Form 10-Q
period 2019-06-30
DELMAR BANCORP
filed 2019-08-09
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended June 30, 2019
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number: 033-21202

Delmar Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52-1559535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2245 Northwood Drive, Salisbury, Maryland	21801
(Address of principal executive offices)	(Zip Code)

410-548-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01	DBCP	OTC Markets

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐ No ☒

As of August 9, 2019 there were 9,985,321 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

DELMAR BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
(Dollars in thousands, except per share amounts)	(Unaudited)	Audited
ASSETS
Cash and due from banks	$16,375	$24,347
Interest bearing deposits in other financial institutions	20,809	4,093
Federal funds sold	7,395	1,254
Cash and cash equivalents	44,579	29,694
Securities available for sale, at fair value	50,917	51,300
Loans, less allowance for credit losses of $7,066 at June 30, 2019 and $7,063 at December 31, 2018	639,649	625,513
Accrued interest receivable on loans and investment securities	2,235	2,103
Premises and equipment, at cost, less accumulated depreciation	9,953	10,048
Federal Home Loan Bank stock, at cost	2,761	2,652
Atlantic Central Bankers Bank stock, at cost	131	131
Other investments	1,559	1,537
Deferred tax asset	3,087	4,829
Other real estate owned	3,682	3,660
Core deposit intangible	918	1,069
Goodwill	5,237	5,237
Other assets	5,514	1,643
Total assets	$770,222	$739,416
LIABILITIES
Deposits:
Non interest bearing demand	$194,656	$185,476
NOW	53,646	54,481
Savings and money market	116,457	123,949
Time, $100,000 or more	126,099	115,030
Other time	148,658	135,990
	639,516	614,926
Accrued interest payable on deposits	516	392
Short-term borrowings	—	7,000
Long-term borrowings	49,160	43,489
Subordinated notes payable	6,500	6,500
Other liabilities	4,701	1,121
Total liabilities	700,393	673,428
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 20,000,000 shares, issued and outstanding 9,985,321 as of June 30, 2019 and December 31, 2018	100	100
Surplus	29,481	29,470
Retained earnings	39,800	37,149
Accumulated other comprehensive income (loss), net of tax	448	(731)
Total stockholders' equity	69,829	65,988
Total liabilities and stockholders' equity	$770,222	$739,416

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
INTEREST INCOME ON:
Loans, including fees	$8,762	$7,930	$17,228	$14,587
Investment securities:
Taxable	167	170	348	307
Exempt from Federal income tax	148	130	291	274
Federal funds sold	8	23	23	38
Other interest income	135	135	311	220
	9,220	8,388	18,201	15,426
INTEREST EXPENSE ON:
Deposits	1,486	953	2,832	1,652
Borrowings	416	371	838	721
	1,902	1,324	3,670	2,373
NET INTEREST INCOME	7,318	7,064	14,531	13,053
Provision for credit losses	300	275	600	525
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	7,018	6,789	13,931	12,528
OTHER INCOME:
Service charges on deposit accounts	279	327	566	646
Gains on disposal of other assets	—	—	—	1
Other income	561	434	1,032	901
	840	761	1,598	1,548
OTHER EXPENSES:
Salaries and employee benefits	2,833	3,062	5,671	5,469
Premises and equipment	896	925	1,834	1,562
Amortization of core deposit intangible	76	126	151	168
(Gains) losses on other real estate owned	(4)	63	(5)	101
Other expenses	1,611	2,193	3,370	3,823
	5,412	6,369	11,021	11,123
INCOME BEFORE TAXES ON INCOME	2,446	1,181	4,508	2,953
Federal and state income taxes	695	417	1,358	893
NET INCOME	$1,751	$764	$3,150	$2,060
Earnings per common share
Basic earnings per share	$0.175	$0.077	$0.315	$0.219

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2019	2018	2019	2018
NET INCOME	$1,751	$764	$3,150	$2,060
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on securities available for sale arising during the period	744	(109)	1,604	(971)
Deferred income tax (liabilities) benefits	(197)	29	(425)	257
Other comprehensive income (loss), net of tax	547	(80)	1,179	(714)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	547	(80)	1,179	(714)
COMPREHENSIVE INCOME	$2,298	$684	$4,329	$1,346

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three month period:
				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balances, March 31, 2018	100	29,413	33,712	(887)	62,338
COMPREHENSIVE INCOME
Net income	—	—	764	—	764
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	(80)	(80)
TOTAL COMPREHENSIVE INCOME					684
Cash dividends, $0.025 per share	—	—	(250)	—	(250)
Common stock issued for stock options exercised	—	4	—	—	4
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	10	—	—	10
Balances, June 30, 2018	100	29,427	34,226	(967)	62,786

Balances, March 31, 2019	100	29,475	38,299	(99)	67,775
COMPREHENSIVE INCOME
Net income	—	—	1,751	—	1,751
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	547	547
TOTAL COMPREHENSIVE INCOME					2,298
Cash dividends, $0.025 per share	—	—	(250)	—	(250)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	6	—	—	6
Balances, June 30, 2019	$100	$29,481	$39,800	$448	$69,829

For the six month period:
				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balances, December 31, 2017	82	16,622	32,615	(253)	49,066
COMPREHENSIVE INCOME
Net income	—	—	2,060	—	2,060
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	(714)	(714)
TOTAL COMPREHENSIVE INCOME					1,346
Cash dividends, $0.045 per share	—	—	(449)	—	(449)
Common stock issued for stock options exercised	—	8	—	—	8
Common stock issued to shareholders of Liberty Bell Bank	18	12,781	—	—	12,799
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	16	—	—	16
Balances, June 30, 2018	100	29,427	34,226	(967)	62,786

Balances, December 31, 2018	100	29,470	37,149	(731)	65,988
COMPREHENSIVE INCOME
Net income	—	—	3,150	—	3,150
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	1,179	1,179
TOTAL COMPREHENSIVE INCOME					4,329
Cash dividends, $0.050 per share	—	—	(499)	—	(499)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	11	—	—	11
Balances, June 30, 2019	$100	$29,481	$39,800	$448	$69,829

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Six Months Ended
	June 30,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,150	$2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	600	525
Depreciation	564	418
Amortization and accretion	242	279
Net gains on sales of assets	—	(1)
Net losses on other real estate owned, including write‑downs	2	102
Deferred income tax expenses	1,317	402
Stock‑based compensation expense, net of employee tax obligation	11	16
Changes in assets and liabilities:
(Increase) decrease in accrued interest receivable	(132)	14
(Increase) decrease in other assets	(3,895)	460
Increase in accrued interest payable	125	38
Increase (decrease) in other liabilities	3,579	(1,110)
Net cash provided by operating activities	5,563	3,203
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(2,582)	(4,088)
Proceeds from maturities and paydowns of securities available for sale	4,478	3,606
Proceeds from sales of securities available for sale	—	2,591
Net increase in loans	(14,945)	(15,030)
Proceeds from sale of assets	—	1
Cash received in the purchase of Liberty Bell Bank	—	11,831
Purchases of premises and equipment	(469)	(1,028)
Cash paid to shareholders of Liberty Bell Bank	—	(4,471)
Proceeds from the sales of foreclosed assets	186	689
Proceeds from sales of Federal Home Loan Bank stock	810	551
Purchase of Federal Home Loan Bank stock	(919)	(451)
Net cash used by investing activities	(13,441)	(5,799)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, NOW, money market, and savings deposits, net	854	1,633
Cash received for the exercise of stock options	—	8
Increase in time deposits, net	23,737	13,368
Proceeds from borrowings to fund acquisition of Liberty Bell Bank, net of loan costs	—	4,450
Decrease in other borrowings, net	(1,329)	(329)
Dividends paid	(499)	(364)
Net cash provided by financing activities	22,763	18,766
Net increase in cash and cash equivalents	14,885	16,170
Cash and cash equivalents, beginning	29,694	32,582
Cash and cash equivalents, ending	$44,579	$48,752
Supplementary cash flow information:
Interest paid	$3,545	$3,597
Income taxes paid	473	1,240
Total appreciation (depreciation) on securities available for sale	$1,604	$(971)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Fair value of assets acquired, net of cash and cash equivalents	$—	$139,701
Fair value of liabilities assumed, net of cash and cash equivalents	—	139,500
Value of shares provided to Liberty Bell Bank stockholders	—	12,798
Loans converted to other real estate owned	$209	$335

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Delmar Bancorp is a bank holding company which owns all the outstanding shares of capital stock of The Bank of Delmarva, a commercial bank operating in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey. The Bank provides financial services to individual and corporate customers, and is subject to competition from other financial institutions. The Bank is also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Bank conform to generally accepted accounting principles and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Delmar Bancorp, a bank holding company (the Company); its wholly owned subsidiary — The Bank of Delmarva (the “Bank”), a commercial bank engaged in general commercial banking operations in Maryland, Delaware and New Jersey; Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of The Bank of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of The Bank of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of The Bank of Delmarva, which is a real estate holding company; DHB Development, LLC, of which the Bank holds a 40.55% interest, and is a real estate holding company; West Nithsdale Enterprises, LLC, of which the Bank holds a 10% interest, and is a real estate holding company; and FBW, LLC, of which the Bank holds 50% interest, and is also a real estate holding company. All significant intercompany accounts and transactions have been eliminated.

Financial Statement Presentation

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2019 and December 31, 2018, the results of its operations and its cash flows for the six month periods ended June 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Adoption of New Accounting Standard:

On January 1, 2019, the Company adopted ASU No. 2016-02, "Leases", utilizing the effective date method under the modified retrospective approach. The Company currently leases seven of its office leases under operating leases and one under a finance lease. The Company's present value of future lease payments, measured on a discounted basis, as of January 1, 2019 was $3.6 million, which was recorded as a right-of-use asset included in other assets with an offsetting liability included in other liabilities on the consolidated balance sheet. Additional disclosures related to lease commitments are provided in Note 5.

Securities Available for Sale:

Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Bank's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Bank's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, the value of the underlying collateral, and current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least monthly and more often if deemed necessary.

The allowance for credit losses typically consists of an allocated component and an unallocated component. The allocated component of the allowance for credit losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.

The specific credit allocations are based on regular analyses of all loans over a fixed‑dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using a loss migration analysis that examines loss experience and the related internal gradings of loans charged off over a current 3 year period. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

Any unallocated portion of the allowance reflects management's estimate of probable inherent but undetected losses within the portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated allowance includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the portfolio. It is management's intent to continually refine the methodology for the allowance for credit losses in an attempt to directly allocate potential losses in the loan portfolio under ASC Topic 310 and minimize the unallocated portion of the allowance for credit losses.

Loan Charge‑off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

-	management deems the asset to be uncollectible
-	repayment is deemed to be made beyond the reasonable time frames
-	the asset has been classified as a loss by internal or external review
-	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets

Acquired Loans

Loans acquired in connections with business combinations are recorded at their acquisition‑date fair value with no carry over of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition‑date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans, including the impact of any accretable yield.

Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310‑30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicator that and acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non‑accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

Under the ASC 310‑30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonable estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan's total scheduled principal and interest payment over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non‑accretable difference. The non‑accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.

Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for loan losses resulting in an increase in the allowance for loan losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized as interest income on a prospective basis over the loan's remaining life.

Acquired loans that were not individually determined to be purchased with deteriorated credit quality are accounted for in accordance with ASC 310‑20, Nonrefundable Fees and Other Costs (ASC 310‑20), whereby the premium or discount derived from the fair market value adjustment, on a loan‑by‑loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write‑downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At June 30, 2019 there were seven properties with a combined estimated value of $3.7 million included in other real estate owned, and at December 31, 2018 there were nine properties with a combined estimated value of $3.7 million.

Intangible Assets and Amortization:

During the first quarter of 2018 the Bank acquired Liberty Bell Bank. ASC 350, Intangibles‑Goodwill and Other (ASC 350), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisition are amortized (see Note 12).

Accounting for Stock Based Compensation:

The Company follows ASC 718‑10, Compensation — Stock Compensation for accounting and reporting for stock‑based compensation plans. ASC 718‑10 defines a fair value at grant date to be used for measuring compensation expense for stock‑based compensation plans to be recognized in the statement of income.

Earnings Per Share

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each year, giving retroactive effect to stock splits and dividends. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the year, unless they are anti‑dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 8).

Note 2. Investment Securities

Securities available for sale are as follows:

	June 30, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,399	$248	$21	$9,626
Obligations of States and political subdivisions	21,706	522	40	22,188
Mortgage-backed securities	17,702	75	103	17,674
Equity securities	1,500	—	71	1,429
	$50,307	$845	$235	$50,917

	December 31, 2018
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	139	426	21,096
Mortgage-backed securities	19,942	15	553	19,404
Equity securities	1,500	—	120	1,380
	$52,294	$201	$1,195	$51,300

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2019 and December 31, 2018, are as follows:

	June 30, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$4,640	$—	$4,986	$21	$9,626	$21
Mortgage-backed securities	7,463	—	10,211	103	17,674	103
Obligations of States and political subdivisions	14,707	3	7,481	37	22,188	40
Equity Securities	—	—	1,429	71	1,429	71
Total securities with unrealized losses	$26,810	$3	$24,107	$232	$50,917	$235

	December 31, 2018
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$3,973	$18	$5,927	$78	$9,900	$96
Mortgage-backed securities	5,485	111	13,440	442	18,924	553
Obligations of States and political subdivisions	9,119	81	11,977	345	21,096	426
Equity Securities	—	—	1,380	120	1,380	120
Total securities with unrealized losses	$18,577	$209	$32,724	$985	$51,300	$1,195

For individual securities classified as either available for sale or held to maturity, the Bank must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating other‑than‑temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near‑term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security shall be written down to the fair value as a new cost basis and the amount of the write‑down shall be included in earnings (that is, accounted for as a realized loss).

Contractual maturities of investment securities at June 30, 2019 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities have no stated maturity and primarily reflect investments in various Pass‑through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage‑backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	June 30, 2019
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$4,777	$4,766
Due after one year through five years	2,563	2,558
Due after five years through ten years	12,463	12,892
Due after ten years or more	12,802	13,028
Mortgage-backed, due in monthly installments	17,702	17,673
	$50,307	$50,917

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of June 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	At June 30, 2019	At December 31, 2018
Originated Loans
Other real estate secured	$373,082	$356,141
1 - 4 Family residential secured	119,036	116,771
Other	52,612	48,960
	544,730	521,872
Acquired Loans
Other real estate secured	$63,310	$70,080
1 - 4 Family residential secured	27,493	29,532
Other	12,075	12,420
	102,878	112,032
Total Loans
Other real estate secured	$436,392	$426,221
1 - 4 Family residential secured	146,529	146,303
Other	64,687	61,379
	647,608	633,903
Less: Unamortized discounts on acquired loans	(893)	(1,327)
Less: Allowance for loan losses	(7,066)	(7,063)
	$639,649	$625,513

Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Bank has segmented the loan portfolio into the following classifications:

•	Other Real Estate Secured
o	Commercial Real Estate
o	Construction and Land Development
o	Farmland
o	Multifamily
•	1 – 4 Family Residential Secured
•	Other
o	Commercial and Industrial
o	Consumer Loans
o	Other Loans

Each of these segments are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period for their respective segments as well as the following qualitative factors:

•	Changes in the levels and trends in delinquencies, non‑accruals, classified assets and troubled debt restructurings
•	Changes in the nature and volume of the portfolio
•	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
•	Changes in the experience, depth and ability of management
•	Changes in the national and local economic conditions and developments, including the condition of various market segments
•	Changes in the concentration of credits within each pool
•	Changes in the quality of the Bank's loan review system and the degree of oversight by the Board
•	Changes in external factors such as competition and the legal environment.

The above factors result in a FAS 5, as codified in FASB ASC 450‑10‑ 20, calculated reserve for environmental factors.

All credit exposures graded at a rating of “5”, “6”, “7” or “8” with outstanding balances less than or equal to $250,000 and credit exposures graded at a rating of “1”, “2”, “3” or “4” are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period as a percentage of total charge‑offs for the same period for their respective segments as well as the qualitative factors discussed above. The weighted average historical percentage is further adjusted based on delinquency risk trend assessments and concentration risk assessments.

All credit exposures graded at a rating of “5”, “6”, “7” or “8” with outstanding balances greater than $250,000 are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge‑offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge‑off to the allowance.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of loan losses inherent in the loan portfolio as of June 30, 2019 and December 31, 2018.

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2019 and and December 31, 2018:

	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
June 30, 2019
Individually evaluated for impairment:
Balance in allowance	$164	$265	$169	$—	$598
Related loan balance	13,851	4,574	431	—	18,856
Collectively evaluated for impairment:
Balance in allowance	$4,195	$1,078	$465	$730	$6,468
Related loan balance	422,082	141,703	64,074	—	627,859

Note: The balances above include unamortized discounts on acquired loans of $893,000.

	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
December 31, 2018
Individually evaluated for impairment:
Balance in allowance	$278	$586	$178	$—	$1,042
Related loan balance	14,947	8,775	1,732	—	25,454
Collectively evaluated for impairment:
Balance in allowance	$3,998	$1,057	$476	$490	$6,021
Related loan balance	410,527	137,192	59,403	—	607,122

Note:  The balances above include unamortized discounts on acquired loans of $1.3 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2019 and 2018.  Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	June 30, 2019
	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
Quarter Ended:
Beginning Balance	$4,295	$1,644	$667	$457	$7,063
Charge-offs	(220)	(193)	(43)	—	(456)
Recoveries	8	139	12	—	159
Provision	276	(247)	(2)	273	300
Ending Balance	4,359	1,343	634	730	7,066
Six Months Ended:
Beginning Balance	4,276	1,643	654	490	7,063
Charge-offs	(421)	(198)	(178)	—	(797)
Recoveries	13	141	46	—	200
Provision	491	(243)	112	240	600
Ending Balance	4,359	1,343	634	730	7,066

	June 30, 2018
	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
Quarter Ended:
Beginning Balance	$4,249	$1,802	$514	$459	$7,024
Charge-offs	(204)	(8)	(71)	—	(283)
Recoveries	3	55	22	—	80
Provision	386	38	(21)	(128)	275
Ending Balance	4,434	1,887	444	331	7,096
Six Months Ended:
Beginning Balance	3,858	1,744	536	565	6,703
Charge-offs	(204)	(52)	(118)	—	(374)
Recoveries	68	124	50	—	242
Provision	712	71	(24)	(234)	525
Ending Balance	4,434	1,887	444	331	7,096

The Bank had an unallocated amount (overage) of approximately $730,000 in the allowance that is reflected in the above table as of June 30, 2019. The Bank had an unallocated amount (overage) of approximately $331,000 in the allowance that is reflected in the above table as of June 30, 2018. Management is comfortable with this amount as they feel it is adequate to absorb additional inherent but as yet unidentified losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category at June 30, 2019 and December 31, 2018. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank's internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Bank's internal risk ratings are as follows:

1	Excellent — minimal risk. Normally supported by pledged deposits, United States government securities, etc.
2	Superior — low risk. All of the risks associated with this credit based on each of the bank's creditworthiness criteria are minimal.
3	Good — moderately low risk. Most of the risks associated with this credit based on each of the bank's creditworthiness criteria are minimal.
4	Fair/Watch — moderate risk. The weighted overall risk associated with this credit based on each of the bank's creditworthiness criteria is acceptable.
5	Marginal — moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard — The bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected.
7	Doubtful — Weaknesses make collection or liquidation in full, based on currently existing facts, improbable.
8	Loss — Of little value; not warranted as a bankable asset.

Non‑accruals

In general, a loan will be placed on non‑accrual status at the end of the reporting month in which the interest or principal is past due more than 90 days. Exceptions to the policy are those loans that are in the process of collection and are well-secured. A well‑secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.

A summary of loans by risk rating is as follows:

		1 - 4 Family
	Other Real	Residential
June 30, 2019	Estate Secured	Secured	Other	Total
	Dollars in Thousands
Excellent	$1,114	$—	$11,187	$12,301
Superior	3,844	255	1,923	6,022
Good	418,145	139,073	48,436	605,654
Fair	5,381	3,503	1,206	10,090
Marginal	—	117	—	117
Substandard	7,449	3,329	1,753	12,531
TOTAL	$435,933	$146,277	$64,505	$646,715
Non-Accrual	$2,713	$2,100	$169	$4,982
Troubled debt restructures	$7,460	$2,468	$1,194	$11,122
Breakdown of TDRs
TDRs on Non-accrual	$1,123	$932	$169	$2,224
TDRs Past Due 30-89	—	404	—	404
Performing TDRs	6,337	1,132	1,025	8,494
TOTAL	$7,460	$2,468	$1,194	$11,122
Total Non-performing TDR accounts	$1,123	$1,336	$169	$2,628

		1 - 4 Family
	Other Real	Residential
December 31, 2018	Estate Secured	Secured	Other	Total
	Dollars in Thousands
Excellent	$1,143	$—	$9,756	$10,899
Superior	7,523	267	2,015	9,805
Good	402,092	133,401	45,802	581,295
Fair	8,084	4,598	2,106	14,788
Marginal	407	112	268	787
Substandard	7,071	7,589	343	15,003
TOTAL	$426,319	$145,967	$60,290	$632,576
Non-Accrual	$4,423	$4,547	$178	$9,148
Troubled debt restructures	$10,341	$7,269	$206	$17,816
Breakdown of TDRs
TDRs on Non-accrual	$2,546	$3,290	$175	$6,012
TDRs Past Due 30-89	640	—	31	671
Performing TDRs	7,155	3,979	—	11,134
TOTAL	$10,341	$7,269	$206	$17,816
Total Non-performing TDR accounts	$3,186	$3,290	$206	$6,682

The following table includes an aging analysis of the recorded investment of past due financing receivables as of June 30, 2019 and December 31, 2018:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At June 30, 2019	Past Due*	Past Due	Past Due**	Past Due	Balance	Receivables	and Accruing
	Dollars in Thousands
Other Real Estate Secured	$777	$1,195	$1,718	$3,690	$432,702	$436,392	$—
1 - 4 Family Residential	1,708	517	1,006	3,231	143,298	146,529	156
Other	105	485	—	590	64,097	64,687	—
TOTAL	$2,590	$2,197	$2,724	$7,511	$640,097	$647,608	$156

*      Includes $817,000 of non‑accrual loans.

**    Includes $2.5 million of non-accrual loans.

Total financing receivable balances do not include unamortized discounts of $893,000.

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2018	Past Due	Past Due	Past Due*	Past Due	Balance	Receivables	and Accruing
	Dollars in Thousands
Other Real Estate Secured	$876	$1,742	$3,129	$5,747	$420,474	$426,221	$338
1 - 4 Family Residential	1,292	383	1,722	3,397	142,906	146,303	—
Other	1,035	33	268	1,336	60,043	61,379	268
TOTAL	$3,203	$2,158	$5,119	$10,480	$623,423	$633,903	$606

*      Includes $4.5 million of non‑accrual loans.

Total financing receivable balances do not include unamortized discounts of $1.3 million.

Impaired Loans

Impaired loans are defined as non‑accrual loans, troubled debt restructurings, purchase credit impaired loans (“PCI”) and loans risk rated a “6” or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management used the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge‑offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge‑off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non‑accrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non‑accrual status, contractual interest is credited to interest income when received, under the cash basis method.

The following table includes the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific reserve in the allowance based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non‑accrual status, all payments are applied to principal, under the cost recovery method.

		Unpaid	Interest			Average
	Recorded	Principal	Income	Specific		Recorded
June 30, 2019	Investment	Balance	Recognized	Reserve		Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Other Real Estate Secured	$2,528	$2,528	$118		$164	$2,902
1 - 4 Family Residential Secured	749	749	—		265	2,348
Other	169	169	—		169	107
Total impaired loans with specific reserves	$3,446	$3,446	$118		$598	$5,357
Impaired loans with no specific reserve:
Other Real Estate Secured	$12,121	$12,605	$493		$—	$12,485
1 - 4 Family Residential Secured	4,209	5,443	113		—	4,985
Other	1,583	1,583	59		—	1,694
Total impaired loans with no specific reserve	$17,913	$19,631	$665	—	—	$19,164
TOTAL	$21,359	$23,077	$783		$598	$24,521

Total impaired loans of $21.4 million at June 30, 2019 include PCI loan balances of $1.0 million, which are net of a discount of $379,000. Total impaired loans also included $1.4 million of loans which did not meet the criteria whereby an individual evaluation for impairment was required. These loans were pooled with all other loans not requiring an evaluation for individual impairment and reviewed and analyzed using the weighted average historical charge‑offs over a current three year period for their respective segments along with the qualitative factors stated previously in this disclosure, to result in a ASC 450‑10‑20 (FAS 5) calculated reserve.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2018	Investment	Balance	Recognized	Reserve	Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Other Real Estate Secured	$3,276	$3,276	$246	$412	$3,690
1 - 4 Family Residential Secured	3,947	4,075	174	586	4,989
Other	44	44	2	44	22
Total impaired loans with specific reserves	$7,267	$7,395	$422	$1,042	$8,701
Impaired loans with no specific reserve:
Other Real Estate Secured	$12,849	$13,905	$1,016	$—	$10,691
1 - 4 Family Residential Secured	5,761	7,011	256	—	3,902
Other	1,805	1,805	112	—	1,080
Total impaired loans with no specific reserve	$20,415	$22,721	$1,384	$—	$15,672
TOTAL	$27,682	$30,116	$1,806	$1,042	$24,374

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	June 30, 2019	December 31, 2018
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,424	$1,692
Carrying amount	1,045	1,110
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$101,454	$110,340
Carrying amount	100,940	109,595
Total acquired loans
Outstanding balance	$102,878	$112,032
Carrying amount	101,985	110,705

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310‑20:

Dollars in Thousands	June 30, 2019	December 31, 2018
Balance at beginning of period	$745	$—
Acquisitions	—	1,703
Accretion	(231)	(958)
Balance at end of period	$514	$745

During the three months and six months ended June 30, 2019, the Company recorded $28,000 and $56,000, respectively in accretion on acquired loans accounted for under ASC 310-30.  During the three months and six months ended June 30, 2018, the Company recorded $32,000 in accretion on acquired loans accounted for under ASC 310-30.

Non‑accretable yield on purchased credit impaired loans was $323,000 and $463,000 at June 30, 2019 and December 31, 2018, respectively.

Concentration of Risk:

The Bank makes loans to customers located primarily within Wicomico and Worcester Counties, Maryland, Sussex County, Delaware and Camden and Burlington Counties, New Jersey. A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages.

The Bank had no commitments to loan additional funds to the borrowers of restructured, impaired, or non‑accrual loans as of June 30, 2019 and December 31, 2018.

Note 4. Credit Facilities

The Bank owns capital stock of the Federal Home Loan Bank of Atlanta (FHLB) as a condition for a $189.8 million convertible advance credit facility from the FHLB. As of June 30, 2019 the Bank had remaining credit availability of $140.6 million under this facility.

The following table details the long-term advances the Company had outstanding with the FHLB at June 30, 2019 and December 31, 2018:

	June 30, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,607	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,553	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	49,160

	December 31, 2018
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	1.51%	June 2019	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,821	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,668	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	43,489

* The FHLB has the option of converting the rate on this long-term borrowing to a three month LIBOR-based floating rate in May 2020.

Average short‑term borrowing under FHLB approximated $4.9 million and $1.4 million for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The Bank has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $156.8 million and $135.3 million at June 30, 2019 and December 31, 2018, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million. Interest‑only payments are due quarterly at 6.71% per annum, and the outstanding principal balance matures in October 2025. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest‑only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028.

The proceeds of these long‑term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Bank has secured credit availability of $5.0 million with a correspondent bank and an unsecured credit availability of $5.0 million with a correspondent bank for short‑term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At June 30, 2019 and December 31, 2018, there were no borrowings outstanding under these credit agreements.

Maturities on long‑term debt over the next five years are as follows (dollars in thousands):

2019	$329
2020	25,659
2021	16,659
2022	5,659
2023	337

Note 5.  Lease Commitments

The Bank adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using a modified-retrospective approach, whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. The Bank also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed the Bank to carry forward the historical lease classifications. Additionally, the Bank elected the hindsight practical expedient to determine the lease term for existing leases.

The Bank leases eight locations for administrative offices and branch locations. Seven leases were classified as operating leases and one as a finance lease. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25,000 are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Bank elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The Bank has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets are limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset and a corresponding lease liability of $3.6 million on January 1, 2019.

Supplemental lease information at or for the six months ended June 30, 2019 is as follows:

Balance Sheet	Dollars in Thousands

Right-of-use asset classified as premises and equipment	$3,385
Lease liability classified as other liabilities	3,413

Income Statement

Operating lease cost classified as premises and equipment	$243

Weighted average lease term, in years	7.80
Weighted average discount rate (1)	3.27%
Operating cash flows	$250

(1)

The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

A maturity analysis of the Company's lease liabilities at June 30, 2019 was as follows:

Dollars in Thousands
One year or less	$—
One to three years	120
Three to five years	—
Over 5 years	3,777
Total lease payments	3,897
Less: Interest	(484)
Present value of lease liabilities	$3,413

Note 6. Stock Option Plans

Delmar Bancorp Stock Option Plan

The Bank had employee and director stock option plans and had reserved shares of stock for issuance thereunder. Options granted under these plans had a ten‑year life with a four‑year vesting period that began one year after date of grant, and were exercisable at a price equal to the fair value of the Company's stock on the date of the grant. Each award from all plans was evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the grantor determines. The plan term ended in 2014, therefore no new options can be granted.

No stock options were exercised during the first six months of 2019.  All remaining stock options expired during the second quarter of 2019.

Liberty Bell Bank Stock Option Plans

In 2004 Liberty Bell Bank adopted the 2004 Incentive Stock Option Plan and the 2004 Non‑Qualified Stock Option Plan, which were stock‑based incentive compensation plans (the Plans). In February 2014 the Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the approval by the board of directors of Liberty signing the Agreement of Merger with Delmar Bancorp in July 2017. In accordance with the terms of the Agreement of Merger between Delmar and Liberty, the Plan was assumed by Delmar, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of Delmar at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of Delmar common stock into which shares of Liberty common stock were convertible in the Merger, which was 0.2857 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

Remaining options for 8,709 shares were outstanding as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
June 30, 2019	2,355	$4.14	$9,750	6,354	$4.14	$26,306

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2018. No stock options were exercised or forfeited during the first six months of 2019. All remaining stock options expire during the first quarter of 2023.

Note 7. Restricted Stock Plan

The Bank had an employee and director restricted stock plan and reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Plan was adopted by the Company's Board of Directors in April 2014, and was subject to the right of the Board of Directors to terminate the Plan at any time, terminated on June 30, 2018. The termination of the Plan, either at the scheduled termination date or before such date, did not affect any award issued prior to termination.

As of June 30, 2019 non‑vested restricted stock awards totaling 6,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2018	9,000	$7.30
Vested in 2019	(3,000)	7.30
Nonvested Awards June 30, 2019	6,000	$7.30

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that restricted stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC Topic 718‑10, during the three months and six months ended June 30, 2018 the Company recognized restricted stock‑based compensation expense of $9,900, or $7,300 net of tax, and $16,200, or $11,900 net of tax, respectively, related to the 2014 restricted stock awards. During the three months and six months ended June 30, 2019 the Company recognized stock‑based compensation expense of $5,500 or $4,000 net of tax, and $11,000, or $8,000 net of tax, respectively, related to the 2014 restricted stock awards. Unrecognized restricted stock‑based compensation expense related to 2014 restricted stock awards totaled approximately $37,000 at June 30, 2019. The remaining period over which this unrecognized expense is expected to be recognized is approximately two years.

Note 8. Earnings Per Share

Diluted earnings per share are calculated as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income applicable to basic earnings per common share	$1,751	$764	$3,150	$2,060
Weighted average shares outstanding	9,985	9,974	9,985	9,402
Basic earnings per share	$0.175	$0.077	$0.315	$0.219
Effect of dilutive securities:
Weighted average shares outstanding under options Delmar 2004 stock option plan (1)	12	23	15	31
Weighted average exercise price per share	$9.05	$7.54	$9.05	$10.32
Assumed proceeds on exercise	$109	$173	$136	$320
Average market value per share	$7.45	$7.37	$7.30	$7.32
Weighted average shares outstanding under options Liberty 2004 stock option plan	12	16	12	11
Weighted average exercise price per share	$3.98	$4.02	$3.98	$4.03
Assumed proceeds on exercise	$48	$64	$48	$44
Average market value per share	$7.45	$7.37	$7.30	$7.32
Less: Treasury stock purchased with assumed proceeds from exercise	$6	$8	$6	$6
Weighted average shares outstanding under restricted stock plans (2)	9	12	9	9
Diluted weighted average shares and common stock equivalents	10,000	9,994	10,000	9,416
Diluted earnings per share	$0.175	$0.076	$0.315	$0.219

(1)	Options were excluded from the calculation of dilutive earnings per share because they are anti‑dilutive.

(2)	Includes vested shares not yet issued and nonvested shares as of June 30.

Note 9. Regulatory Capital Requirements

The Company and the Bank are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital adequacy guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off‑balance‑sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk‑weighted assets, Tier I capital to average assets, and beginning in 2015, common equity Tier I capital to risk‑weighted assets. Management believes as of June 30, 2019 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of June 30, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk‑based, Tier I risk‑based, Tier I leverage and, beginning in 2015, common equity Tier I risk‑based ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The Common Equity Tier I, Tier I and Total capital ratios are calculated by dividing the respective capital amounts by risk‑weighted assets. Risk‑weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off‑balance‑sheet items, among other things. The leverage ratio is calculated by dividing Tier I capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules required the Bank and Bancorp to maintain (i) a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier I plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier I capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Bank or Bancorp. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier I capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of June 30, 2019 and December 31, 2018 for the Bank and Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018 based on the phase‑in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased‑in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company's and the Bank's capital amounts and ratios as of June 30, 2019 and December 31, 2018 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$76,180	12.1%	$66,152	10.5%	$—	N/A
The Bank of Delmarva	74,959	11.9%	66,101	10.5%	62,953	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	62,349	9.9%	53,551	8.5%	—	N/A
The Bank of Delmarva	67,628	10.7%	53,510	8.5%	50,362	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	62,349	9.9%	44,101	7.0%	—	N/A
The Bank of Delmarva	67,628	10.7%	44,067	7.0%	40,920	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	62,349	8.3%	30,225	4.0%	—	N/A
The Bank of Delmarva	67,628	9.0%	30,225	4.0%	37,781	5.0%
As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years.

Note 10. Fair Values of Financial Instruments

The following table shows the estimated fair value and the related carrying values of the Company's financial instruments at June 30, 2019 and December 31, 2018. Items that are not financial instruments are not included.

	June 30,		December 31,
Dollars are in thousands	2019		2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$16,375	$16,375	$24,347	$24,347
Interest bearing deposits	20,809	20,809	4,093	4,093
Federal funds sold	7,395	7,395	1,254	1,254
Securities:
Available for sale	50,917	50,917	51,300	51,300
Loans, net of allowance for credit losses	639,649	619,552	625,513	604,290
Accrued interest receivable	2,235	2,235	2,103	2,103
Federal Home Loan Bank stock	2,761	2,761	2,652	2,652
Atlantic Central Bankers stock	131	131	131	131
Other investments	1,559	1,559	1,537	1,537
Financial liabilities:
Deposits	$639,516	$606,769	$614,925	$570,509
Accrued interest payable	516	516	392	392
FHLB advances and note payable	55,660	56,267	56,989	56,979
Unrecognized financial instruments:
Commitments to extend credit	$104,565	$104,565	$114,395	$114,395
Standby letters of credit	2,644	2,644	3,276	3,276

For purposes of the above disclosures of estimated fair value, the following assumptions were used.

Cash and cash equivalents:

The estimated fair value for cash and due from banks, interest‑bearing deposits in other banks, and Federal funds purchased is considered to approximate cost because of their short‑term nature.

Investment securities:

Estimated fair values are based on quoted market prices for actual or similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the audit risk, overhead costs, and optionality of such investments.

Loans:

The estimated fair value for certain homogeneous categories of loans, such as residential mortgages, is based on the quoted market price for securities backed by similar loans, adjusted for differences in loan characteristics. The estimated fair value of other loans is determined by discounting future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

Deposits:

The estimated fair value of deposits with no stated maturity, such as noninterest‑bearing demand deposits, savings, NOW accounts and money market accounts, is equal to the amount payable on demand at the reporting date (that is, their carrying amounts). The fair value of certificates of deposit is based on the rates currently offered for deposits of similar maturities and using a discounted cash flow analysis. The fair value estimates do not include the benefit that results from the low‑cost funding provided by the deposit liabilities compared to the cost of borrowing funds in the market.

Borrowings:

The fair value of long‑term fixed rate borrowings is estimated by discounting future cash flows using current interest rates currently offered for similar financial instruments.

Unrecognized financial instruments:

The fair value of unrecognized financial instruments would be estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the customers.

Other assets and liabilities:

Other assets and liabilities of the Bank that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non‑financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments not disclosed elsewhere as of June 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value.

Dollars are in thousands			Fair Value Hierarchy
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
June 30, 2019
Financial assets:
Loans, net	$639,649	$619,552	$—	$—	$619,552
Financial liabilities:
Deposits	$639,516	$606,769	$—	$606,769	$—
FHLB advances and notes payable	55,660	56,267	—	56,267	—

December 31, 2018
Financial assets:
Loans, net	$625,513	$604,290	$—	$—	$604,290
Financial liabilities:
Deposits	$614,925	$570,509	$—	$570,509	$—
FHLB advances and notes payable	56,989	56,979	—	56,979	—

Note 11. Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820‑10 Fair Value Measurements and Disclosures which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investments securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value

Fair Value Hierarchy

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 — Significant unobservable inputs (including the Bank's own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Bank performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.

The following table presents fair value measurements on a recurring basis as of June 30, 2019 and December 31, 2018:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2019
Securities available for sale:
Obligations of U.S. Government agencies	$—	$9,626	$—	$9,626
Obligations of States and political subdivisions	—	22,188	—	22,188
Mortgage-backed securities	—	17,674	—	17,674
Equity securities	—	1,429	—	1,429
Total securities available for sale	$—	$50,917	$—	$50,917
December 31, 2018
Securities available for sale:
Obligations of U.S. Government agencies	$—	$9,420	$—	$9,420
Obligations of States and political subdivisions	—	21,096	—	21,096
Mortgage-backed securities	—	19,404	—	19,404
Equity securities	—	1,380	—	1,380
Total securities available for sale	$—	$51,300	$—	$51,300

Securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, which are considered level 2 inputs. For these securities, management obtains fair value measurements from an independent pricing service.

The Bank may also be required, from time to time, to measure certain other financial and non‑financial assets and liabilities at fair value on a non‑recurring basis in accordance with GAAP. The following table presents all fair value measurements on a non‑recurring basis as of June 30, 2019 and December 31, 2018:

Dollars are in thousands				Fair
June 30, 2019	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$20,761	$20,761
OREO	—	3,682	—	3,682
Total	$—	$3,682	$20,761	$24,443
December 31, 2018
Impaired loans	$—	$—	$26,640	$26,640
OREO	—	3,660	—	3,660
Total	$—	$3,660	$26,640	$30,300

Measured on a Non‑Recurring Basis:

Financial Assets and Liabilities

The Bank is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired financial assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Bank determines such fair values from independent appraisals, which management considers level 3 inputs.

Non Financial Assets and Non Financial Liabilities

The Company has no non‑financial assets and non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets and non‑financial liabilities typically measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in a goodwill impairment test, and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment.

Foreclosed real estate were adjusted to their fair values, resulting in an impairment charge, which was included in earnings for the period. Foreclosed real estate, which are considered to be non‑financial assets, have been valued using a market approach at the time they are recorded in OREO. The values were determined using current market prices of similar real estate assets, which the Bank considers to be level 2 inputs.

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumes, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2018.

Goodwill:  The Company acquired goodwill in the purchase of Liberty Bell Bank (see Note 13). The following table provides changes in goodwill for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$5,237	$—
Liberty Bell Bank acquisition	—	5,237
Impairment	—	—
Balance at the end of the period	$5,237	$5,237

Core Deposit Intangible:  The Company acquired a core deposit intangible in the acquisition of Liberty Bell Bank. The Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. The core deposit intangible is amortized over seven years. The following table provides changes in the core deposit intangible for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$1,069	$—
Liberty Bell Bank acquisition	—	1,489
Accumulated amortization	(151)	(420)
Balance at the end of the period	$918	$1,069

The Company recorded amortization expense related to the core deposit intangible of $76,000 and $126,000 during the three months ended June 30, 2019 and 2018, respectively, and $151,000 and $168,000 during the six months ended June 30, 2019 and 2018, respectively.  Remaining amortization on the core deposit intangible is $151,000 through December 31, 2019 and $216,000, $155,000, $128,000, $128,000, and $140,000 for the years ended December 31, 2020, 2021, 2022, 2023, and 2024 and thereafter, respectively.

Deposits Purchased Premium:  The Company paid a deposit premium in the acquisition of Liberty Bell Bank, which is included in the balances of time deposits on the balance sheets. The premium amount is amortized as a reduction in interest expense over the life of the acquired time deposits. The premium on deposits will be amortized over five years. The following table provides changes in the deposit premium for the six months ended June 30, 2019 and the year ended December 31, 2018:

	June 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$27	$—
Liberty Bell Bank acquisition	—	108
Accumulated accretion	(13)	(81)
Balance at the end of the period	$14	$27

The Company recorded accretion on the deposit premium of $6,000 and $30,000 during the three months ended June 30, 2019 and 2018, respectively, and $13,000 and $36,000 during the six months ended June 30, 2019 and 2018, respectively.  Remaining accretion on the deposits purchased premium is $10,000 through December 31, 2019 and $4,000 thereafter.

Note 13. Liberty Bell Transaction

On March 1, 2018, the Company completed its acquisition of Liberty Bell Bank (“LBB”), a New Jersey chartered commercial bank. LBB shareholders received 0.2857 shares of the Company's common stock for each share of LBB common stock they owned as of the effective date of the acquisition, cash consideration of $1.70 per share or a combination thereof. The aggregate consideration paid to LBB shareholders was $17.3 million. The results of LBB's operations are included in the Company's consolidated statements of income for the year ended December 31, 2018 for the period beginning March 1, 2018, the date of the acquisition.

The acquisition of LBB added market share in Burlington and Camden Counties in Southern New Jersey. The acquisition resulted in three new branches in Evesham, Cherry Hill, and Moorestown, New Jersey.

The acquisition of LBB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated statements of financial condition as of December 31, 2018.

The assets acquired and liabilities assumed in the acquisition of LBB were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value as of
Dollars in Thousands	March 1, 2018
Consideration paid:
Cash	$4,471
Common stock issued in acquisition	12,798
Total consideration paid	17,270
Assets acquired:
Cash and cash equivalents	11,831
Investment securities	7,605
Investments in correspondent bank stock	180
Loans	121,674
Premises and equipment	2,148
Other real estate owned	946
Accrued interest receivable	358
Core deposit intangible	1,489
Deferred tax asset	4,263
Other assets	1,039
Total assets acquired	$151,532
Liabilities assumed:
Deposits	$138,241
Other liabilities	1,259
Total liabilities assumed	$139,500
Net assets acquired	$12,032
Goodwill recorded in acquisition	5,237

Acquired loans (impaired and non‑impaired) are initially recorded at their acquisition‑date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life‑ time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820‑10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310‑30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of LBB's previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a principal balance, prior to fair value adjustments, of $124.5 million.

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired:

Dollars in Thousands	At March 1, 2018
Gross principal balance	$124,545
Fair value adjustment on pools of non-credit impaired loans	(1,703)
Fair value adjustment on purchased credit impaired loans	(1,168)
Fair value of acquired loans	$121,674

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310‑30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company's expectations of future cash flows for each respective loan:

Dollars in Thousands	At March 1, 2018
Contractually required principal and interest at acquisition	$2,469
Contractual cashflows not expected to be collected (non-accretable discount)	(922)
Expected cash flows at acquisition	1,547
Interest component of expected cash flows	(246)
Fair value for loans acquired under ASC 310-30	$1,301

The fair value of savings and transaction deposit accounts acquired from LBB provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $1.49 million or 2.04% of core deposits. The core deposit intangible asset is being amortized on a double declining basis over 7 years.

Direct costs related to the merger were accrued and expensed as incurred. During the three month and six months ended June 30, 2018 the Company incurred approximately $748,000 and $1.2 million, respectively, in Liberty merger‑related expenses. There were no expenses related to the merger with Liberty during the first six months ended June 30, 2019.

Note 14. Bank Acquisition

On December 13, 2018 the Company entered into a share exchange agreement with Virginia Partners Bank (“Partners”). Partners is a commercial bank chartered by the Commonwealth of Virginia Bureau of Financial Institutions and insured by the Federal Deposit Insurance Corporation. Partners is headquartered in Fredericksburg, Virginia, which is the location of the operations center and administrative headquarters and three branch offices. An additional branch office is located in La Plata, Maryland, and a loan production office is located in Annapolis, Maryland. Each share of Partners common stock will be converted into the right to receive 1.7179 shares of Delmar Bancorp common stock. From and after the effective time of the share exchange, former holders of Partners Common Stock shall be shareholders of Delmar, and shall have no rights or interest as a shareholder of Partners. As of June 30, 2019, there were 4,085,181 shares of Partners common stock outstanding which were held by approximately 334 holders of record. Partners will continue to conduct its business as a wholly owned first tier subsidiary of Delmar, under the name “Virginia Partners Bank”. The share exchange is anticipated to become effective during the third quarter of 2019.

Direct costs related to the share exchange were accrued and expensed as incurred. During the three months and six months ended June 30, 2019, the Company incurred $100,000 and $371,000, respectively, in Partners share exchange related expenses. There were no expenses related to the share exchange during the first six months ended June 30, 2018.

Note 15. Recent Accounting Pronouncements

Information about certain recently issued accounting standards updates is presented below.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific revenue recognition guidance throughout the ASC.  The amendments in this update affect any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of non-financial assets unless those contracts, including leases and insurance contracts, are within the scope of other standards.  The amendments establish a core principle requiring the recognition of revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration to which the entity expects to be entitled in exchange for such goods or services.  The amendments also require expanded disclosures concerning the nature, amount, timing and uncertainty of revenues and cash flows arising from contracts with customers.  In August 2015, the FASB deferred the effective date by one year from the date in the original guidance.  In March 2016, the FASB issued ASU No. 2016-08 to clarify the implementation guidance on principal versus agent considerations.  The guidance is effective for fiscal years and interim periods beginning after December 15, 2016.  The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10)”: Recognition and Measurement of Financial Assets and Financial Liabilities." ASU 2016-01, among other things, (i) requires equity investments, with certain exceptions, to be measured at fair value with changes in fair value recognized in net income, (ii) simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment, (iii) eliminates the requirement for public business entities to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, (iv) requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes, (v) requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments, (vi) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial asset on the balance sheet or the accompanying notes to the financial statements and (viii) clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available for sale securities. ASU 2016-01 becomes effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company’s adoption of this item did not have a material impact on its results of operations or financial condition.  The disclosures to the Company’s consolidated financial statements have been updated appropriately using the exit price notion in “Note 10 – Fair Value of Financial Instruments”.

On February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)”. ASU 2016-02 will, among other things, require lessees to recognize the following for all leases (with the exception of short-term leases) at the commencement date:  (1) A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Under the new guidance, lessor accounting is largely unchanged.  Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted upon issuance.  The Company recorded a right of use asset and lease liability on the adoption date of January 1, 2019 (see Note 5).

In March 2016, the FASB issued ASU No. 2016-05, “Derivatives and Hedging (Topic 815)”:  Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.  ASU No. 2016-05 clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under ASC Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met.  ASU No. 2016-05 was effective for us on January 1, 2017 and did not have a material impact on our results of operations or financial condition.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation — Stock Compensation (Topic 718)”:  Improvements to Employee Share-Based Payment Accounting.  Under ASU No. 2016-09 all excess tax benefits and tax deficiencies related to share-based payment awards should be recognized as income tax expense or benefit in the income statement during the period in which they occur.  Previously, such amounts were recorded in the pool of excess tax benefits included in additional paid-in capital, if such pool was available.  Because excess tax benefits are no longer recognized in additional paid-in capital, the assumed proceeds from applying the treasury stock method when computing earnings per share should exclude the amount of excess tax benefits that would have previously been recognized in additional paid-in capital.  Additionally, excess tax benefits should be classified along with other income tax cash flows as an operating activity rather than a financing activity, as was previously the case.  ASU No. 2016-09 also provides that an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  ASU No. 2016-09 changes the threshold to qualify for equity classification (rather than as a liability) to permit withholding up to the maximum statutory tax rates (rather than the minimum as was previously the case) in the applicable jurisdictions.  ASU No. 2016-09 was effective on January 1, 2017 and did not have a material impact on our results of operations or financial condition.

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things.  In May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.  ASU 2016-13, as updated, will be effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.  We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things.  We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13.  The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets.  While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230)”:  Classification of Certain Cash Receipts and Cash Payments.  The amendments in this ASU were issued to reduce diversity in how certain cash receipts and payments are presented and classified in the statement of cash flows in eight specific areas.  Debt prepayment costs should be classified as an outflow for financing activities.  Settlement of zero-coupon debt instruments divides the interest portion as an outflow for operating activities and the principal portion as an outflow for financing activities.  Contingent consideration payments made after a business combination should be classified as outflows for financing and operating activities.  Proceeds from the settlement of bank-owned life insurance policies should be classified as inflows from investing activities.  Other specific areas are identified in the ASU as to the appropriate classification of the cash inflows or outflows.  ASU No. 2016-15 was effective on January 1, 2018 and did not have a material impact on our results of operations or financial condition.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230)” - Restricted Cash:  a Consensus of the FASB Emerging Issues Task Force.  This ASU requires a company’s cash flow statement to explain the changes during a reporting period of the totals for cash, cash equivalents, restricted cash, and restricted cash equivalents.  Additionally, amounts for restricted cash and restricted cash equivalents are to be included with cash and cash equivalents if the cash flow statement includes a reconciliation of the total cash balances for a reporting period.  ASU No. 2016-18 was effective on January 1, 2018 and did not have a material impact on our results of operations or financial condition.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805)”:  Clarifying the Definition of a Business.  ASU No. 2017-01 clarifies the definition and provides a more robust framework to use in determining when a set of assets and activities constitutes a business.  ASU No. 2017-01 is intended to provide guidance when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  ASU No. 2017-01 was effective for us on January 1, 2018 and did not have a significant impact on our consolidated financial statements.

In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and other Costs (Subtopic 320-20)”:  Premium Amortization on Purchased Callable Debt Securities.  This standard shortens the amortization period for the premium to the earliest call date to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument.  Adoption of ASU 2017-08 is required for fiscal years and interim periods within those fiscal years, beginning after December, 15, 2018, early adoption is permitted.  ASU 2017-08 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815)”:  Targeted Improvements to Accounting for Hedging Activities.  This standard better aligns an entity's risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  To meet that objective, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedge instruments and the hedged item in the financial statements.  Adoption for this ASU is required for fiscal years and interim periods beginning after December 15, 2018 and early adoption is permitted.  ASU 2017-12 was effective for the Company on January 1, 2019 and did not have a significant impact on our financial statements.  In April 2019, ASU 2019-04 was issued to clarify certain aspects of accounting for hedging activities addressed by ASU 2017-12, among other things.

In February 2018, the FASB issued ASU 2018-02, “Income Statement — Reporting Comprehensive Income (Topic 220)”.  This ASU was issued to allow a reclassification from accumulated other comprehensive income to retained earnings from stranded tax effects resulting from the revaluation of the net deferred tax asset (“DTA”) to the new corporate tax rate of 21% as a result of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).  The ASU is effective for reporting periods beginning after December 15, 2018 with early adoption permitted.  The Company elected to early adopt this ASU and to reclassify $44,000 of stranded tax effects from accumulated other comprehensive income to retained earnings in the fourth quarter of 2017.

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”.  This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined.  A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported.  Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined.  The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017.  As of June 30, 2019, the Company did not incur any adjustments to the provisional recognition.

In July 2018, the FASB issued ASU No. 2018-11, “Leases – Targeted Improvements (Topic 842)”.  ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-

lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company).  The Company elected both transition options.  ASU 2018-11 did not have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820)”: Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.  This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies.  Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes.  ASU 2018-13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early adoption is permitted for any removed or modified disclosures.  The adoption of ASU 2018-13 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, “Compensation - Retirement Benefits-Defined Benefit Plans-General (Subtopic 715-20)”. ASU 2018-14 amends and modifies the disclosure requirements for employers that sponsor defined benefit pension or other post-retirement plans.  The amendments in this update remove disclosures that no longer are considered cost beneficial, clarify the specific requirements of disclosures, and add disclosure requirements identified as relevant.  ASU 2018-14 will be effective for us on January 1, 2021, with early adoption permitted, and is not expected to have a significant impact on our financial statements.

In October 2018, the FASB issued ASU 2018-16, “Derivatives and Hedging (Topic 815)” - Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes.”  The amendments in this update permit use of the OIS rate based on SOFR as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815 in addition to the interest rates on direct U.S. Treasury obligations, the LIBOR swap rate, the OIS rate based on the Fed Funds Effective Rate and the Securities Industry and Financial Markets Association (SIFMA) Municipal Swap Rate.  ASU 2018-16 was effective for us on January 1, 2019 and did not have a significant impact on our financial statements.

In March 2019, the FASB issued ASU 2019-01, “Leases – Codification Improvements (Topic 842)”.  ASU 2019-01 amends certain aspects of the Board’s new leasing standard, ASU 2016-02 to address two lessor implementation issues and clarify when lessees and lessors are exempt from a certain interim disclosure requirement associated with adopting the new leases standard, Topic 842, Leases.  ASU 2019-01 aligns the guidance for fair value of the underlying asset by lessors that are not manufacturers or dealers in Topic 842 with that of existing guidance.  As a result, the fair value of the underlying asset at lease commencement is its cost, reflecting any volume or trade discounts that may apply.  However, if there has been a significant lapse of time between when the underlying asset and is acquired and when the lease commences, the definition of fair value (in Topic 820, Fair Value Measurement) should be applied.  The ASU also requires lessors within the scope of Topic 942, Financial Services – Depository and Lending, to present all “principal payments received under leases” within investing activities.  Finally, the ASU exempts both lessees and lessors from having to provide certain interim disclosures in the fiscal year in which a company adopts the new leases standard.  As ASU 2019-01 only revises disclosure requirements, it will not have a material impact on the Company’s consolidated financial statements.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Delmar Bancorp (“Delmar”) consolidated financial statements, and notes thereto, for the year ended December 31, 2018, and the other information included in this report.  Operating results for the three and six month periods ended June 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any other period.

Forward-Looking Statements

Portions of this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995.  Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance.  Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation.  These factors should not be considered exhaustive and should be read together with other cautionary statements that are included in Delmar’s Registration Statement on Form S-4, as amended, including those discussed in the section entitled “Risk Factors” and “Caution about Forward-Looking Information. If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Overview

Delmar, a bank holding corporation, through its wholly owned subsidiary, The Bank of Delmarva (‘‘Delmarva’’), a commercial banking corporation, engages in general commercial banking operations, with fourteen branches throughout Wicomico and Worcester Counties in Maryland, Sussex County in Delaware, and Camden and Burlington Counties in New Jersey.

Delmar derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and investments are deposits and secondarily, borrowings. Consequently, one of the key measures of Delmar’s success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investments, and the expense on interest-bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investments, Delmar earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for loan losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for loan losses as needed against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for loan losses.

Delmar plans to continue to grow both organically and possibly through future acquisitions, including potential expansion into new market areas. Delmar believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment.

The following discussion and analysis also identifies significant factors that have affected Delmar’s financial position and operating results during the periods included in the consolidated financial statements accompanying this report.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of Delmar’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in Delmar’s Registration Statement on Form S-4, as amended, and related prospectus filed pursuant to Rule-424(b) on July 8, 2019. The accounting principles Delmar follows and the methods of applying these principles conform to GAAP and general banking industry practices. Delmar’s most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required. See ‘‘Provision and Allowance for Loan Losses’’ and Note 1 and Note 3 of the unaudited consolidated financial statements for the six month period ended June 30, 2019.

Another of Delmar’s critical accounting policies relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments.  During 2018, Delmar acquired Liberty Bell Bank (“Liberty”) –see Note 13 of the unaudited consolidated financial statements for the six month period ended June 30, 2019.   Delmar accounted for the acquisition of Liberty in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the acquisition of Liberty, which totaled approximately $5.2 million, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the acquisition of Liberty, Delmar will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the acquisition of Liberty. This assessment was performed at the end of 2018, and resulted in no impairment of goodwill. See Note 12 and Note 13 in the unaudited consolidated financial statements for the six month period ended June 30, 2019 for more information related to the fair value of assets acquired in the acquisition of Liberty, including goodwill and intangible assets.

Another critical accounting policy relates to deferred tax assets and liabilities. Delmar records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty acquisition, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax basis of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is ‘‘more likely than not’’ that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination. For tax positions not meeting the ‘‘more likely than not’’ test, no tax benefit is recorded.

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired.  For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) Delmar has the intent to sell a debt security, (2) it is more likely than not that Delmar will be required to sell the debt security before recovery of its amortized cost basis, or (3) Delmar does not expect to recover the entire amortized cost basis of the debt security.  If Delmar has the intent to sell a debt security, or if it is more likely than not that it will be required to sell the debt security before its recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value.  If Delmar does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors.  The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows.  The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

Results of Operations

Net income for the three months ended June 30, 2019 totaled $1.8 million compared to net income for the same period in 2018 of $764,000, an increase of $987,000 or 129.3%.  This increase included an increase in loan interest income of $832,000 or 10.5% and a decrease in other expenses of $958,000 or 15.0%.  This was offset by an increase in interest expense on deposits and borrowings of $577,000.  Basic earnings per share were $0.18 for the three months ended June 30, 2019, compared to $0.08 for the same period in 2018.  Net income for the six months ended June 30, 2019 totaled $3.2 million compared to net income for the same period in 2018 of $2.1 million, an increase of $1.1 million or 52.9%.  Basic earnings per share were $0.32 for the six months ended June 30, 2019, compared to $0.22 for the same period in 2018.  Average loan balances significantly increased during the three months and six months ended June 30, 2019 as compared to the same periods ended June 30, 2018.  Average balances for the three month and six month periods ending June 30, 2019 were $650.3 million and $645.5 million, respectively, as compared to average balances for the three month and six month periods ending June 30, 2018 of $606.8 million and $565.3 million, respectively.  In addition to higher average balances, Delmar earned higher yields during the three month and six month periods ending June 30, 2019 as compared to the same periods in 2018.  The cost of funds was affected by increased competition in deposit balances, which resulted in Delmar paying higher yields on deposits during the three month and six month periods ending June 30, 2019 as compared to the same periods ending June 30, 2018.  In addition, the average balance of interest bearing deposits increased from $437.4 million during the three months ended June 30, 2018 to $444.9 million during the three months ended June 30, 2019. The average balance of interest bearing deposits increased from $395.8 million during the six months ended June 30, 2018 to $442.5 million during the six months ended June 30, 2019.   Earnings and asset and liability balances for the three month and six month periods ending June 30, 2018 were significantly impacted by the Liberty transaction, which closed on March 1, 2018.  During the three months and six months ending June 30, 2018 Delmar expensed $748,000 and $1.2 million, respectively, of merger related expenses in other expenses.

Financial Condition

Consolidated assets totaled $770.2 million at June 30, 2019 and $739.4 million at December 31, 2018, an increase of 4.2% or $30.8 million.  The growth in assets during the six months ended June 30, 2019 is mainly attributable to organic loan growth of $14.1 million or 2.3% as well as a $14.9 million or 50.1% increase in cash and cash equivalents.  During the six months ended June 30, 2019 deposits grew $24.6 million or 4.0%.  This growth was mainly in time deposits, which grew $23.7 million, or 9.5%.  There was also an increase in other assets and other liabilities of $3.9 million and $3.6 million, respectively, of which $3.5 million in both categories related to the implementation of the new lease accounting standard as described in Note 5 of the unaudited consolidated financial statements as of June 30, 2019.

Delmarva’s Tier 1 leverage capital ratio was 9.0% at June 30, 2019 as compared to 8.7% at December 31, 2018. At June 30, 2019, Delmarva’s Tier 1 risk-weighted capital and total-risk rated capital were 10.7% and 11.9%, respectively, as compared to Tier 1 risk-weighted capital and total risk-weighted capital ratios of 10.5% and 11.7%, respectively, at December 31, 2018. See ‘‘Capital Ratios’’ below for additional information about Delmar’s and Delmarva’s capital ratios and requirements.  At June 30, 2019, adversely classified assets totaled $16.2 million, a decrease of $2.5 million from December 31, 2018.  The decrease was mainly due to one relationship which had payoffs of approximately $2.5 million on five different loans.  OREO properties totaled $3.7 million at June 30, 2019 and December 31, 2018, which included two OREO properties that were acquired in the Liberty acquisition with a fair value of $946,000.  Nonaccrual loans totaled $5.0 million at June 30, 2019 compared with a balance of $9.1 million at December 31, 2018. Nonaccrual loans as a percentage of total loans was 0.8% at June 30, 2019 and 1.4% at December 31, 2018.  There were two loans past due 90 days or more and still accruing interest at June 30, 2019 with an aggregate balance of $156,000 compared to three loans past due 90 days or more and still accruing interest at December 31, 2018 with an aggregate balance of $606,000.  Adversely classified assets were 22.8% of Delmarva’s total capital as of June 30, 2019 compared to 28.1% at December 31, 2018.  Loans classified as troubled debt restructurings (‘‘TDRs’’) totaled $11.1 million at June 30, 2019 and $17.8 million at December 31, 2018, a 37.6% decline during the first six months of 2019.  The decreases in nonaccrual and TDR loans was due to approximately $2.2 million in nonaccrual loans that were classified as TDR’s that paid off, as well as another $2.7 million in payoffs on multiple loans from a single relationship.

Net charge-offs were 0.1% of average total loans for the year ended December 31, 2018.  Net loans charged off during the first six months of 2019 were $597,000, compared to $814,000 for the year ended December 31, 2018. The allowance for loan losses to total loans ratio was 1.1% at June 30, 2019 and December 31, 2018. In addition to the allowance for loan losses, there was an unamortized discount related to the loans acquired in the Liberty transaction with a balance of $893,000 and $1.3 million at June 30, 2019 and December 31, 2018, respectively. This discount is amortized over the life of the remaining loans.

Stockholders’ equity at June 30, 2019 was $69.8 million, an increase of 5.8% during the first six months of 2019.  This increase was mainly due to income earned during the year, net of dividends of $499,000 paid to shareholders and the increase in unrealized holding losses on securities available for sale during the period.

Summary of Return on Equity and Assets

	June 30,	December 31,
	2019
	(annualized)	2018
Yield on earning assets	5.14%	4.96%
Return on average assets	0.83%	0.84%
Return on average equity	9.28%	9.53%
Average equity to average assets	9.00%	8.84%
Tier I risk-based capital ratio/CET1 ratio (Bank)	10.74%	10.49%
Total risk-based capital ratio (Bank)	11.91%	11.68%
Leverage capital ratio (Bank)	8.95%	8.74%

(See Note 9 of Delmar’s consolidated financial statements for the six months ended June 30, 2019.)

Earnings Analysis

Delmar’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, Delmar seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, Delmar also maintains a portion of its deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as ‘‘Federal Funds Sold’’) to correspondent banks. The revenue which Delmar earns (prior to deducting its overhead expenses) is essentially a function of the amount of Delmar’s loans and deposits, as well as the profit margin (‘‘interest spread’’) and fee income which can be generated on these amounts.

Delmar reported net income of $1.8 million and $764,000 for the three months ended June 30, 2019 and 2018, respectively, and reported net income of $3.2 million and $2.1 million for the six months ended June 30, 2019 and 2018, respectively. The following discussion should be read in conjunction with Delmar’s unaudited consolidated financial statements for the period ended June 30, 2019 and the notes thereto.

The following is a summary of the results of operations by Delmar for the three and six month periods ended June 30, 2019 and 2018.

	Three Month Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net interest income	$7,318	$7,064	$14,531	$13,053
Provision for loan losses	300	275	600	525
Provision for income taxes	695	417	1,358	893
Noninterest income	840	761	1,598	1,548
Noninterest expense	5,412	6,369	11,021	11,123
Total income	10,060	9,149	19,799	16,974
Total expenses	8,309	8,385	16,649	14,914
Net income	1,751	764	3,150	2,060
Basic earnings per share	0.175	0.077	0.315	0.219

Net Interest Income

The largest component of net income for Delmar is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on Delmar’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income was $7.3 million for the three months ended June 30, 2019 compared to $7.1 million for the three months ended June 30, 2018.  Net interest income was $14.5 million for the six months ended June 30, 2019 compared to $13.1 million for the six months ended June 30, 2018.  This increase is the direct result of increased loan volumes, including the increase in balances as a result of the acquisition of Liberty late in the first quarter of 2018.

In addition to the primary earning assets and interest bearing liabilities held at Delmarva, the holding company has additional borrowings with a balance of $6.5 million at June 30, 2019 and December 31, 2018.  During the first quarter of 2018 $4.5 million was advanced to fund the cash portion of the payment to Liberty shareholders. Interest expense on these loans, which is included in consolidated net income, was approximately $224,000 and $201,000 for the six months ended June 30, 2019 and 2018, respectively.

For the three months ended June 30, 2019, the consolidated net interest spread, the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.6% compared to 3.8% for the three months ended June 30, 2018. For the six months ended June 30, 2019 and 2018, the consolidated net interest spread was 3.7% and 3.8%, respectively. The consolidated net interest margin (which is net interest income divided by average earning assets), calculated on a tax equivalent basis, was 4.1% for the three and six months ended June 30, 2019 and June 30, 2018. Rates paid on average interest-bearing liabilities at Delmar were 1.5% for the three months ended June 30, 2019, and 1.1% for the three months ended June 30, 2018. Rates paid on average interest-bearing liabilities at Delmarva were 1.5% for the six months ended June 30, 2019, and 1.1% for the six months ended June 30, 2018. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve. Average loans net of the allowance and discounts on purchased loans comprised 90.1% of average earning assets for the three months ended June 30, 2019, compared to 87.9% for the three months ended June 30, 2018. Average loans net of the allowance and discounts on purchased loans comprised 90.1% of average earning assets for the six months ended June 30, 2019, compared to 88.1% for the six months ended June 30, 2018.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities for Delmarva. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three months Ended June 30, 2019			Three months Ended June 30, 2018
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$26,389	$65	0.99%	$23,698	$46	0.78%
Interest Bearing Deposits From Banks	5,470	26	1.91%	11,630	53	1.83%
Taxable Securities (1)	33,693	211	2.51%	36,361	206	2.27%
Tax-exempt Securities (2)	21,565	201	3.74%	19,431	177	3.65%
Total Investment Securities (1) (2)	55,258	412	2.99%	55,792	383	2.75%
Federal Funds Sold	2,026	8	1.58%	6,681	23	1.38%
Loans: (3)
Commercial and Industrial (4)	63,949	883	5.54%	52,244	627	4.81%
Real Estate (4)	565,579	7,476	5.30%	531,504	6,911	5.22%
Consumer (4)	1,145	16	5.60%	1,521	21	5.54%
Keyline Equity (4)	18,318	259	5.67%	20,069	269	5.38%
Visa Credit Card	270	5	7.43%	287	5	6.99%
State and Political	684	11	6.45%	829	13	6.29%
Keyline Credit	216	9	16.71%	222	10	18.07%
Other Loans	103	2	7.79%	125	2	6.42%
Total Loans (2)	650,264	8,661	5.34%	606,801	7,858	5.19%
Allowances For Credit Losses and Discounts on Loans	8,050			8,299
Total Loans, Net	642,214			598,502
Other Assets	37,703			41,351
Total Assets/Interest Income	$769,060	$9,107		$737,654	$8,317

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$188,407	$—	—%	$179,615	$—	—%
Interest Bearing Demand	52,394	50	0.38%	51,402	21	0.16%
Money Market Accounts	54,157	39	0.29%	76,577	60	0.31%
Savings Accounts	64,922	24	0.15%	66,756	26	0.16%
All Time Deposits	273,404	1,373	2.01%	242,699	846	1.40%
Total Interest Bearing Deposits	444,877	1,486	1.34%	437,434	953	0.87%
Total Deposits	633,284	—		617,049	—
Funds Purchased	49,266	298	2.43%	43,926	259	2.36%
Notes Payable	6,500	112	6.91%	6,500	112	6.91%
Lease Liability	682	6	3.53%	—	—	—%
Other Liabilities	4,578	—		1,355	—
Stockholder's Equity	74,750	—		68,824	—
Total Liabilities & Equity/Interest Expense	$769,060	$1,902		$737,654	$1,324

Earning Assets/Interest Income (2)	$713,018	$9,107	5.12%	$680,904	$8,317	4.90%
Interest Bearing Liabilities/Interest Expense	$501,325	$1,902	1.52%	$487,860	$1,324	1.09%
Net interest income (5)		$7,205			$6,993

Earning Assets/Interest Expense			1.07%			0.78%
Net Interest Spread (2)			3.60%			3.81%
Net Interest Margin (2)			4.05%			4.12%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.

(2)

Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5%. Taxable equivalent adjustment of $53 and $3 are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the period ended June 30, 2019 and $47 and $4 respectively, for the period ended June 30, 2018.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the financial statements includes fees and charges on loans of $104 and $76 for the periods ended June 30, 2019 and 2018 respectively.

	Six Months Ended			Six Months Ended
	June 30, 2019			June 30, 2018
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$25,164	$139	1.11%	$22,483	$81	0.73%
Interest Bearing Deposits From Banks	4,733	45	1.92%	8,823	70	1.60%
Taxable Securities (1)	33,981	475	2.82%	35,139	376	2.16%
Tax‑exempt Securities (2)	21,409	396	3.73%	19,305	373	3.90%
Total Investment Securities (1) (2)	55,390	871	3.17%	54,444	749	2.77%
Federal Funds Sold	1,649	23	2.81%	4,045	38	1.89%
Loans: (3)
Commercial and Industrial (4)	63,376	1,753	5.58%	49,626	1,180	4.79%
Real Estate (4)	561,719	14,730	5.29%	495,519	12,689	5.16%
Consumer (4)	1,187	33	5.61%	1,520	42	5.57%
Keyline Equity (4)	17,879	503	5.67%	17,129	457	5.38%
Visa Credit Card	274	10	7.36%	284	11	7.81%
State and Political	702	22	6.32%	847	25	5.95%
Keyline Credit	222	19	17.26%	225	19	17.03%
Other Loans	105	3	5.76%	127	4	6.35%
Total Loans (2)	645,464	17,073	5.33%	565,277	14,427	5.15%
Allowances For Credit Losses and Discounts on Loans	8,243			7,763
Total Loans, Net	637,221			557,514
Other Assets	38,233			31,549
Total Assets/Interest Income	$762,390	$18,012		$678,858	$15,284
Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$184,099	$—	—%	$168,736	$—	—%
Interest Bearing Demand	53,632	105	0.39%	46,828	42	0.18%
Money Market Accounts	56,677	82	0.29%	69,088	105	0.31%
Savings Accounts	64,549	48	0.15%	62,947	48	0.15%
All Time Deposits	267,615	2,597	1.96%	216,912	1,457	1.35%
Total Interest Bearing Deposits	442,473	2,832	1.29%	395,775	1,652	0.84%
Total Deposits	626,572	—		564,511	—
Funds Purchased	50,238	605	2.43%	46,576	520	2.25%
Lease Liability	687	9	2.64%	—	—	—%
Notes Payable	6,500	224	6.95%	5,878	201	6.90%
Other Liabilities	4,577	—		(1,079)	—
Stockholder's Equity	73,816	—		62,971	—
Total Liabilities & Equity/Interest Expense	$762,390	$3,670		$678,857	$2,373
Earning Assets/Interest Income (2)	$707,236	$18,012	5.14%	$632,589	$15,284	4.87%
Interest Bearing Liabilities/Interest Expense	$499,898	$3,670	1.48%	$448,229	$2,373	1.07%
Net interest income (5)		$14,342			$12,911
Earning Assets/Interest Expense			1.05%			0.76%
Net Interest Spread (2)			3.66%			3.80%
Net Interest Margin (2)			4.09%			4.12%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.

(2)

Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5% for 2019 and 2018.  Taxable equivalent adjustments of $105 and $6 are included in the calculation of tax exempt income for investment interest income and loan interest  income,  respectively for the six months ended June 30, 2019 and $99 and $6 respectively, for the six months ended June 30, 2018.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

(5)	Net interest income on the financial statements includes fees and charges on loans of $161 and $166 for the six month periods ending June 30, 2019 and 2018 respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following tables show the effect that these factors had on the interest earned from Delmarva’s interest-earning assets and interest incurred on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended June 30, 2019 Versus June 30, 2018

(Dollars in Thousands)

	Increase (Decrease) Due to
(Unaudited)	Volume	Rate	Net
Earning Assets
Loans (1)	$563	$240	$803
Investment securities
Taxable	(15)	20	5
Exempt from Federal income tax	19	5	24
Federal funds sold	(16)	1	(15)
Other interest income	(28)	1	(27)
Total interest income	523	267	790
Interest Bearing Liabilities
Interest bearing deposits	16	517	533
Notes payable and leases	60	(54)	6
Funds purchased	31	8	39
Total Interest Expense	107	471	578
Net Interest Income	$416	$(204)	$212

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Six Months Ended June 30, 2019 Versus June 30, 2018

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$2,048	$598	$2,646
Investment securities
Taxable	(12)	111	99
Exempt from Federal income tax	41	(18)	23
Federal funds sold	(23)	8	(15)
Other interest income	(32)	7	(25)
Total interest income	2,022	706	2,728
Interest Bearing Liabilities
Interest bearing deposits	195	985	1,180
Notes payable and leases	142	(110)	32
Funds purchased	41	44	85
Total Interest Expense	378	919	1,297
Net Interest Income	$1,644	$(213)	$1,431

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Interest Sensitivity. Delmar monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. Delmar also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Delmar evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

At June 30, 2019 and December 31, 2018, Delmar was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year was 24.26% and 25.6% as of June 30, 2019 and December 31, 2018, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame.

Provision and Allowance for Loan Losses

Delmar has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Delmar’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. Delmar’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior three years is utilized in determining the appropriate allowance. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The historical loss factors may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio.

The second part of the allowance is determined in accordance with guidance issued by the FASB regarding impaired loans. A loan is considered impaired when, based on current information and events, it is probable that Delmar will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if in Delmar’s opinion the ultimate source of repayment will be generated from the liquidation of collateral.

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for loan losses. When the estimated allowance is determined, it is presented to Delmar’s Board for review and approval on a quarterly basis.

At June 30, 2019 and December 31, 2018, Delmar’s allowance for loan losses amounted to approximately $7.1 million, or 1.1% of outstanding loans. Delmar’s provision for loan losses was $300,000 for the three months ended June 30, 2019, compared to $275,000 for the three months ended June 30, 2018. Delmar’s provision for loan losses was $600,000 for the six months ended June 30, 2019, compared to $525,000 for the six months ended June 30, 2018.

Delmar discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. Generally, Delmar will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following table illustrates Delmar’s past due and nonaccrual loans at June 30, 2019 and December 31, 2018:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At June 30, 2019 and December 31, 2018

	30 - 89 Days	Greater than 90 Days	Total
June 30, 2019	Past Due	Past Due	Past Due	NonAccrual
Other Real Estate Secured	$1,972	$1,718	$3,690	$2,713
1-4 Family Residential	2,214	908	3,122	2,100
Other	590	—	590	169
TOTAL	$4,776	$2,626	$7,402	$4,982

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2018	Past Due	Past Due	Past Due	NonAccrual
Other Real Estate Secured	$2,618	$3,129	$5,747	$4,423
1-4 Family Residential	1,675	1,722	3,397	4,547
Other	1,068	268	1,336	178
TOTAL	$5,361	$5,119	$10,480	$9,148

Nonaccrual loans decreased $4.2 million over the six months ended June 30, 2019 to $5.0 million. There were two relationships with combined aggregate balances of $3.2 million that were paid off during the first half of 2019.  Charge-offs of remaining balances on these two relationships totaled approximately $100,000.   One loan with a balance of approximately $400,000, reduced by a charge-off of $190,000, was reclassed into other real estate owned.  Management believes these relationships were adequately reserved at June 30, 2019 and December 31, 2018. Restructured loans must have six months of continuous contractual payments to return to accrual status. Restructured loans not past due or nonaccrual at June 30, 2019 and December 31, 2018 amounted to $8.5 million and $11.1 million, respectively. Total restructured loans decreased $6.7 million from December 31, 2018 to June 30, 2019. Approximately $2.2 million of this decrease related to loans that were on nonaccrual at December 31, 2018 that were paid off during the first six months.  In addition, there was one relationship with aggregate balances of $2.7 million that paid off during the second quarter of 2019.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at June 30, 2019 and December 31, 2018 were $8.8 million and $13.4 million, respectively. Delmar’s ratio of nonperforming assets to total assets was 1.2% at June 30, 2019 and 1.8% at December 31, 2018. Nonperforming assets at June 30, 2019 and December 31, 2018 includes five loans acquired in the Liberty transaction which are carried at fair value and against which no additional reserves have been established.

The following tables provide additional information on Delmar’s nonperforming assets at June 30, 2019 and December 31, 2018.

Nonperforming Assets

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$4,982	$9,148
Loans past due 90 days or more and accruing	156	606
Total nonperforming loans (NPLs)	$5,138	$9,754
Other real estate owned (OREO)	3,682	3,660
Total nonperforming assets (NPAs)	$8,820	$13,414
Performing TDR's and TDR's 30-89 days past due	$8,898	$11,805
NPLs/Total Assets	0.67%	1.32%
NPAs/Total Assets	1.15%	1.81%
NPAs and TDRs/Total Assets	2.30%	3.41%
Allowance for loan losses/NPLs	137.52%	72.41%

Nonperforming Loans by Type

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,	December 31,
	2019	2018
Other real estate secured	$2,713	$4,761
1-4 family residential secured	2,256	4,547
Other	169	446
	$5,138	$9,754

The following table provides data related to loan balances and the allowance for loan losses for the six months ended June 30, 2019 and the year ended December 31, 2018.

Allowance for Loan Losses Data

(Dollars in Thousands)

At June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
Average loans outstanding	$645,464	$592,528
Total loans outstanding	646,715	632,577
Total nonaccrual loans	4,982	9,148
Net loans charged off	597	814
Provision for loan losses	600	1,175
Allowance for loan losses	7,066	7,063
Allowance as a percentage of total loans	1.1%	1.1%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans	0.8%	1.4%

The following table represents the activity of the allowance for loan losses for the three and six months ended June 30, 2019 and 2018 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Balance at beginning of period	$7,063	$7,024	$7,063	$6,703
Charge-offs
Other real estate secured	(220)	(204)	(420)	(204)
1 - 4 family residential secured	(193)	(8)	(199)	(52)
Other	(43)	(71)	(178)	(118)
Total	(456)	(283)	(797)	(374)
Recoveries
Other real estate secured	8	3	13	68
1 - 4 family residential secured	139	55	141	124
Other	12	22	46	50
Total	159	80	200	242
Provision	300	275	600	525
Balance at end of period	7,066	7,096	7,066	7,096

The following table provides information related to the allocation of the allowance for loan losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Loan Losses

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

	June 30,			December 31,
	2019			2018
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Other real estate secured	$435,933	$4,359	67%	$425,474	$4,276	67%
1-4 family residential secured	146,277	1,343	23%	145,967	1,643	23%
Other	64,505	634	10%	61,135	654	10%
Unallocated	—	730	—%	—	490	—%
	$646,715	$7,066	100%	$632,576	$7,063	100%

Noninterest Income and Expense

Noninterest Income. Delmar’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income and investment fees and commissions.

Noninterest income during the three months ended June 30, 2019 was $840,000, compared to noninterest income during the three months ended June 30, 2018 of $761,000, an increase of $78,000, or 10.3%.  Noninterest income during the six months ended June 30, 2019 was $1.6 million, compared to noninterest income during the six months ended June 30, 2018 of $1.5 million, an increase of $56,000, or 3.6%.

Noninterest expense during the three months ended June 30, 2019 was $5.4 million, compared to noninterest expense during the three months ended June 30, 2018 of $6.4 million.  This was a decrease of $958,000, or 15.0%, principally resulting from the decrease in merger related expenses in 2019.  Noninterest expense for the six months ended June 30, 2019 was $11.0 million, which was a decrease of $102,000 from the six months ended June 30, 2018 expenses of $11.1 million. The largest decrease was in other expenses, which decreased by $452,000 during the six month period ending June 30, 2019 compared with the same period in 2018.  This decrease was mainly due to a decrease in bank acquisition costs, conversion costs, and legal fees related to the acquisition of Liberty Bell Bank expensed during the first six months of 2018.

Income Taxes

During the three month period ended June 30, 2019, Delmar recorded $695,000 in the provision for income taxes, compared to $417,000 for the same period in 2018.  During the six month period ended June 30, 2019, Delmar recorded $1.4 million in the provision for income taxes, compared to $893,000 for the same period in 2018.  The provision for income taxes approximated 28.4% and 35.3% of income for the three month period ended June 30, 2019 and 2018, respectively. The provision for income taxes approximated 30.1% and 30.2% of income before taxes for the six months ended June 30, 2019 and 2018, respectively.

The fair value of the deferred tax asset acquired in the Liberty transaction was $4.3 million, of which $3.4 million related to federal net operating loss carryforwards Delmar could use against future federal tax liabilities. At December 31, 2018 the value of the deferred tax asset related to total net operating loss carryforwards was $1.9 million.  The value of the deferred tax asset related to total net operating loss carryforwards was estimated at $825,000 as of June 30, 2019.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of Delmar’s goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $645.5 million and $592.5 million during the six months ended June 30, 2019 and the year ended December 31, 2018, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of June 30, 2019 and December 31, 2018

	June 30,	December 31,
	2019	2018
Other real estate secured	$436,392	$426,221
1‑4 Family residential secured	146,529	146,303
Other	64,687	61,379
	$647,608	$633,903
Less: Unamortized discounts on acquired loans	(893)	(1,327)
Less: Allowance for loan losses	(7,066)	(7,063)
	$639,649	$625,513

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of Delmar’s loan portfolio at June 30, 2019 and December 31, 2018. The amounts shown do not include unamortized discount balances.

Loan Maturities and Interest Rate Sensitivity

At June 30, 2019 and December 31, 2018

(Dollars in thousands)

		Between
	One Year	One and	After
June 30, 2019	or Less	Five Years	Five Years	Total
Other real estate secured	$137,717	$264,852	$33,823	$436,392
1-4 family residential secured	62,935	65,652	17,942	146,529
Other	41,492	18,448	4,747	64,687
Total loans receivable	$242,144	$348,952	$56,512	$647,608
Fixed-rate loans	$132,467	$299,132	$21,070	$452,669
Floating-rate loans	109,677	49,820	35,442	194,939
	$242,144	$348,952	$56,512	$647,608

		Between
	One Year	One and	After
December 31, 2018	or Less	Five Years	Five Years	Total
Other real estate secured	$125,066	$266,166	$34,989	$426,221
1-4 family residential secured	62,673	61,785	21,845	146,303
Other	37,485	19,670	4,224	61,379
Total loans receivable	$225,224	$347,621	$61,058	$633,903
Fixed-rate loans	$122,730	$294,447	$27,051	$444,228
Floating-rate loans	102,494	53,174	34,007	189,675
	$225,224	$347,621	$61,058	$633,903

At June 30, 2019 other real estate secured loans included $166.3 million of owner-occupied non-farm, non-residential loans, and $156.4 million of other non-farm, non-residential loans, which is 38.1% and 35.9% of other real estate secured loans, respectively. The other real estate secured category also included $42.1 million of construction and land development loans and $18.0 million of multi-family residential loans at June 30, 2019. This represents an increase at June 30, 2019 of $11.6 million and $5.8 million, or 7.5% and 3.9%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively, during the six months ended June 30, 2019. Construction and land development loans decreased during the three month period ended June 30, 2019 by $4.2 million, or 5.7%, while multi-family residential decreased approximately $875,000, or 4.6% from $18.9 million. Commercial real estate loans, not including owner occupied real estate loans, were 325.3% of risk based capital at June 30, 2019, as compared to 340.0% at December 31, 2018. Construction loans were 92.7% of risk based capital at June 30, 2019, as compared to 103.0% at December 31, 2018.

At June 30, 2019 1-4 family residential secured loans included home equity revolving loans of $21.9 million and closed end 1-4 family residential loans of $124.4 million.  Home equity revolving loans increased approximately $1.1 million or 5.4% during the six month period ending June 30, 2019, while closed end 1-4 family residential loans decreased $809,000 or 0.6%. At June 30, 2019 other loans included $62.0 million of commercial and industrial loans, an increase of approximately $3.7 million or 6.4% over the six month period ending June 30, 2019. Increases in loan categories from December 31, 2018 primarily reflect organic growth.

 Investment Securities.  The investment securities portfolio is a significant component of Delmar’s total earning assets.  Total securities averaged $55.4 million during the six months ended June 30, 2019, which represents 7.8% of average earning assets for the period. Total securities averaged $55.4 million during the year ended December 31, 2018, which represents 8.1% of average earning assets for the year ended December 31, 2018. The fair value of investments acquired in the Liberty transaction was $7.6 million, of which approximately $3.9 million still remains at June 30, 2019.

Delmar classifies all its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholder’s equity (accumulated other comprehensive income), net of deferred taxes.  At June 30, 2019, available for sale investment securities totaled $50.9 million, a decrease of $383,000 over the December 31, 2018 balance of $51.3 million. Delmar attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as Delmar focuses on growing its loan portfolio. Delmar primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At June 30, 2019 and December 31, 2018 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by Delmar had a book or fair value exceeding 10% of Delmar’s shareholders’ equity.

The following table summarizes the amortized cost and fair value of securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of June 30, 2019 and December 31, 2018

	June 30, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,399	18.7%	$248	$21	$9,626
Obligations of States and political subdivisions	21,706	43.1%	522	40	22,188
Mortgage-backed securities	17,702	35.2%	75	103	17,674
Equity securities	1,500	3.0%	—	71	1,429
	$50,307	100.0%	$845	$235	$50,917

	December 31, 2018
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	18.1%	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	40.9%	139	426	21,096
Mortgage-backed securities	19,942	38.1%	15	553	19,404
Equity securities	1,500	2.9%	—	120	1,380
	$52,294	100.0%	$201	$1,195	$51,300

In addition, Delmar holds stock in various correspondent banks. The balance of these securities was $4.5 million at June 30, 2019 and $4.3 million at December 31, 2018, an increase of $132,000 for the six months ended June 30, 2019.

Deposits

Deposits. Average total deposits increased $62.1 million, or 11.0%, over the six month period ending June 30, 2019.  Total deposits at June 30, 2019 were $639.5 million, an increase of $24.6 million or 4.0% over December 31, 2018 balances.  At June 30, 2019, noninterest bearing deposits balances were $194.7 million, an increase of $9.2 million from the end of 2018.

The following table sets forth the deposits of Delmar by category for the period indicated:

Deposits by Category

As of June 30, 2019 and December 31, 2018

(Dollars in Thousands)

	June 30,	Percentage	December 31,	Percentage
	2019	of Deposits	2018	of Deposits
Noninterest bearing deposits	$194,656	30.44%	$185,476	30.16%
Interest bearing deposits:
Money market, NOW, and savings accounts	170,103	26.60%	178,430	29.02%
Certificates of deposit, $100,000 or more	126,099	19.72%	115,030	18.71%
Other certificates of deposit	148,658	23.25%	135,990	22.11%
Total interest bearing deposits	444,860	69.56%	429,450	69.84%
Total	$639,516	100.00%	$614,926	100.00%

Delmar’s loan-to-deposit ratio decreased over the six months ended June 30, 2019 to 101.1% from 103.0% at December 31, 2018.  Core deposits, which exclude time deposits of $250,000 or more, provide a relatively stable funding source for Delmar’s loan portfolio and other earning assets. Delmar’s core deposits increased to $553.3 million at June 30, 2019. Management anticipates that a stable base of deposits will be Delmar’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.  Delmar held $40.4 million in brokered deposits at June 30, 2019, compared to $41.0 at December 31, 2018.

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

June 30,
2019
Three months or less	$21,536
Over three months through six months	36,752
Over six months through twelve months	93,586
Over twelve months	122,883
Total	$274,757

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit of greater than $100,000 or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100,000

(Dollars in Thousands)

June 30,
2019
Three months or less	$8,560
Over three months through six months	20,695
Over six months through twelve months	44,411
Over twelve months	52,433
Total	$126,099

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank (‘‘FHLB’’) at June 30, 2019 and December 31, 2018.  At June 30, 2019 long-term advances from the FHLB totaled $49.2 million compared to $43.5 million at December 31, 2018.  At December 31, 2018, Delmar had short-term advances from the FHLB $7.0 million. At

June 30, 2019 there were no outstanding short-term balances with the FHLB.  Delmar is required to hold a certain level of FHLB stock in relation to outstanding advance balances.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At June 30, 2019 and December 31, 2018

(Dollars in Thousands)

June 30,		December 31,
2019		2018
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
4,901	2.65%	1,389	1.76%

Delmar also has two subordinated notes, having an aggregate principal amount of $6.5 million.  For additional information on these subordinated notes, please refer to Note 4 of the unaudited consolidated financial statements for the period ended June 30, 2019.

Capital

June 30, 2019 stockholder’s equity was $69.8 million, an increase of $3.8 million, or 5.8% from the end of the prior year.  This increase during the first six months of 2019 was due to retained income earned during the period, net of dividends paid during the period, in addition to a decrease of $1.2 million in the accumulated other comprehensive loss, net of deferred tax benefits, on securities available for sale.  At June 30, 2019, Delmar had an accumulated other comprehensive gain, net of deferred taxes, of $448,000, compared to an accumulated other comprehensive loss, net of deferred tax benefits, of $731,000 at December 31, 2018.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of June 30, 2019 and December 31, 2018 for Delmarva and Delmar under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A more in depth discussion of regulatory capital requirements is included in Note 9 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Capital Components

Capital Components

At June 30, 2019 and December 31, 2018

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2019
Total Capital Ratio
Delmar Bancorp	$76,180	12.1%	$66,152	10.5%	$—	N/A
The Bank of Delmarva	74,959	11.9%	66,101	10.5%	62,953	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	62,349	9.9%	53,551	8.5%	—	N/A
The Bank of Delmarva	67,628	10.7%	53,510	8.5%	50,362	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	62,349	9.9%	44,101	7.0%	—	N/A
The Bank of Delmarva	67,628	10.7%	44,067	7.0%	40,920	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	62,349	8.3%	30,225	4.0%	—	N/A
The Bank of Delmarva	67,628	9.0%	30,225	4.0%	37,781	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Liquidity Management

Liquidity management involves monitoring Delmar’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Delmar’s market area. Delmar’s Federal Funds Sold position averaged $1.6 million during the period ended June 30, 2019 and totaled $7.4 million at June 30, 2019, as compared to an average of $6.0 million during the year ended December 31, 2018 and a year-end position of $1.3 million at December 31, 2018.  Delmar has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral.  At June 30, 2019, advances available totaled approximately $189.8 million of which $49.2 million had been drawn, or used for letters of credit.   At December 31, 2018, advances available totaled approximately $184.5 million of which $50.5 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of Delmar and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as Delmar are primarily monetary in nature. Therefore, interest rates have a more significant effect on Delmar’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Arrangements

With the exception of Delmar’s obligations in connection with its irrevocable letters of credit and loan commitments, Delmar has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, Delmar is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the re-pricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as a borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Delmar’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that Delmar maintains. Delmar manages interest rate risk through and asset and liability committee, or ALCO. ALCO is responsible for managing Delmar’s interest rate risk in conjunction with liquidity and capital management.

Delmar engages an independent consulting firm to model its interest rate sensitivity. Delmar uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of the assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Delmar expects rates to change on non-maturity of deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Delmar’s interest rate risk position over a historical time frame for comparison purposes.

At June 30, 2019 Delmar’s asset/liability position was asset sensitive based on its interest rate sensitivity model. Delmar’s net interest income would increase by 6.1% in an up 100 basis point scenario and would increase by 24.1% in an up 400 basis point scenario over a one-year timeframe as of June 30, 2019. Delmar’s net interest income would decrease by 8.1% in down 100 basis point scenario and would decrease by 26.3% in a down 400 basis point scenario over a one-year timeframe as of June 30, 2019. In the two-year horizon, Delmar’s net interest income would increase by 6.8% in an up 100 basis point scenario and would decrease by 10.4% in a down 100 basis point scenario, and would increase by 26.9% in an up 400 basis point scenario at June 30, 2019 and decrease by 35.5% in a down 400 basis point scenario. At June 30, 2019 all interest rate risk stress test measures were within Delmar’s board policy established limits in each of the increased rate scenarios.

Additional information on Delmar’s interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of June 30, 2019 can be found below.

Interest Rate Risk in Earning (Net Interest Income)
June 30, 2019
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	24.05%
+300	18.06%
+200	12.08%
+100	6.06%
−100	(8.12)%
−200	(16.89)%
−300	(23.39)%
−400	(26.31)%

Economic value of equity, or EVE, measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in the market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at June 30, 2019 is shown below and reflects that Delmar’s market value of capital is in an sensitive asset position in which an increase in short-term interest rates is expected to generate higher market values of capital.

Interest Rate Risk to Capital
June 30, 2019
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	32.31%
+300	25.21%
+200	17.63%
+100	9.29%
−100	(11.36)%
−200	(22.08)%
−300	(17.45)%
−400	(6.65)%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 15 of the unaudited consolidated financial statements for the six months ended June 30, 2019 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Part 1, Item 2, of this report under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

From time to time Delmar and Delmarva are a party to various litigation matters incidental to the conduct of their respective businesses. Delmar and Delmarva are not presently party to any legal proceedings the resolution of which Delmar and Delmarva believes would have a material adverse effect on their respective businesses, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A.    RISK FACTORS.

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBIT

2.1	Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Delmar Bancorp and Virigina Partners Bank (1)
3.1	Articles of Incorporation of Delmar Bancorp, with amendments thereto (2)
3.2	Bylaws of Delmar Bancorp (3)
4.1	Specimen Certificate for Common Stock (4)
10.1	Employment Agreement dated as of December 13, 2015 between John W. Breda and The Bank of Delmarva (5)
10.2	Noncompete Agreement dated as of January 27, 2017 between the Bank of Delmarva and Edward M. Thomas (6)
10.3	Delmar Bancorp 2014 Stock Plan (7)
10.4	Delmar Bancorp 2004 Stock Plan (8)
10.5	Liberty Bell Bank 2004 Incentive Stock Option Plan (9)
10.6	Liberty Bell Bank Non-Qualified Stock Option Plan (10)
10.7	Employment Agreement dated March 24, 2019 between Elizabeth Eicher and The Bank of Delmarva (11)
21	Subsidiaries of the Registrant (12)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.

(2)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(3)	Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(4)	Incorporated by reference to Exhibit 3 to Delmar’s Form 1-A filed on November 22, 2017.
(5)	Incorporated by reference to Exhibit 6.1 to Delmar’s Form 1-A filed on November 22, 2017.
(6)	Incorporated by reference to Exhibit 6.2 to Delmar’s Form 1-A filed on November 22, 2017.
(7)	Incorporated by reference to Exhibit 6.3 to Delmar’s Form 1-A filed on November 22, 2017.
(8)	Incorporated by reference to Exhibit 6.4 to Delmar’s Form 1-A filed on November 22, 2017.
(9)	Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(10)	Incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(11)	Incorporated by reference to Exhibit 10.11 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(12)	Incorporated by reference to Exhibit 21 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delmar Bancorp (Registrant)

Date: August 9, 2019	By: /s/ John W. Breda John W. Breda President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2019	By: /s/ Elizabeth Eicher Holland Elizabeth Eicher Holland Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)