Form 10-Q
period 2019-09-30
DELMAR BANCORP
filed 2019-11-07
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended September 30, 2019
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

Securities registered pursuant to Section 12(b) of the Act: None.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of November 7, 2019 there were 9,985,321 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

DELMAR BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
(Dollars in thousands, except per share amounts)	(Unaudited)	Audited
ASSETS
Cash and due from banks	$31,483	$24,347
Interest bearing deposits in other financial institutions	29,143	4,093
Federal funds sold	15,458	1,254
Cash and cash equivalents	76,084	29,694
Securities available for sale, at fair value	55,854	51,300
Loans, less allowance for credit losses of $7,054 at September 30, 2019 and $7,063 at December 31, 2018	626,607	625,513
Accrued interest receivable on loans and investment securities	2,098	2,103
Premises and equipment, at cost, less accumulated depreciation	10,134	10,048
Federal Home Loan Bank stock, at cost	2,761	2,652
Atlantic Central Bankers Bank stock, at cost	131	131
Other investments	1,571	1,537
Deferred tax asset	2,892	4,829
Other real estate owned	3,641	3,660
Core deposit intangible	843	1,069
Goodwill	5,237	5,237
Other assets	4,990	1,643
Total assets	$792,843	$739,416
LIABILITIES
Deposits:
Non interest bearing demand	$202,983	$185,476
NOW	56,138	54,481
Savings and money market	124,722	123,949
Time, $100,000 or more	127,998	115,030
Other time	148,560	135,990
	660,401	614,926
Accrued interest payable on deposits	567	392
Short-term borrowings	—	7,000
Long-term borrowings	48,995	43,489
Subordinated notes payable	6,500	6,500
Other liabilities	4,821	1,121
Total liabilities	721,284	673,428
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 20,000,000 shares, issued and outstanding 9,985,321 as of September 30, 2019 and December 31, 2018	100	100
Surplus	29,486	29,470
Retained earnings	41,335	37,149
Accumulated other comprehensive income (loss), net of tax	638	(731)
Total stockholders' equity	71,559	65,988
Total liabilities and stockholders' equity	$792,843	$739,416

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except share data)	2019	2018	2019	2018
INTEREST INCOME ON:
Loans, including fees	$8,688	$8,109	$25,916	$22,696
Investment securities:
Taxable	171	158	518	465
Exempt from Federal income tax	154	137	445	411
Federal funds sold	58	48	81	86
Other interest income	215	140	527	360
	9,286	8,592	27,487	24,018
INTEREST EXPENSE ON:
Deposits	1,556	1,006	4,388	2,658
Borrowings	435	396	1,274	1,117
	1,991	1,402	5,662	3,775
NET INTEREST INCOME	7,295	7,190	21,825	20,243
Provision for credit losses	300	300	900	825
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	6,995	6,890	20,925	19,418
OTHER INCOME:
Service charges on deposit accounts	295	341	861	987
Gain on sale of investment securities	97	—	97	—
Gains on disposal of other assets	—	8	—	9
Other income	739	434	1,771	1,335
	1,131	783	2,729	2,331
OTHER EXPENSES:
Salaries and employee benefits	2,788	2,696	8,459	8,165
Premises and equipment	897	785	2,732	2,347
Amortization of core deposit intangible	76	126	226	294
(Gains) losses on other real estate owned	44	41	38	142
Other expenses	1,726	1,545	5,097	5,368
	5,531	5,193	16,552	16,316
INCOME BEFORE TAXES ON INCOME	2,595	2,480	7,102	5,433
Federal and state income taxes	810	592	2,167	1,485
NET INCOME	$1,785	$1,888	$4,935	$3,948
Earnings per common share
Basic earnings per share	$0.179	$0.189	$0.494	$0.411

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2019	2018	2019	2018
NET INCOME	$1,785	$1,888	$4,935	$3,948
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on securities available for sale arising during the period	259	(369)	1,863	(1,340)
Deferred income tax (liabilities) benefits	(69)	98	(494)	355
Other comprehensive income (loss), net of tax	190	(271)	1,369	(985)
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	190	(271)	1,369	(985)
COMPREHENSIVE INCOME	$1,975	$1,617	$6,304	$2,963

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three month period:
				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balances, June 30, 2018	100	29,427	34,226	(967)	62,786
COMPREHENSIVE INCOME
Net income	—	—	1,888	—	1,888
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	(271)	(271)
TOTAL COMPREHENSIVE INCOME					1,617
Cash dividends, $0.025 per share	—	—	(249)	—	(249)
Common stock issued for stock options exercised	—	4	—	—	4
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	10	—	—	10
Balances, September 30, 2018	100	29,441	35,865	(1,238)	64,168

Balances, June 30, 2019	100	29,481	39,800	448	69,829
COMPREHENSIVE INCOME
Net income	—	—	1,785	—	1,785
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	190	190
TOTAL COMPREHENSIVE INCOME					1,975
Cash dividends, $0.025 per share	—	—	(250)	—	(250)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	5
Balances, September 30, 2019	$100	$29,486	$41,335	$638	$71,559

For the nine month period:
				Accumulated
				Other	Total
	Common		Retained	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Income (Loss)	Equity
Balances, December 31, 2017	82	16,622	32,615	(253)	49,066
COMPREHENSIVE INCOME
Net income	—	—	3,948	—	3,948
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	(985)	(985)
TOTAL COMPREHENSIVE INCOME					2,963
Cash dividends, $0.070 per share	—	—	(698)	—	(698)
Common stock issued for stock options exercised	—	12	—	—	12
Common stock issued to shareholders of Liberty Bell Bank	18	12,781	—	—	12,799
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	26	—	—	26
Balances, September 30, 2018	100	29,441	35,865	(1,238)	64,168

Balances, December 31, 2018	100	29,470	37,149	(731)	65,988
COMPREHENSIVE INCOME
Net income	—	—	4,935	—	4,935
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	1,369	1,369
TOTAL COMPREHENSIVE INCOME					6,304
Cash dividends, $0.075 per share	—	—	(749)	—	(749)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	16	—	—	16
Balances, September 30, 2019	$100	$29,486	$41,335	$638	$71,559

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Unaudited

	Nine Months Ended
	September 30,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,935	$3,948
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	900	825
Depreciation	864	654
Amortization and accretion	368	461
Net gains on sales of assets	(97)	—
Net losses on other real estate owned, including write‑downs	45	143
Deferred income tax expenses	1,444	737
Stock‑based compensation expense, net of employee tax obligation	16	26
Changes in assets and liabilities:
Decrease (increase) in accrued interest receivable	5	(111)
(Increase) decrease in other assets	(3,383)	679
Increase in accrued interest payable	176	77
Increase (decrease) in other liabilities	3,699	(1,253)
Net cash provided by operating activities	8,972	6,186
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(12,084)	(8,162)
Proceeds from maturities and paydowns of securities available for sale	9,348	4,743
Proceeds from sales of securities available for sale	—	2,591
Net increase in loans	(2,204)	(32,130)
Cash received in the purchase of Liberty Bell Bank	—	11,831
Purchases of premises and equipment	(950)	(1,264)
Cash paid to shareholders of Liberty Bell Bank	—	(4,471)
Proceeds from the sales of foreclosed assets	184	734
Proceeds from sales of Federal Home Loan Bank stock	810	551
Purchase of Federal Home Loan Bank stock	(919)	(451)
Net cash used by investing activities	(5,815)	(26,028)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, NOW, money market, and savings deposits, net	19,938	(146)
Cash received for the exercise of stock options	—	12
Increase in time deposits, net	25,538	18,492
Proceeds from borrowings to fund acquisition of Liberty Bell Bank, net of loan costs	—	4,450
Decrease in other borrowings, net	(1,494)	(494)
Dividends paid	(749)	(647)
Net cash provided by financing activities	43,233	21,667
Net increase in cash and cash equivalents	46,390	1,825
Cash and cash equivalents, beginning	29,694	32,582
Cash and cash equivalents, ending	$76,084	$34,407
Supplementary cash flow information:
Interest paid	$5,486	$3,663
Income taxes paid	922	1,454
Total appreciation (depreciation) on securities available for sale	$1,863	$(1,340)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Fair value of assets acquired, net of cash and cash equivalents	$—	$139,701
Fair value of liabilities assumed, net of cash and cash equivalents	—	139,500
Value of shares provided to Liberty Bell Bank stockholders	—	12,798
Loans converted to other real estate owned	$209	$379

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2019 and December 31, 2018, the results of its operations and its cash flows for the nine months ended September 30, 2019 and 2018 in conformity with accounting principles generally accepted in the United States of America.

Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or for any other period.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with Accounting Standards Codification (“ASC”) 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310‑30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicator that an acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non‑accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write‑downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At September 30, 2019 there were seven properties with a combined estimated value of $3.6 million included in other real estate owned, and at December 31, 2018 there were nine properties with a combined estimated value of $3.7 million.

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

Earnings Per Share:

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

Note 2. Investment Securities

Securities available for sale are as follows:

	September 30, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$8,184	$187	$8	$8,363
Obligations of States and political subdivisions	24,636	725	29	25,332
Mortgage-backed securities	20,665	120	78	20,707
Equity securities	1,500	—	48	1,452
	$54,985	$1,032	$163	$55,854

	December 31, 2018
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	139	426	21,096
Mortgage-backed securities	19,942	15	553	19,404
Equity securities	1,500	—	120	1,380
	$52,294	$201	$1,195	$51,300

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2019 and December 31, 2018, are as follows:

	September 30, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$999	$2	$2,997	$6	$3,996	$8
Mortgage-backed securities	5,496	21	4,754	57	10,250	78
Obligations of States and political subdivisions	2,522	29	253	—	2,775	29
Equity Securities	—	—	1,452	48	1,452	48
Total securities with unrealized losses	$9,017	$52	$9,456	$111	$18,473	$163

	December 31, 2018
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$3,973	$18	$5,927	$78	$9,900	$96
Mortgage-backed securities	5,485	111	13,440	442	18,924	553
Obligations of States and political subdivisions	9,119	81	11,977	345	21,096	426
Equity Securities	—	—	1,380	120	1,380	120
Total securities with unrealized losses	$18,577	$209	$32,724	$985	$51,300	$1,195

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

Contractual maturities of investment securities at September 30, 2019 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities have no stated maturity and primarily reflect investments in various Pass‑through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage‑backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	September 30, 2019
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,023	$3,018
Due after one year through five years	2,491	2,489
Due after five years through ten years	12,680	13,139
Due after ten years or more	16,126	16,502
Mortgage-backed, due in monthly installments	20,665	20,706
	$54,985	$55,854

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of September 30, 2019 and December 31, 2018 are as follows:

(Dollars in thousands)	At September 30, 2019	At December 31, 2018
Originated Loans
Other real estate secured	$369,039	$356,141
1 - 4 Family residential secured	120,160	116,771
Other	51,643	48,960
	540,842	521,872
Acquired Loans
Other real estate secured	$56,698	$70,080
1 - 4 Family residential secured	23,120	29,532
Other	13,669	12,420
	93,487	112,032
Total Loans
Other real estate secured	$425,737	$426,221
1 - 4 Family residential secured	143,280	146,303
Other	65,312	61,379
	634,329	633,903
Less: Unamortized discounts on acquired loans	(668)	(1,327)
Less: Allowance for loan losses	(7,054)	(7,063)
	$626,607	$625,513

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of loan losses inherent in the loan portfolio as of September 30, 2019 and December 31, 2018.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2019 and and December 31, 2018:

	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
September 30, 2019
Individually evaluated for impairment:
Balance in allowance	$47	$251	$639	$—	$937
Related loan balance	14,114	4,102	1,218	—	19,434
Collectively evaluated for impairment:
Balance in allowance	$4,346	$1,210	$102	$459	$6,117
Related loan balance	411,215	139,084	63,928	—	614,227

Note: The balances above include unamortized discounts on acquired loans of $668,000.

	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
December 31, 2018
Individually evaluated for impairment:
Balance in allowance	$278	$586	$178	$—	$1,042
Related loan balance	14,947	8,775	1,732	—	25,454
Collectively evaluated for impairment:
Balance in allowance	$3,998	$1,057	$476	$490	$6,021
Related loan balance	410,527	137,192	59,403	—	607,122

Note:  The balances above include unamortized discounts on acquired loans of $1.3 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the the three and nine months ended September 30, 2019 and 2018.  Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	September 30, 2019
	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
Quarter Ended
Beginning Balance	$4,359	$1,343	$634	$730	$7,066
Charge-offs	—	—	(454)	—	(454)
Recoveries	84	24	34	—	142
Provision	(50)	94	527	(271)	300
Ending Balance	4,393	1,461	741	459	7,054
Nine Months Ended
Beginning Balance	4,276	1,643	654	490	7,063
Charge-offs	(421)	(198)	(632)	—	(1,251)
Recoveries	97	165	80	—	342
Provision	441	(149)	639	(31)	900
Ending Balance	4,393	1,461	741	459	7,054

	September 30, 2018
	Other	1 - 4 Family
	Real Estate	Residential
Dollars in Thousands	Secured	Secured	Other	Unallocated	Total
Quarter Ended
Beginning Balance	$4,434	$1,887	$444	$331	$7,096
Charge-offs	(143)	—	(84)	—	(227)
Recoveries	9	19	28	—	56
Provision	142	29	29	100	300
Ending Balance	4,442	1,935	417	431	7,225
Nine Months Ended
Beginning Balance	3,858	1,744	536	565	6,703
Charge-offs	(347)	(52)	(202)	—	(601)
Recoveries	77	143	78	—	298
Provision	854	100	5	(134)	825
Ending Balance	4,442	1,935	417	431	7,225

The Bank had an unallocated amount (overage) of approximately $459,000 in the allowance that is reflected in the above table as of September 30, 2019. The Bank had an unallocated amount (overage) of approximately $431,000 in the allowance that is reflected in the above table as of September 30, 2018. Management is comfortable with this amount as they feel it is adequate to absorb additional inherent but as yet unidentified losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category at September 30, 2019 and December 31, 2018. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Bank's internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

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

A summary of loans by risk rating is as follows:

		1 - 4 Family
	Other Real	Residential
September 30, 2019	Estate Secured	Secured	Other	Total
	Dollars in Thousands
Excellent	$1,098	$—	$6,357	$7,455
Superior	3,851	254	1,874	5,979
Good	404,785	136,693	53,530	595,008
Fair	7,968	2,977	1,619	12,564
Marginal	—	—	—	—
Substandard	7,628	3,261	1,766	12,655
TOTAL	$425,330	$143,185	$65,146	$633,661
Non-Accrual	$2,806	$2,107	$214	$5,127
Troubled debt restructures	$8,178	$2,443	$166	$10,787
Breakdown of TDRs
TDRs on Non-accrual	$1,120	$918	$166	$2,204
TDRs Past Due 30-89	—	213	—	213
Performing TDRs	7,058	1,312	—	8,370
TOTAL	$8,178	$2,443	$166	$10,787
Total Non-performing TDR accounts	$1,120	$1,131	$166	$2,417

		1 - 4 Family
	Other Real	Residential
December 31, 2018	Estate Secured	Secured	Other	Total
	Dollars in Thousands
Excellent	$1,143	$—	$9,756	$10,899
Superior	7,523	267	2,015	9,805
Good	402,092	133,401	45,802	581,295
Fair	8,084	4,598	2,106	14,788
Marginal	407	112	268	787
Substandard	7,071	7,589	343	15,003
TOTAL	$426,319	$145,967	$60,290	$632,576
Non-Accrual	$4,423	$4,547	$178	$9,148
Troubled debt restructures	$10,341	$7,269	$206	$17,816
Breakdown of TDRs
TDRs on Non-accrual	$2,546	$3,290	$175	$6,012
TDRs Past Due 30-89	640	—	31	671
Performing TDRs	7,155	3,979	—	11,134
TOTAL	$10,341	$7,269	$206	$17,816
Total Non-performing TDR accounts	$3,186	$3,290	$206	$6,682

The following table includes an aging analysis of the recorded investment of past due financing receivables as of September 30, 2019 and December 31, 2018:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At September 30, 2019	Past Due*	Past Due**	Past Due***	Past Due	Balance	Receivables	and Accruing
	Dollars in Thousands
Other Real Estate Secured	$569	$—	$2,005	$2,574	$423,163	$425,737	$—
1 - 4 Family Residential	1,696	619	616	2,931	140,349	143,280	—
Other	158	20	—	178	65,134	65,312	—
TOTAL	$2,423	$639	$2,621	$5,683	$628,646	$634,329	$—

*      Includes $1.2 million of non‑accrual loans.

**    Includes $117,000 of non-accrual loans.

***  Includes $2.6 million of nonacrual loans.

Total financing receivable balances do not include unamortized discounts of $668,000.

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

		Unpaid	Interest			Average
	Recorded	Principal	Income	Specific		Recorded
September 30, 2019	Investment	Balance	Recognized	Reserve		Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Other Real Estate Secured	$2,278	$2,278	$188		$47	$2,777
1 - 4 Family Residential Secured	738	738	—		251	2,343
Other	214	214	11		639	129
Total impaired loans with specific reserves	$3,230	$3,230	$199		$937	$5,249
Impaired loans with no specific reserve:
Other Real Estate Secured	$12,339	$12,815	$768		$—	$12,594
1 - 4 Family Residential Secured	4,261	5,041	158		—	5,011
Other	2,325	2,325	110		—	2,065
Total impaired loans with no specific reserve	$18,925	$20,181	$1,036	—	—	$19,670
TOTAL	$22,155	$23,411	$1,235		$937	$24,919

Total impaired loans of $22.2 million at September 30, 2019 include PCI loan balances of $810,000, which are net of a discount of $257,000. Total impaired loans also included $1.9 million of loans which did not meet the criteria whereby an individual evaluation for impairment was required. These loans were pooled with all other loans not requiring an evaluation for individual impairment and reviewed and analyzed using the weighted average historical charge‑offs over a current three year period for their respective segments along with the qualitative factors stated previously in this disclosure, to result in a ASC 450‑10‑20 (FAS 5) calculated reserve.

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

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	September 30, 2019	December 31, 2018
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,067	$1,692
Carrying amount	810	1,110
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$92,420	$110,340
Carrying amount	92,009	109,595
Total acquired loans
Outstanding balance	$93,487	$112,032
Carrying amount	92,819	110,705

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310‑20:

Dollars in Thousands	September 30, 2019	December 31, 2018
Balance at beginning of period	$745	$—
Acquisitions	—	1,703
Accretion	(335)	(958)
Balance at end of period	$410	$745

During the three and nine months ended September 30, 2019, the Company recorded $24,000 and $80,000, respectively in accretion on acquired loans accounted for under ASC 310-30.  During the three and nine months ended September 30, 2018, the Company recorded $33,000 and $65,000, respectively in accretion on acquired loans accounted for under ASC 310-30.

Non‑accretable yield on purchased credit impaired loans was $232,000 and $463,000 at September 30, 2019 and December 31, 2018, respectively.

Concentration of Risk:

The Bank makes loans to customers located primarily within Wicomico and Worcester Counties, Maryland, Sussex County, Delaware and Camden and Burlington Counties, New Jersey. A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages.

The Bank had no commitments to loan additional funds to the borrowers of restructured, impaired, or non‑accrual loans as of September 30, 2019 and December 31, 2018.

Note 4. Credit Facilities

The Bank owns capital stock of the Federal Home Loan Bank of Atlanta (FHLB) as a condition for a $192.4 million convertible advance credit facility from the FHLB. As of September 30, 2019 the Bank had remaining credit availability of $143.4 million under this facility.

The following table details the long-term advances the Company had outstanding with the FHLB at September 30, 2019 and December 31, 2018:

	September 30, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,500	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,495	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	48,995

	December 31, 2018
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	1.51%	June 2019	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,821	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,668	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	43,489

* The FHLB has the option of converting the rate on this long-term borrowing to a three month LIBOR-based floating rate in May 2020.

Average short‑term borrowing under FHLB approximated $3.2 million and $1.4 million for the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The Bank has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $157.2 million and $135.3 million at September 30, 2019 and December 31, 2018, respectively.

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

The proceeds of these long‑term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Bank has secured credit availability of $5.0 million with a correspondent bank and an unsecured credit availability of $5.0 million with a correspondent bank for short‑term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At September 30, 2019 and December 31, 2018, there were no borrowings outstanding under these credit agreements.

Maturities on long‑term debt over the next five years are as follows (dollars in thousands):

2019	$165
2020	25,659
2021	16,659
2022	5,659
2023	337

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

Supplemental lease information at or for the nine months ended September 30, 2019 is as follows:

Balance Sheet	Dollars in Thousands

Right-of-use asset classified as premises and equipment	$3,274
Lease liability classified as other liabilities	3,314

Income Statement

Operating lease cost classified as premises and equipment	$364

Weighted average lease term, in years	7.55
Weighted average discount rate (1)	3.28%
Operating cash flows	$376

(1)

The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

A maturity analysis of the Company's lease liabilities at September 30, 2019 was as follows:

Dollars in Thousands
One year or less	$468
One to three years	772
Three to five years	714
Over 5 years	2,002
Total lease payments	3,956
Less: Interest	(642)
Present value of lease liabilities	$3,314

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

No stock options were exercised during the the nine months ended September 30, 2019.  All remaining stock options expired during the second quarter of 2019.

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

Remaining options for 8,709 shares were outstanding as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
September 30, 2019	2,355	$4.14	$9,750	6,354	$4.14	$26,306

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2018. No stock options were exercised or forfeited during the nine months ended September 30, 2019. All remaining stock options expire during the first quarter of 2023.

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

As of September 30, 2019 non‑vested restricted stock awards totaling 6,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2018	9,000	$7.30
Vested in 2019	(3,000)	7.30
Nonvested Awards September 30, 2019	6,000	$7.30

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that restricted stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC Topic 718‑10, during the three and nine months ended September 30, 2018 the Company recognized restricted stock‑based compensation expense of $10,000, or $7,000 net of tax, and $26,000, or $19,000 net of tax, respectively, related to the 2014 restricted stock awards. During the three and nine months ended September 30, 2019 the Company recognized stock‑based compensation expense of $5,000 or $4,000 net of tax, and $16,000, or $12,000 net of tax, respectively, related to the 2014 restricted stock awards. Unrecognized restricted stock‑based compensation expense related to 2014 restricted stock awards totaled approximately $31,000 at September 30, 2019. The remaining period over which this unrecognized expense is expected to be recognized is approximately two years.

Note 8. Earnings Per Share

Diluted earnings per share are calculated as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2019	2018	2019	2018
Net income applicable to basic earnings per common share	$1,785	$1,888	$4,935	$3,948
Weighted average shares outstanding	9,985	9,976	9,985	9,595
Basic earnings per share	$0.179	$0.189	$0.494	$0.411
Effect of dilutive securities:
Weighted average shares outstanding under options Delmar 2004 stock option plan (1)	—	23	10	28
Weighted average exercise price per share	$—	$7.54	$9.05	$9.55
Assumed proceeds on exercise	$—	$173	$91	$267
Average market value per share	$7.42	$7.79	$7.34	$7.47
Weighted average shares outstanding under options Liberty 2004 stock option plan	12	14	12	12
Weighted average exercise price per share	$3.98	$4.01	$3.98	$4.02
Assumed proceeds on exercise	$48	$56	$48	$48
Average market value per share	$7.42	$7.79	$7.34	$7.47
Less: Treasury stock purchased with assumed proceeds from exercise	$6	$7	$6	$6
Weighted average shares outstanding under restricted stock plans (2)	9	14	9	10
Diluted weighted average shares and common stock equivalents	10,000	9,997	10,000	9,611
Diluted earnings per share	$0.179	$0.189	$0.494	$0.411

(1)	Options were excluded from the calculation of dilutive earnings per share because they are anti‑dilutive.

(2)	Includes vested shares not yet issued and nonvested shares as of September 30.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk‑weighted assets, Tier I capital to average assets, and beginning in 2015, common equity Tier I capital to risk‑weighted assets. Management believes as of September 30, 2019 that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of September 30, 2019, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk‑based, Tier I risk‑based, Tier I leverage and, beginning in 2015, common equity Tier I risk‑based ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

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

The following table presents actual and required capital ratios as of September 30, 2019 and December 31, 2018 for the Bank and Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018 based on the phase‑in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased‑in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company's and the Bank's capital amounts and ratios as of September 30, 2019 and December 31, 2018 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$78,392	12.6%	$65,525	10.5%	$—	N/A
The Bank of Delmarva	77,192	12.4%	65,469	10.5%	62,351	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	64,573	10.3%	53,044	8.5%	—	N/A
The Bank of Delmarva	69,873	11.2%	52,999	8.5%	49,881	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	64,573	10.3%	43,683	7.0%	—	N/A
The Bank of Delmarva	69,873	11.2%	43,646	7.0%	40,528	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	64,573	8.3%	31,052	4.0%	—	N/A
The Bank of Delmarva	69,873	9.0%	31,052	4.0%	38,814	5.0%
As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Bank's regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Bank's net profits for the current year plus its retained net profits for the preceding two years.

Note 10. Fair Values of Financial Instruments

The following table shows the estimated fair value and the related carrying values of the Company's financial instruments at September 30, 2019 and December 31, 2018. Items that are not financial instruments are not included.

	September 30,		December 31,
Dollars are in thousands	2019		2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$31,483	$31,483	$24,347	$24,347
Interest bearing deposits	29,143	29,143	4,093	4,093
Federal funds sold	15,458	15,458	1,254	1,254
Securities:
Available for sale	55,854	55,854	51,300	51,300
Loans, net of allowance for credit losses	626,607	612,003	625,513	604,290
Accrued interest receivable	2,098	2,098	2,103	2,103
Federal Home Loan Bank stock	2,761	2,761	2,652	2,652
Atlantic Central Bankers stock	131	131	131	131
Other investments	1,571	1,571	1,537	1,537
Financial liabilities:
Deposits	$660,401	$629,813	$614,926	$570,509
Accrued interest payable	567	567	392	392
FHLB advances and note payable	55,495	56,065	56,989	56,979
Unrecognized financial instruments:
Commitments to extend credit	$104,101	$104,101	$114,395	$114,395
Standby letters of credit	1,853	1,853	3,276	3,276

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

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments not disclosed elsewhere as of September 30, 2019 and December 31, 2018. This table excludes financial instruments for which the carrying amount approximates fair value.

Dollars are in thousands			Fair Value Hierarchy
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
September 30, 2019
Financial assets:
Loans, net	$626,607	$612,003	$—	$—	$612,003
Financial liabilities:
Deposits	$660,401	$629,813	$—	$629,813	$—
FHLB advances and notes payable	55,495	56,065	—	56,065	—

December 31, 2018
Financial assets:
Loans, net	$625,513	$604,290	$—	$—	$604,290
Financial liabilities:
Deposits	$614,926	$570,509	$—	$570,509	$—
FHLB advances and notes payable	56,989	56,979	—	56,979	—

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 — Significant unobservable inputs (including the Bank's own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Bank performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.

The following table presents fair value measurements on a recurring basis as of September 30, 2019 and December 31, 2018:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2019
Securities available for sale:
Obligations of U.S. Government agencies	$—	$8,363	$—	$8,363
Obligations of States and political subdivisions	—	25,332	—	25,332
Mortgage-backed securities	—	20,707	—	20,707
Equity securities	—	1,452	—	1,452
Total securities available for sale	$—	$55,854	$—	$55,854
December 31, 2018
Securities available for sale:
Obligations of U.S. Government agencies	$—	$9,420	$—	$9,420
Obligations of States and political subdivisions	—	21,096	—	21,096
Mortgage-backed securities	—	19,404	—	19,404
Equity securities	—	1,380	—	1,380
Total securities available for sale	$—	$51,300	$—	$51,300

Securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, which are considered level 2 inputs. For these securities, management obtains fair value measurements from an independent pricing service.

The Bank may also be required, from time to time, to measure certain other financial and non‑financial assets and liabilities at fair value on a non‑recurring basis in accordance with GAAP. The following table presents all fair value measurements on a non‑recurring basis as of September 30, 2019 and December 31, 2018:

Dollars are in thousands				Fair
September 30, 2019	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$21,218	$21,218
OREO	—	3,641	—	3,641
Total	$—	$3,641	$21,218	$24,859
December 31, 2018
Impaired loans	$—	$—	$26,640	$26,640
OREO	—	3,660	—	3,660
Total	$—	$3,660	$26,640	$30,300

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

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles — Goodwill and Other.” The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2018.

Goodwill:  The Company acquired goodwill in the purchase of Liberty Bell Bank (see Note 13). The following table provides changes in goodwill for the the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$5,237	$—
Liberty Bell Bank acquisition	—	5,237
Impairment	—	—
Balance at the end of the period	$5,237	$5,237

Core Deposit Intangible:  The Company acquired a core deposit intangible in the acquisition of Liberty Bell Bank. The Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. The core deposit intangible is amortized over seven years. The following table provides changes in the core deposit intangible for the the nine months ended September 30, 2019, and the year ended December 31, 2018:

	September 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$1,069	$—
Liberty Bell Bank acquisition	—	1,489
Accumulated amortization	(226)	(420)
Balance at the end of the period	$843	$1,069

The Company recorded amortization expense related to the core deposit intangible of $76,000 and $126,000 during the three months ended September 30, 2019 and 2018, respectively, and $226,000 and $294,000 during the nine months ended September 30, 2019 and 2018, respectively.  Remaining amortization on the core deposit intangible is $76,000 through December 31, 2019 and $216,000,  $155,000,  $128,000,  $128,000, and $140,000 for the years ended December 31, 2020, 2021, 2022, 2023, and 2024 and thereafter, respectively.

Deposits Purchased Premium:  The Company paid a deposit premium in the acquisition of Liberty Bell Bank, which is included in the balances of time deposits on the balance sheets. The premium amount is amortized as a reduction in interest expense over the life of the acquired time deposits. The premium on deposits will be amortized over five years. The following table provides changes in the deposit premium for the nine months ended September 30, 2019 and the year ended December 31, 2018:

	September 30,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$27	$—
Liberty Bell Bank acquisition	—	108
Accumulated accretion	(19)	(81)
Balance at the end of the period	$8	$27

The Company recorded accretion on the deposit premium of $6,000 and $27,000 during the three months ended September 30, 2019 and 2018, respectively, and $19,000 and $63,000 during the nine months ended September 30, 2019 and 2018, respectively.  Remaining accretion on the deposits purchased premium is $4,000 through December 31, 2019 and $4,000 thereafter.

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

Direct costs related to the merger were accrued and expensed as incurred. During the  three and nine months ended September 30, 2018 the Company incurred approximately $135,000 and $1.3 million, respectively, in Liberty merger‑related expenses. There were no expenses related to the merger with Liberty during the nine months ended September 30, 2019.

Note 14. Bank Acquisition

On December 13, 2018 the Company entered into a share exchange agreement with Virginia Partners Bank (“Partners”). Partners is a commercial bank chartered by the Commonwealth of Virginia Bureau of Financial Institutions and insured by the Federal Deposit Insurance Corporation. Partners is headquartered in Fredericksburg, Virginia, which is the location of the operations center and administrative headquarters and three branch offices. An additional branch office is located in La Plata, Maryland, and a loan production office is located in Annapolis, Maryland. Each share of Partners common stock will be converted into the right to receive 1.7179 shares of Delmar Bancorp common stock. From and after the effective time of the share exchange, former holders of Partners Common Stock shall be shareholders of Delmar, and shall have no rights or interest as a shareholder of Partners. As of September 30, 2019, there were 4,085,181 shares of Partners common stock outstanding which were held by approximately 320 holders of record. Partners will continue to conduct its business as a wholly owned first tier subsidiary of Delmar, under the name “Virginia Partners Bank”. The share exchange is anticipated to become effective during the fourth quarter of 2019.

Direct costs related to the share exchange were accrued and expensed as incurred. During the three and nine months ended September 30, 2019, the Company incurred $168,000 and $539,000, respectively, in Partners share exchange related expenses. There were no expenses related to the share exchange during the nine months ended September 30, 2018.

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

During June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326)”: Measurement of Credit Losses on Financial Instruments.” ASU 2016-13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available for sale debt securities and purchased financial assets with credit deterioration. In April 2019, ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments,” was issued to address certain codification improvements and to provide certain accounting policy electives related to accrued interest as well as disclosure related to credit losses, among other things.  In May 2019, ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief,” was issued to provide transition relief in connection with the adoption of ASU 2016-03 whereby entities would have the option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis.  ASU 2016-13, as updated, will be effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  In October 2019, the FASB approved the deferral of the effective date of ASU 2016-13 for smaller reporting companies, as defined by the SEC, and other non-SEC reporting entities.  This will  delay the effective date to fiscal years beginning after December 15, 2022, including interim periods within those fiscal periods.  As the Company is a smaller reporting company, this deferral would be applicable to the Company. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements.  We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things.  We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13.  The adoption of the ASU 2016-13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio.  Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets.  While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

In March 2018, the FASB issued ASU No. 2018-05, “Income Taxes (Topic 740)”.  This ASU was issued to provide guidance on the income tax accounting implications of the Tax Act and allows for entities to report provisional amounts for specific income tax effects of the Tax Act for which the accounting under Topic 740 was not yet complete, but a reasonable estimate could be determined.  A measurement period of one-year is allowed to complete the accounting effects under Topic 740 and revise any previous estimates reported.  Any provisional amounts or subsequent adjustments included in an entity’s financial statements during the measurement period should be included in income from continuing operations as an adjustment to tax expense in the reporting period the amounts are determined.  The Company adopted this ASU with the provisional adjustments as reported in the consolidated financial statements as of December 31, 2017.  As of September 30, 2019, the Company did not incur any adjustments to the provisional recognition.

In July 2018, the FASB issued ASU No. 2018-11, “Leases – Targeted Improvements (Topic 842)”.  ASU 2018-11 provides entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new leasing standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met.  The amendments have the same effective date as ASU 2016-02

(January 1, 2019 for the Company).  The Company elected both transition options.  ASU 2018-11 did not have a material impact on the Company’s consolidated financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Delmar Bancorp (“Delmar”) consolidated financial statements, and notes thereto, for the year ended December 31, 2018, and the other information included in this report.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results for the year ending December 31, 2019 or any other period.

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

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of Delmar’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report on Form 10-Q and the audited consolidated financial statements included in Delmar’s Registration Statement on Form S-4, as amended, and related prospectus filed pursuant to Rule-424(b) on July 8, 2019. The accounting principles Delmar follows and the methods of applying these principles conform to GAAP and general banking industry practices. Delmar’s most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required. See ‘‘Provision and Allowance for Loan Losses’’ and Note 1 and Note 3 of the unaudited consolidated financial statements for the nine months ended September 30, 2019.

Another of Delmar’s critical accounting policies relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments.  During 2018, Delmar acquired Liberty Bell Bank (“Liberty”) –see Note 13 of the unaudited consolidated financial statements for the nine months ended September 30, 2019.   Delmar accounted for the acquisition of Liberty in accordance with Financial Accounting Standards Board (‘‘FASB’’) Accounting Standards Codification (‘‘ASC’’) Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the acquisition of Liberty, which totaled approximately $5.2 million, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the acquisition of Liberty, Delmar will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under Accounting Standards Update 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the acquisition of Liberty. This assessment was performed at the end of 2018, and resulted in no impairment of goodwill. See Note 12 and Note 13 in the unaudited consolidated financial statements for the nine months ended September 30, 2019 for more information related to the fair value of assets acquired in the acquisition of Liberty, including goodwill and intangible assets.

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

Results of Operations

Net income for the three months ended September 30, 2019 totaled $1.8 million compared to net income for the same period in 2018 of $1.9 million, a decrease of $103,000 or 5.5%.  This decrease was mainly due to increases in interest expense on deposits and borrowing as well as federal and state income taxes.  Increases were $589,000 and $218,000, respectively.  These increases in expenses were partially offset by an increase in loan interest income of $579,000 or 7.1%.  Basic earnings per share were $0.18 for the three months ended September 30, 2019, compared to $0.19 for the same period in 2018.  Net income for the nine months ended September 30, 2019 totaled  $4.9 million compared to net income for the same period in 2018 of $3.9 million, an increase of $987 or 25.0%.  Basic earnings per share were $0.49 for the nine months ended September 30, 2019, compared to $0.41 for the same period in 2018.  Average loan balances increased during the three and nine months ended September 30, 2019 as compared to the same periods ended September 30, 2018.   Average balances for the three and nine months ended September 30, 2019 were $639.9 million and $643.6 million, respectively, as compared to average balances for the three and nine months ended September 30, 2018 of $612.0 million and $581.0 million, respectively.  In addition to higher average balances, Delmar earned higher yields during the three and nine months ended September 30, 2019 as compared to the same periods in 2018.  The cost of funds was affected by increased competition for deposits, which resulted in Delmar paying higher yields on deposits during the three and nine months ended September 30, 2019 as compared to the same periods ending September 30, 2018.  In addition, the average balance of interest bearing deposits increased from $432.8 million during the three months ended September 30, 2018 to $449.7 million during the three months ended September 30, 2019. The average balance of interest bearing deposits increased from $408.3 million during the nine months ended September 30, 2018 to $444.9 million during the nine months ended September 30, 2019.   Earnings and average asset and liability balances for three and nine months ended September 30, 2018 were significantly impacted by the Liberty transaction, which closed on March 1, 2018.  During the nine months ended September 30, 2018 Delmar expensed $1.3 million of merger related expenses in other expenses.  During the nine months ended September 30, 2019 Delmar expensed $539,000 related to the Partners transaction.

Financial Condition

Consolidated assets totaled $792.8 million at September 30, 2019 and $739.4  million at December 31, 2018, an increase of 7.2% or $53.4 million.  The growth in assets during the nine months ended September 30, 2019 is mainly attributable to a $46.4 million or 156.2% increase in cash and cash equivalents.  The significant increase in cash and cash equivalents was due to relatively flat growth in loan balances overall during the first nine months of 2019, augmented by increases in deposit balances of $45.5 million. This increase was mainly in time deposits, which grew $25.5 million, or

10.2%.  There was also an increase in other assets and other liabilities of $3.3 million and $3.7 million, respectively, of which $3.3 million in both categories related to the implementation of the new lease accounting standard as described in Note 5 of the unaudited consolidated financial statements as of September 30, 2019.

Delmarva’s Tier 1 leverage capital ratio was 9.0% at September 30, 2019 as compared to 8.7% at December 31, 2018. At September 30, 2019, Delmarva’s Tier 1 risk-weighted capital and total-risk rated capital were 11.2% and 12.4%, respectively, as compared to Tier 1 risk-weighted capital and total risk-weighted capital ratios of 10.5% and 11.7%, respectively, at December 31, 2018. See ‘‘Capital Ratios’’ below for additional information about Delmar’s and Delmarva’s capital ratios and requirements.  At September 30, 2019, adversely classified assets totaled $16.3 million, a decrease of $2.4 million from December 31, 2018.  The decrease was mainly due to one relationship which had payoffs of approximately $2.4 million on five different loans.  OREO properties totaled $3.6 million at September 30, 2019 and December 31, 2018, which included two OREO properties that were acquired in the Liberty acquisition with a fair value of $946,000.  During the third quarter of 2019 one of these properties was written down approximately $41,000.  Nonaccrual loans totaled $5.1 million at September 30, 2019 compared with a balance of $9.1 million at December 31, 2018. Nonaccrual loans as a percentage of total loans was 0.8% at September 30, 2019 and 1.4% at December 31, 2018.  There were no loans past due 90 days or more and still accruing interest at September 30, 2019 compared to three loans past due 90 days or more and still accruing interest at December 31, 2018 with an aggregate balance of $606,000.  Adversely classified assets were 22.8% of Delmarva’s total capital as of September 30, 2019 compared to 28.1% at December 31, 2018.  Loans classified as troubled debt restructurings (‘‘TDRs’’) totaled $10.8 million at September 30, 2019 and $17.8 million at December 31, 2018, a 39.5% decline during the nine months ended September 30, 2019.  The decreases in nonaccrual and TDR loans was due to approximately $3.7 million in nonaccrual loans that were classified as TDR’s that paid off, as well as another $2.7 million in payoffs on multiple loans, classified as TDR’s still accruing interest as of December 31, 2018, from a single relationship.

Net charge-offs were 0.1% of average total loans for the year ended December 31, 2018.  Net loans charged off during the nine months ended September 30, 2019 were $909,000, compared to $814,000 for the year ended December 31, 2018. The allowance for loan losses to total loans ratio was 1.1% at September 30, 2019 and December 31, 2018. In addition to the allowance for loan losses, there was an unamortized discount related to the loans acquired in the Liberty transaction with a balance of $668,000 and $1.3 million at September 30, 2019 and December 31, 2018, respectively. This discount is amortized over the life of the remaining loans.

Stockholders’ equity at September 30, 2019 was $71.6 million, an increase of 8.4% during the first nine months of 2019.  This increase was mainly due to income earned during the year, net of dividends of $749,000 paid to shareholders and the increase in unrealized holding losses on securities available for sale during the period.

Summary of Return on Equity and Assets

	September 30,	December 31,
	2019
	(annualized)	2018
Yield on earning assets	5.09%	4.96%
Return on average assets	0.86%	0.84%
Return on average equity	9.59%	9.53%
Average equity to average assets	8.98%	8.84%
Tier I risk-based capital ratio/CET1 ratio (Bank)	11.21%	10.49%
Total risk-based capital ratio (Bank)	12.38%	11.68%
Leverage capital ratio (Bank)	9.00%	8.74%

(See Note 9 of Delmar’s consolidated financial statements for the nine months ended September 30, 2019.)

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

Delmar reported net income of $1.8 million and $1.9 million for the three months ended September 30, 2019 and 2018, respectively, and reported net income of $4.9 million and $3.9 million for the nine months ended September 30, 2019 and 2018, respectively. The following discussion should be read in conjunction with Delmar’s unaudited consolidated financial statements for the period ended September 30, 2019 and the notes thereto.

The following is a summary of the results of operations by Delmar for the three and nine month periods ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Dollars in Thousands)
Net interest income	$7,295	$7,190	$21,825	$20,243
Provision for loan losses	300	300	900	825
Provision for income taxes	810	592	2,167	1,485
Noninterest income	1,131	783	2,729	2,331
Noninterest expense	5,531	5,193	16,552	16,316
Total income	10,417	9,375	30,216	26,349
Total expenses	8,632	7,487	25,281	22,401
Net income	1,785	1,888	4,935	3,948
Basic earnings per share	0.179	0.189	0.494	0.411

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

Net interest income was $7.3 million for the three months ended September 30, 2019 compared to $7.2 million for the three months ended September 30, 2018.  Net interest income was $21.8 million for the nine months ended September 30, 2019 compared to $20.2 million for the nine months ended September 30, 2018.  This increase is mainly the result of increased loan volumes.  Average balances on loans increased from $581.0 million for the nine months ended September 30, 2018 to $643.6 million for the nine months ended September 30, 2019.

In addition to the primary earning assets and interest bearing liabilities held at Delmarva, the holding company has additional borrowings with a balance of $6.5 million at September 30, 2019 and December 31, 2018.  During the first quarter of 2018 $4.5 million was advanced to fund the cash portion of the payment to Liberty shareholders. Interest expense on these loans, which is included in consolidated net income, was approximately $337,000 and $314,000 for the nine months ended September 30, 2019 and 2018, respectively.

For the three months ended September 30, 2019, the consolidated net interest spread, the difference between the yield on earning assets and the rates paid on interest-bearing liabilities, was 3.4% compared to 3.8% for the three months ended September 30, 2018. For the nine months ended September 30, 2019 and 2018, the consolidated net interest spread was 3.6% and 3.8%, respectively. The consolidated net interest margin (which is net interest income divided by average earning assets), calculated on a tax equivalent basis, was 3.9% and 4.0% for the three and nine months ended September 30, 2019 and 4.1% for the three and nine month periods ending September 30, 2018. Rates paid on average interest-bearing liabilities at Delmar were 1.6%  and 1.5% for the three months and nine months ended September 30, 2019, respectively, and 1.2% and 1.1% for the three months and nine months ended September 30, 2018, respectively.

Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve. Average loans net of the allowance and discounts on purchased loans comprised 86.4% of average earning assets for the three months ended September 30, 2019, compared to 87.7% for the three months ended September 30, 2018. Average loans net of the allowance and discounts on purchased loans comprised 88.8% of average earning assets for the nine months ended September 30, 2019, compared to 87.9% for the nine months ended September 30, 2018.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities for Delmarva. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	September 30, 2019			September 30, 2018
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$28,749	$72	0.99%	$25,522	$61	0.95%
Interest Bearing Deposits From Banks	19,341	99	2.03%	9,202	41	1.77%
Taxable Securities (1)	35,694	214	2.38%	36,179	195	2.14%
Tax-exempt Securities (2)	23,004	209	3.60%	20,317	185	3.61%
Total Investment Securities (1) (2)	58,698	423	2.86%	56,496	380	2.67%
Federal Funds Sold	13,440	58	1.71%	10,508	48	1.81%
Loans: (3)
Commercial and Industrial (4)	61,915	835	5.35%	51,831	704	5.39%
Real Estate (4)	557,883	7,487	5.32%	537,815	7,063	5.21%
Consumer (4)	1,186	16	5.35%	1,438	20	5.52%
Keyline Equity (4)	17,711	269	6.03%	19,506	274	5.57%
Visa Credit Card	254	4	6.25%	288	5	6.89%
State and Political	648	11	6.73%	793	12	6.00%
Keyline Credit	215	9	16.61%	216	10	18.37%
Other Loans	101	2	7.86%	123	2	6.45%
Total Loans (2)	639,913	8,633	5.35%	612,010	8,090	5.24%
Allowances For Credit Losses and Discounts on Loans	7,987			8,245
Total Loans, Net	631,926			603,765
Other Assets	36,887			36,748
Total Assets/Interest Income	$789,041	$9,213		$742,241	$8,559

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$201,926	$—	—%	$187,490	$—	—%
Interest Bearing Demand	54,115	52	0.38%	53,431	35	0.26%
Money Market Accounts	55,198	41	0.29%	70,280	50	0.28%
Savings Accounts	65,100	24	0.15%	65,169	24	0.15%
All Time Deposits	275,238	1,438	2.07%	243,945	897	1.46%
Total Interest Bearing Deposits	449,651	1,555	1.37%	432,825	1,006	0.92%
Total Deposits	651,577	—		620,315	—
Funds Purchased	49,103	316	2.55%	43,761	283	2.57%
Notes Payable	6,500	113	6.90%	6,500	113	6.90%
Lease Liability	676	6	3.52%	—	—	—%
Other Liabilities	4,715	—		1,676	—
Stockholder's Equity	76,470	—		69,989	—
Total Liabilities & Equity/Interest Expense	$789,041	$1,990		$742,241	$1,402

Earning Assets/Interest Income (2)	$731,392	$9,213	5.00%	$688,216	$8,559	4.93%
Interest Bearing Liabilities/Interest Expense	$505,930	$1,990	1.56%	$483,086	$1,402	1.15%
Net interest income (5)		$7,223			$7,157

Earning Assets/Interest Expense			1.08%			0.81%
Net Interest Spread (2)			3.44%			3.78%
Net Interest Margin (2)			3.92%			4.13%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.

(2)

Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5%. Taxable equivalent adjustment of $55 and $3 are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the period ended September 30, 2019 and $49 and $3 respectively, for the period ended September 30, 2018.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the financial statements includes fees and charges on loans of $58 and $24 for the periods ended September 30, 2019 and 2018 respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2019			September 30, 2018
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$26,372	$211	1.07%	$23,507	$142	0.81%
Interest Bearing Deposits From Banks	9,656	144	1.99%	8,950	112	1.67%
Taxable Securities (1)	34,558	689	2.67%	35,489	571	2.15%
Tax‑exempt Securities (2)	21,946	606	3.69%	19,646	559	3.80%
Total Investment Securities (1) (2)	56,504	1,295	3.06%	55,135	1,130	2.74%
Federal Funds Sold	5,623	81	1.93%	6,223	86	1.85%
Loans: (3)
Commercial and Industrial (4)	62,884	2,588	5.50%	50,369	1,884	5.00%
Real Estate (4)	560,426	22,215	5.30%	509,773	19,749	5.18%
Consumer (4)	1,186	49	5.52%	1,492	62	5.56%
Keyline Equity (4)	17,822	772	5.79%	17,930	731	5.45%
Visa Credit Card	267	14	7.01%	286	16	7.48%
State and Political	684	33	6.45%	829	38	6.13%
Keyline Credit	219	29	17.70%	222	29	17.47%
Other Loans	104	5	6.43%	126	5	5.31%
Total Loans (2)	643,592	25,705	5.34%	581,027	22,514	5.18%
Allowances For Credit Losses and Discounts on Loans	8,157			8,442
Total Loans, Net	635,435			572,585
Other Assets	37,781			35,431
Total Assets/Interest Income	$771,371	$27,225		$701,831	$23,842

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$190,106	$—	—%	$175,056	$—	—%
Interest Bearing Demand	53,795	157	0.39%	49,053	76	0.21%
Money Market Accounts	56,179	123	0.29%	69,490	155	0.30%
Savings Accounts	64,735	72	0.15%	63,696	72	0.15%
All Time Deposits	270,184	4,035	2.00%	226,022	2,354	1.39%
Total Interest Bearing Deposits	444,893	4,387	1.32%	408,261	2,657	0.87%
Total Deposits	634,999	—		583,317	—
Funds Purchased	49,855	922	2.47%	45,628	803	2.35%
Lease Liability	684	16	3.13%	—	—	—%
Notes Payable	6,500	337	6.93%	6,088	314	6.90%
Other Liabilities	4,623	—		1,316	—
Stockholder's Equity	74,710	—		65,482	—
Total Liabilities & Equity/Interest Expense	$771,371	$5,662		$701,831	$3,774

Earning Assets/Interest Income (2)	$715,375	$27,225	5.09%	$651,335	$23,842	4.89%
Interest Bearing Liabilities/Interest Expense	$501,932	$5,662	1.51%	$459,977	$3,774	1.10%
Net interest income (5)		$21,563			$20,068

Earning Assets/Interest Expense			1.06%			0.77%
Net Interest Spread (2)			3.58%			3.80%
Net Interest Margin (2)			4.03%			4.12%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.

(2)

Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5% for 2019 and 2018.  Taxable equivalent adjustments of $160 and $9 are included in the calculation of tax exempt income for investment interest income and loan interest  income,  respectively for the nine months ended September 30, 2019 and $148 and $10 respectively, for the nine months ended September 30, 2018.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the financial statements includes fees and charges on loans of $220 and $191 for the nine month periods ending September 30, 2019 and 2018 respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following tables show the effect that these factors had on the interest earned from Delmarva’s interest-earning assets and interest incurred on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended September 30, 2019 Versus September 30, 2018

(Dollars in Thousands)

	Increase (Decrease) Due to
(Unaudited)	Volume	Rate	Net
Earning Assets
Loans (1)	$369	$174	$543
Investment securities
Taxable	(3)	22	19
Exempt from Federal income tax	24	—	24
Federal funds sold	13	(3)	10
Other interest income	45	13	58
Total interest income	448	206	654
Interest Bearing Liabilities
Interest bearing deposits	39	510	549
Notes payable and leases	12	(6)	6
Funds purchased	35	(2)	33
Total Interest Expense	86	502	588
Net Interest Income	$362	$(296)	$66

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Nine Months Ended September 30, 2019 Versus September 30, 2018

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$2,424	$767	$3,191
Investment securities
Taxable	(15)	133	118
Exempt from Federal income tax	65	(18)	47
Federal funds sold	(8)	3	(5)
Other interest income	9	23	32
Total interest income	2,475	908	3,383
Interest Bearing Liabilities
Interest bearing deposits	238	1,492	1,730
Notes payable and leases	57	(18)	39
Funds purchased	74	45	119
Total Interest Expense	369	1,519	1,888
Net Interest Income	$2,106	$(611)	$1,495

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At September 30, 2019 and December 31, 2018, Delmar was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year was 23.72% and 25.6% as of September 30, 2019 and December 31, 2018, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame.

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

At September 30, 2019 and December 31, 2018, Delmar’s allowance for loan losses amounted to approximately $7.1 million, or 1.1% of outstanding loans. Delmar’s provision for loan losses was $300,000 for the three months ended September 30, 2019 and the three months ended September 30, 2018. Delmar’s provision for loan losses was $900,000 for the nine months ended September 30, 2019, compared to $825,000 for the nine months ended September 30, 2018.

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

The following table illustrates Delmar’s past due and nonaccrual loans at September 30, 2019 and December 31, 2018:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At September 30, 2019 and December 31, 2018

	30 - 89 Days	Greater than 90 Days	Total
September 30, 2019	Past Due	Past Due	Past Due	NonAccrual
Other Real Estate Secured	$569	$2,005	$2,574	$2,806
1-4 Family Residential	2,315	616	2,931	2,107
Other	178	—	178	214
TOTAL	$3,062	$2,621	$5,683	$5,127

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2018	Past Due	Past Due	Past Due	NonAccrual
Other Real Estate Secured	$2,618	$3,129	$5,747	$4,423
1-4 Family Residential	1,675	1,722	3,397	4,547
Other	1,068	268	1,336	178
TOTAL	$5,361	$5,119	$10,480	$9,148

Nonaccrual loans decreased $4.0 million over the nine months ended September 30, 2019 to $5.1 million. There were two relationships with combined aggregate balances of $3.2 million that were paid off during the first three quarters of 2019.  Charge-offs of remaining balances on these two relationships totaled approximately $200,000.   One loan with a balance of approximately $400,000, reduced by a charge-off of $190,000, was reclassed into other real estate owned.  Management believes these relationships were adequately reserved at September 30, 2019 and December 31, 2018. Restructured loans must have six months of continuous contractual payments to return to accrual status. Restructured loans not past due or nonaccrual at September 30, 2019 and December 31, 2018 amounted to $8.4 million and $11.1 million, respectively. Total restructured loans decreased $7.0 million from December 31, 2018 to September 30, 2019. Approximately $3.8 million of this decrease related to loans that were on nonaccrual at December 31, 2018 that were paid off during the first nine months of 2019.  In addition, there was one relationship with aggregate balances of $2.7 million that paid off during the second quarter of 2019.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at September 30, 2019 and December 31, 2018 were $8.8 million and $13.4 million, respectively. Delmar’s ratio of nonperforming assets to total assets was 1.1% at September 30, 2019 and 1.8% at December 31, 2018. Nonperforming assets at December 31, 2018 included five loan relationships acquired in the Liberty transaction which are carried at fair value and against which no additional reserves have been established. During the first nine months of 2019 two of these relatioships had paid off, leaving three relationships with aggregrate balances of $810,000, which are net of remaining discounts of $258,000.

The following tables provide additional information on Delmar’s nonperforming assets at September 30, 2019 and December 31, 2018.

Nonperforming Assets

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
Nonperforming assets:
Nonaccrual loans	$5,127	$9,148
Loans past due 90 days or more and accruing	—	606
Total nonperforming loans (NPLs)	$5,127	$9,754
Other real estate owned (OREO)	3,641	3,660
Total nonperforming assets (NPAs)	$8,768	$13,414
Performing TDR's and TDR's 30-89 days past due	$8,583	$11,805
NPLs/Total Assets	0.65%	1.32%
NPAs/Total Assets	1.11%	1.81%
NPAs and TDRs/Total Assets	2.19%	3.41%
Allowance for loan losses/NPLs	137.59%	72.41%

Nonperforming Loans by Type

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,	December 31,
	2019	2018
Other real estate secured	$2,806	$4,761
1-4 family residential secured	2,263	4,547
Other	214	446
	$5,283	$9,754

The following table provides data related to loan balances and the allowance for loan losses for the nine months ended September 30, 2019 and the year ended December 31, 2018.

Allowance for Loan Losses Data

(Dollars in Thousands)

At September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
Average loans outstanding	$643,592	$592,528
Total loans outstanding	633,661	632,577
Total nonaccrual loans	5,127	9,148
Net loans charged off	909	814
Provision for loan losses	900	1,175
Allowance for loan losses	7,054	7,063
Allowance as a percentage of total loans	1.1%	1.1%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans	0.8%	1.4%

The following table represents the activity of the allowance for loan losses for the three and nine months ended September 30, 2019 and 2018 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Balance at beginning of period	$7,066	$7,096	$7,063	$6,703
Charge-offs
Other real estate secured	—	(143)	(421)	(347)
1 - 4 family residential secured	—	—	(198)	(52)
Other	(454)	(84)	(632)	(202)
Total	(454)	(227)	(1,251)	(601)
Recoveries
Other real estate secured	84	9	97	77
1 - 4 family residential secured	24	19	165	143
Other	34	28	80	78
Total	142	56	342	298
Provision	300	300	900	825
Balance at end of period	7,054	7,225	7,054	7,225

The following table provides information related to the allocation of the allowance for loan losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Loan Losses

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

	September 30,			December 31,
	2019			2018
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Other real estate secured	$425,329	$4,393	67%	$425,474	$4,276	67%
1-4 family residential secured	143,186	1,461	23%	145,967	1,643	23%
Other	65,146	741	10%	61,135	654	10%
Unallocated	—	459	—%	—	490	—%
	$633,661	$7,054	100%	$632,576	$7,063	100%

Noninterest Income and Expense

Noninterest Income. Delmar’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income and investment fees and commissions.

Noninterest income during the three months ended September 30, 2019 was $1.1 million, compared to noninterest income during the three months ended September 30, 2018 of $783,000, an increase of $348,000, or 44.4%.  Noninterest income during the nine months ended September 30, 2019 was $2.7 million, compared to noninterest income during the nine months ended September 30, 2018 of $2.3 million, an increase of $398,000, or 17.1%. This increase was primarily attributable to gains on securities that were called during 2019 of $97,000 and approximately $239,000 in gains on purchased credit impaired loans during the three month and nine month periods ending September 30, 2019.

Noninterest expense during the three months ended September 30, 2019 was $5.5 million, compared to noninterest expense during the three months ended September 30, 2018 of $5.2 million.  This was an increase of $338,000, or 6.5%.  Noninterest expense for the nine months ended September 30, 2019 was $16.6 million, which was an increase of $238,000, or 1.5%, from the nine months ended September 30, 2018 expenses of $16.3 million. Other expenses decreased by $271,000 during the first nine months of 2019 as compared to the first nine months of 2018.  This decrease was mainly due to a decrease in bank acquisition costs, conversion costs, and legal fees related to the acquisition of Liberty Bell Bank expensed during the first nine months of 2018.  This decrease was offset by increases in salaries and employee benefits and premises and equipment, which reflect a full nine months of expenditures for Liberty Bell Bank employees and facilities in 2019 as compared to 2018.

Income Taxes

During the three month period ended September 30, 2019, Delmar recorded $810,000 in the provision for income taxes, compared to $592,000 for the same period in 2018.  During the nine month period ended September 30, 2019, Delmar recorded $2.2 million in the provision for income taxes, compared to $1.5 million for the same period in 2018.  The provision for income taxes approximated 31.2% and 23.9% of income before taxes for the three month period ended September 30, 2019 and 2018, respectively. The provision for income taxes approximated 30.5% and 27.3% of income before taxes for the nine months ended September 30, 2019 and 2018, respectively.

The fair value of the deferred tax asset acquired in the Liberty transaction was $4.3 million, of which $3.4 million related to federal net operating loss carryforwards Delmar could use against future federal tax liabilities. At December 31, 2018 the value of the deferred tax asset related to total net operating loss carryforwards was $1.9 million.

The value of the deferred tax asset related to total net operating loss carryforwards was estimated at $233,000 as of September 30, 2019.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of Delmar’s goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $643.6 million and $592.5 million during the nine months ended September 30, 2019 and the year ended December 31, 2018, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of September 30, 2019 and December 31, 2018

	September 30,	December 31,
	2019	2018
Other real estate secured	$425,737	$426,221
1‑4 Family residential secured	143,280	146,303
Other	65,312	61,379
	$634,329	$633,903
Less: Unamortized discounts on acquired loans	(668)	(1,327)
Less: Allowance for loan losses	(7,054)	(7,063)
	$626,607	$625,513

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of Delmar’s loan portfolio at September 30, 2019 and December 31, 2018. The amounts shown do not include unamortized discount balances.

Loan Maturities and Interest Rate Sensitivity

At September 30, 2019 and December 31, 2018

(Dollars in thousands)

		Between
	One Year	One and	After
September 30, 2019	or Less	Five Years	Five Years	Total
Other real estate secured	$133,867	$260,436	$31,434	$425,737
1-4 family residential secured	60,434	63,221	19,625	143,280
Other	39,561	19,491	6,260	65,312
Total loans receivable	$233,862	$343,148	$57,319	$634,329
Fixed-rate loans	$130,015	$294,577	$24,880	$449,472
Floating-rate loans	103,847	48,571	32,439	184,857
	$233,862	$343,148	$57,319	$634,329

		Between
	One Year	One and	After
December 31, 2018	or Less	Five Years	Five Years	Total
Other real estate secured	$125,066	$266,166	$34,989	$426,221
1-4 family residential secured	62,673	61,785	21,845	146,303
Other	37,485	19,670	4,224	61,379
Total loans receivable	$225,224	$347,621	$61,058	$633,903
Fixed-rate loans	$122,730	$294,447	$27,051	$444,228
Floating-rate loans	102,494	53,174	34,007	189,675
	$225,224	$347,621	$61,058	$633,903

At September 30, 2019 other real estate secured loans included $164.8 million of owner-occupied non-farm, non-residential loans, and $152.1 million of other non-farm, non-residential loans, which is 38.7% and 35.8% of other real estate secured loans, respectively. The other real estate secured category also included $38.3 million of construction and land development loans and $18.0 million of multi-family residential loans at September 30, 2019. These balances represent an increase at September 30, 2019 of $10.0 million and $1.5 million, or 6.5% and 1.0%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively, during the nine months ended September 30, 2019. Construction and land development loans decreased during the nine month period ended September 30, 2019 by $6.0 million, or 13.5%, while multi-family residential decreased approximately $1.2 million, or 6.4% from $18.9 million at the end of 2018. Commercial real estate loans, not including owner occupied real estate loans, were 304.6% of risk based capital at September 30, 2019, as compared to 340.0% at December 31, 2018. This decrease was mainly due to accelerated paydowns of loan balances during the third quarter.  Construction loans were 84.7% of risk based capital at September 30, 2019, as compared to 103.0% at December 31, 2018.  The Bank had a number of large contruction projects that paid off during the third quarter of 2019.

At September 30, 2019 1-4 family residential secured loans included home equity revolving loans of $20.7 million and closed end 1-4 family residential loans of $122.5 million.  Home equity revolving loans decreased approximately $131,000 or 0.6% during the nine month period ending September 30, 2019, while closed end 1-4 family residential loans decreased $2.7 million or 2.1%. At September 30, 2019 other loans included $62.6 million of commercial and industrial loans, an increase of approximately $4.4 million or 7.6% over the nine month period ending September 30, 2019.

Investment Securities.  The investment securities portfolio is a significant component of Delmar’s total earning assets.  Total securities averaged $56.5 million during the nine months ended September 30, 2019, which represents 7.9% of average earning assets for the period. Total securities averaged $55.4 million during the year ended December 31, 2018, which represents 8.1% of average earning assets for the year ended December 31, 2018. The fair value of investments acquired in the Liberty transaction was $7.6 million, of which approximately $3.7 million still remains at September 30, 2019.

Delmar classifies all its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholder’s equity (accumulated other comprehensive income), net of deferred taxes.  At September 30, 2019, available for sale investment securities totaled $55.9 million, an increase of $4.6 million over the December 31, 2018 balance of $51.3 million. Delmar attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as Delmar focuses on growing its loan portfolio. Delmar primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At September 30, 2019 and December 31, 2018 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by Delmar had a book or fair value exceeding 10% of Delmar’s shareholders’ equity.

The following table summarizes the amortized cost and fair value of securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of September 30, 2019 and December 31, 2018

	September 30, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$8,184	14.9%	$187	$8	$8,363
Obligations of States and political subdivisions	24,636	44.8%	725	29	25,332
Mortgage-backed securities	20,665	37.6%	120	78	20,707
Equity securities	1,500	2.7%	—	48	1,452
	$54,985	100.0%	$1,032	$163	$55,854

	December 31, 2018
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	18.1%	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	40.9%	139	426	21,096
Mortgage-backed securities	19,942	38.1%	15	553	19,404
Equity securities	1,500	2.9%	—	120	1,380
	$52,294	100.0%	$201	$1,195	$51,300

In addition, Delmar holds stock in various correspondent banks. The balance of these securities was $4.5 million at September 30, 2019 and $4.3 million at December 31, 2018, an increase of $143,000 for the nine months ended September 30, 2019.

Deposits

Deposits. Average total deposits increased $42.8 million, or 7.2%, over the nine month period ending September 30, 2019.  Total deposits at September 30, 2019 were $660.4 million, an increase of $45.5 million or 7.4% over December 31, 2018 balances.  At September 30, 2019, noninterest bearing deposits balances were $203.0 million, an increase of $17.5 million, or 9.4% from the end of 2018.

The following table sets forth the deposits of Delmar by category for the period indicated:

Deposits by Category

As of September 30, 2019 and December 31, 2018

(Dollars in Thousands)

	September 30,	Percentage	December 31,	Percentage
	2019	of Deposits	2018	of Deposits
Noninterest bearing deposits	$202,983	30.74%	$185,476	30.16%
Interest bearing deposits:
Money market, NOW, and savings accounts	180,860	27.39%	178,430	29.02%
Certificates of deposit, $100,000 or more	127,998	19.38%	115,030	18.71%
Other certificates of deposit	148,560	22.50%	135,990	22.11%
Total interest bearing deposits	457,418	69.26%	429,450	69.84%
Total	$660,401	100.00%	$614,926	100.00%

Delmar’s loan-to-deposit ratio decreased over the nine months ended September 30, 2019 to 96.1% from 103.0% at December 31, 2018.  Core deposits, which exclude time deposits of $250,000 or more, provide a relatively stable funding source for Delmar’s loan portfolio and other earning assets. Delmar’s core deposits increased to $575.4 million at September 30, 2019. Management anticipates that a stable base of deposits will be Delmar’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.  Delmar held $37.7 million in brokered deposits at September 30, 2019, compared to $41.0 at December 31, 2018.

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

September 30,
2019
Three months or less	$36,737
Over three months through six months	35,441
Over six months through twelve months	98,451
Over twelve months	105,929
Total	$276,558

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit of greater than $100,000 or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100,000

(Dollars in Thousands)

September 30,
2019
Three months or less	$20,598
Over three months through six months	12,002
Over six months through twelve months	51,907
Over twelve months	43,491
Total	$127,998

Borrowed Funds

Borrowed funds consist of advances from the Federal Home Loan Bank (‘‘FHLB’’) at September 30, 2019 and December 31, 2018.  At September 30, 2019 long-term advances from the FHLB totaled $49.0 million compared to $43.5 million at December 31, 2018.  At December 31, 2018, Delmar had short-term advances from the FHLB $7.0 million. At September 30, 2019 there were no outstanding short-term balances with the FHLB.  Delmar is required to hold a certain level of FHLB stock in relation to outstanding advance balances.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At September 30, 2019 and December 31, 2018

(Dollars in Thousands)

September 30,		December 31,
2019		2018
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
3,249	2.65%	1,389	1.76%

Delmar also has two subordinated notes, having an aggregate principal amount of $6.5 million.  For additional information on these subordinated notes, please refer to Note 4 of the unaudited consolidated financial statements for the period ended September 30, 2019.

Capital

September 30, 2019 stockholder’s equity was $71.6 million, an increase of $5.6 million, or 8.4% from the end of the prior year.  This increase during the first nine months of 2019 was due to retained income earned during the period, net of dividends paid during the period, in addition to a decrease of $1.4 million in the accumulated other comprehensive loss, net of deferred tax benefits, on securities available for sale.  At September 30, 2019, Delmar had an accumulated other comprehensive gain, net of deferred taxes, of $638,000, compared to an accumulated other comprehensive loss, net of deferred tax benefits, of $731,000 at December 31, 2018.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of September 30, 2019 and December 31, 2018 for Delmarva and Delmar under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2019 and December 31, 2018 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A more in depth discussion of regulatory capital requirements is included in Note 9 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Capital Components

Capital Components

At September 30, 2019 and December 31, 2018

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2019
Total Capital Ratio
Delmar Bancorp	$78,392	12.6%	$65,525	10.5%	$—	N/A
The Bank of Delmarva	77,192	12.4%	65,469	10.5%	62,351	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	64,573	10.3%	53,044	8.5%	—	N/A
The Bank of Delmarva	69,873	11.2%	52,999	8.5%	49,881	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	64,573	10.3%	43,683	7.0%	—	N/A
The Bank of Delmarva	69,873	11.2%	43,646	7.0%	40,528	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	64,573	8.3%	31,052	4.0%	—	N/A
The Bank of Delmarva	69,873	9.0%	31,052	4.0%	38,814	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Liquidity Management

Liquidity management involves monitoring Delmar’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Delmar’s market area. Delmar’s Federal Funds Sold position averaged $5.6 million during the period ended September 30, 2019 and totaled $15.5 million at September 30, 2019, as compared to an average of $6.0 million during the year ended December 31, 2018 and a year-end position of $1.3 million at December 31, 2018.  Delmar has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral.  At September 30, 2019, advances available totaled approximately $192.4 million of which $49.0 million had been drawn, or used for letters of credit.   At December 31, 2018, advances available totaled approximately $184.5 million of which $50.5 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of Delmar and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

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

At September 30, 2019 Delmar’s asset/liability position was asset sensitive based on its interest rate sensitivity model. Delmar’s net interest income would increase by 6.3% in an up 100 basis point scenario and would increase by 25.0% in an up 400 basis point scenario over a one-year timeframe as of September 30, 2019. Delmar’s net interest income would decrease by 8.9% in down 100 basis point scenario and would decrease by 25.4% in a down 400 basis point scenario over a one-year timeframe as of September 30, 2019. In the two-year horizon, Delmar’s net interest income would increase by 7.3% in an up 100 basis point scenario and would decrease by 11.3% in a down 100 basis point scenario, and would increase by 29.0% in an up 400 basis point scenario at September 30, 2019 and decrease by 33.9% in a down 400 basis point scenario. At September 30, 2019 all interest rate risk stress test measures related to net interest income were within Delmar’s board policy established limits in each of the rate scenarios.

Additional information on Delmar’s interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of September 30, 2019 can be found below.

Interest Rate Risk in Earning (Net Interest Income)
September 30, 2019
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	24.97%
+300	18.76%
+200	12.57%
+100	6.32%
−100	(8.90)%
−200	(18.46)%
−300	(23.05)%
−400	(25.41)%

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

The interest rate risk to capital at September 30, 2019 is shown below and reflects that Delmar’s market value of capital is in an asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital.

Interest Rate Risk to Capital
September 30, 2019
Change in interest rates (basis	Percentage change in
points)	market value
+400	31.87%
+300	24.91%
+200	17.50%
+100	9.23%
−100	(11.88)%
−200	(21.85)%
−300	(12.27)%
−400	(1.47)%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 15 of the unaudited consolidated financial statements for the nine months ended September 30, 2019 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Part 1, Item 2, of this report under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the

Securities Exchange Act of 1934.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rule 15d-15(f) that occurred during the third quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBIT

2.1	Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Delmar Bancorp and Virigina Partners Bank (1)
3.1	Articles of Incorporation of Delmar Bancorp, with amendments thereto (2)
3.2	Bylaws of Delmar Bancorp
4.1	Specimen Certificate for Common Stock (3)
10.1	Employment Agreement dated as of December 13, 2015 between John W. Breda and The Bank of Delmarva (4)
10.2	Noncompete Agreement dated as of January 27, 2017 between the Bank of Delmarva and Edward M. Thomas (5)
10.3	Delmar Bancorp 2014 Stock Plan (6)
10.4	Delmar Bancorp 2004 Stock Plan (7)
10.5	Liberty Bell Bank 2004 Incentive Stock Option Plan (8)
10.6	Liberty Bell Bank Non-Qualified Stock Option Plan (9)
10.7	Employment Agreement dated March 24, 2019 between Elizabeth Eicher and The Bank of Delmarva (10)
21	Subsidiaries of the Registrant (11)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.

(2)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(3)	Incorporated by reference to Exhibit 3 to Delmar’s Form 1-A filed on November 22, 2017.
(4)	Incorporated by reference to Exhibit 6.1 to Delmar’s Form 1-A filed on November 22, 2017.
(5)	Incorporated by reference to Exhibit 6.2 to Delmar’s Form 1-A filed on November 22, 2017.
(6)	Incorporated by reference to Exhibit 6.3 to Delmar’s Form 1-A filed on November 22, 2017.
(7)	Incorporated by reference to Exhibit 6.4 to Delmar’s Form 1-A filed on November 22, 2017.
(8)	Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(9)	Incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(10)	Incorporated by reference to Exhibit 10.11 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(11)	Incorporated by reference to Exhibit 21 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delmar Bancorp (Registrant)

Date: November 7, 2019	By: /s/ John W. Breda John W. Breda President and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2019	By: /s/ Elizabeth Eicher Holland Elizabeth Eicher Holland Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)