Form 10-K
period 2019-12-31
DELMAR BANCORP
filed 2020-03-27
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019.

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 033-21202

Delmar Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52‑1559535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2245 Northwood Drive, Salisbury, Maryland	21801
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (410)‑548‑1100

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

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

As of June 28, 2019, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $42,679,746 based on the closing price of $7.60 per share on the OTCQX market on that date.

As of March 27, 2020, there were 17,807,639 shares outstanding of the registrant’s common stock, $0.01 par value..

Documents Incorporated by Reference:

None.

PART I

Item 1. Business.

General Information

Delmar Bancorp. Delmar Bancorp (“Delmar”) is a Maryland chartered corporation and a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Delmar holds all of the issued and outstanding shares of common stock of The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners” and, together with Delmarva, the “Affiliate Banks”). Delmar was incorporated on January 6, 1988 under the general corporation law of Maryland for the purpose of becoming a bank holding company for Delmarva. Partners is a commercial bank which was organized under the laws of the Commonwealth of Virginia and commenced regular operations on July 8, 2008. Delmar acquired Partners on November 15, 2019 through an exchange of shares in an all-stock transaction (the “Share Exchange”) pursuant to which each share of Partners common stock was exchanged for 1.7179 shares of Delmar common stock.  Options and warrants to acquire Partners common stock were assumed by Delmar and converted into options and warrants to acquire shares of Delmar common stock.

Delmar has no direct subsidiaries other than Delmarva and Partners. The principal executive office of Delmar is located at 2245 Northwood Drive, Salisbury, Maryland 21801.

Since commencing operations, Delmar’s business has consisted primarily of managing and supervising Delmarva and its principal source of income has been revenues generated by Delmarva. Delmar anticipates that going forward its business will continue to consist primarily of managing and supervising the Affiliate Banks and that its principal source of income will be revenues generated by the Affiliate Banks.

Delmar provides various services to the Affiliate Banks which include, but are not limited to, management assistance, internal auditing services, compliance management, financial reporting and training, and vendor management support.

The Bank of Delmarva. Delmarva, a community oriented financial institution, was established in Maryland in 1896, reorganized as a national bank in 1996, and reorganized as a Delaware state chartered bank in 2003. Delmarva provides a broad range of commercial and consumer banking services to individuals, small and medium-sized businesses and professionals in Southern New Jersey and the eastern shore regions of Maryland and Delaware, including Sussex County, Delaware, Wicomico County, Maryland and Worcester County, Maryland. Delmarva currently operates 14 full service banking offices, located in Delmar, Salisbury and Ocean City, Maryland and Laurel, Dagsboro Rehoboth, Delaware, and Cherry Hill, Evesham and Moorestown, New Jersey, along with 16 automated teller machines (“ATMs”). In March 2018, Delmar completed its acquisition of Liberty Bell Bank through a merger with Delmarva, with Delmarva being the surviving entity. Through the merger, Delmarva gained the branches in Cherry Hill, Evesham and Moorestown, New Jersey, which are operated under the name Liberty Bell Bank, a Division of The Bank of Delmarva. Delmarva’s main office is located at 910 Norman Eskridge Highway, Seaford, Delaware.

Delmarva has five consolidated subsidiaries, three of which are wholly owned, organized to hold foreclosed real estate.

Virginia Partners Bank. Partners is headquartered in Fredericksburg, Virginia, which is also the location of an operations center. Partners has three branches in Fredericksburg, Virginia. In Maryland, Partners trades under the name Maryland Partners Bank (a division of Virginia Partners Bank), and operates a full service branch and commercial banking office in La Plata, Maryland and a Loan Production Office in Annapolis, Maryland. Partners engages in the general banking business and provides financial services to the communities in and around the Greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia), and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County).

Partners has two wholly owned subsidiaries and one majority owned subsidiary. Bear Holdings, Inc. was established in 2011 for the purpose of holding properties acquired through foreclosure that are classified as other real estate owned. In 2012, 410 William Street, LLC was formed for the purpose of acquiring and holding an interest in the property at 410 William Street, which houses one of Partners’ four branches, including the executive offices. On January 1, 2018, Partners acquired a 51% ownership interest in Johnson Mortgage Company, LLC (“JMC”), which is a residential mortgage company headquartered in Newport News, Virginia, with branch offices in Fredericksburg and Williamsburg, Virginia. JMC is engaged in the mortgage banking business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. The financial position and operating results of these subsidiaries are included in Partners consolidated financial statements. For JMC, Partners reflects the issued and outstanding interest not held by Partners in its consolidated financial statements as noncontrolling interest.

Business Strategy

Delmar is a multi-bank holding company, whose wholly-owned subsidiaries are The Bank of Delmarva and Virginia Partners Bank.  Combined, these banks make Delmar a $1.2 billion company, serving customers from southern New Jersey and Delaware, into Maryland and Virginia.

As member banks of the "Affiliate Bank" model, Delmar’s Affiliate Banks employ hundreds of people and invest millions of dollars into their local economies. Ultimately, Delmar’s community banks put families into homes, send kids to college, and provide critical financial support to allow "Main Street businesses" to prosper.

The Affiliate Bank model offers other community banks the best of both worlds: keep what is best about community banking, while enjoying the benefits of a larger, stronger parent company with better access to technology and  capital, and improved shareholder liquidity. Affiliate banks keep their own charters, names, boards, and management. Affiliate bank customers experience better service through the combined branch network of the affiliates and the larger lending capacity created by the affiliation.

It is a strategic goal of Delmar to add additional affiliate banks to the Company, to create a connected marketplace in the greater mid-Atlantic region.

Products and Services

Each Affiliate Bank is a full service community bank, and offers a comprehensive array of deposit products, loan services, and other services to its customers, filling both retail and commercial needs. These products and services include:

Deposit Services
• Time Deposit Accounts	• Free Personal Checking Accounts
• Business Checking Accounts	• NOW Accounts
• Tiered Money Market Accounts	• IRA Accounts
• Statement Savings Accounts	• Remote Deposit Capture
• Cash Management Accounts and Services	• Mobile Deposit Services
Loan Services
• Lines of Credit	• Equipment Loans
• Commercial Real Estate Loans	• Letters of Credit
• Small Business Administration Loans	• Home Equity Loans
• Term Loans	• US Department of Agriculture Loans
• Business Credit Cards	• New and Used Car Loans
• Mobile Home, Boats, RV and Motorcycle Loans	• Unsecured Consumer Loans
• Purchase and Refinance Mortgage Loans	• Construction/Permanent Mortgage Loans
• Bridge Loans	• Lot Loans
Other Services
• Phone Banking	• Mobile Banking App
• Cash Management/Sweep/Zero Balance/ACH Origination/Cash Concentration/Payroll Direct Deposit	• Internet Banking and Online Bill Payment
• Full Service ATMs	• Merchant Services
• External Transfers	• Cash Advance Service
• ATM/Debit Cards	• Surcharge Free ATM Network Access

Market Area and Deposit Share

Delmarva’s primary market area consists of Sussex County, Delaware, Wicomico County, Maryland, Worcester County, Maryland, Camden County, New Jersey and Burlington County, New Jersey and contiguous counties in Maryland, Delaware and New Jersey. As of June 30, 2019, Delmarva had the third highest level of deposits of banks active in the Salisbury MD-DE MSA, excluding a large credit card bank which reports all of its deposits in the market. Delmarva’s market share in the Philadelphia—Camden—Wilmington, Pennsylvania, New Jersey, Delaware, Maryland is less than 0.1%.

In Greater Fredericksburg, Partners has two offices in the City of Fredericksburg (including Partners’ headquarters) and one office in Spotsylvania County. In Maryland, Partners has a full service branch and commercial lending office in La Plata, Maryland, and a Loan Production Office in Annapolis, Maryland. All branch locations have drive-thru facilities and ATMs. JMC has locations in Newport News, Williamsburg, and Spotsylvania, Virginia. The Spotsylvania office is co-located with a branch of Partners.

Partners has two distinct market areas for commercial banking: Greater Fredericksburg (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia); and, Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County). The markets for JMC include the Newport News/Williamsburg, Virginia markets, and Greater Fredericksburg.

The Washington-Arlington-Alexandria, DC-VA-MD-WV MSA, where all of Partners branches are located, had a combined deposit market of $261 billion as of June 30, 2019. Partners was ranked 37th out of 75 financial institutions, with total deposits of $334 million as of June 30, 2019. In Fredericksburg City, Virginia, Partners was ranked 3rd, with a 17.76% market share, as of June 30, 2019. In Spotsylvania County, Virginia, Partners was ranked 8th, with a 2.76% market share, as of June 30, 2019. In Charles County, Maryland, Partners was ranked 10th, with a 2.28% market share, as of June 30, 2019.

Competition

Both Delmarva and Partners face significant competition for the attraction of deposits and the origination of loans from other community banks and larger banks with regional or national footprints.  The Affiliate Banks also face competition from other financial services companies such as brokerage firms, credit unions and insurance companies, mortgage companies, insurance companies and nonbank and online depositories and lenders. Larger bank competitors may have many offices operating over a wide geographic area. Among the advantages such large banks have over Delmarva and Partners is their ability to finance wide-ranging advertising campaigns, and by virtue of their greater total capitalization, to have substantially higher lending limits than Delmarva and Partners. Factors such as interest rates offered, the number and location of branches and the types of products offered, as well as the reputation of the institution, affect competition for deposits and loans.

Both Delmarva and Partners differentiate themselves from their competitors through superior customer service and responsiveness with accountability to a local management team, board of directors and advisory board. Delmar believes that its multi-bank model permits its Affiliate Banks to maintain their character as community banks and the close relationships they maintain with their customers and communities, while affiliating with a larger organization that can provide more sophisticated technology and products, access to capital and support and guidance from partnered institutions.

Risk Management

Delmar believes that effective risk management is of primary importance. Risk management refers to the activities by which Delmar identifies, measures, monitors, evaluates and manages the risks its faces in the course of its banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. Delmar’s and the Affiliate Banks’ boards of directors and management teams have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and infrastructure capable of addressing the evolving risks Delmar faces, as well as the changing regulatory and compliance landscape. Delmar’s risk management approach employs comprehensive policies and processes to establish robust governance. Delmar believes a disciplined and conservative underwriting approach has been the key to its strong asset quality.

The lending activities in which the Affiliate Banks engage carry the risk that the borrowers will be unable to perform on their obligations. As such, interest rate policies of the Federal Reserve and general economic conditions, nationally and in Delmarva’s and Partners’ market areas, could have a significant impact on Delmarva’s and Partners’ results of operations, respectively. To the extent that economic conditions deteriorate, business and individual borrowers may be less able to meet their obligations in full, in a timely manner, resulting in decreased earnings or losses. Economic conditions may also adversely affect the value and liquidity of property pledged as security for loans.

Through its Affiliate Banks, Delmar’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations. The Affiliate Bank’s management, lending officers and credit administration team emphasize a strong risk management culture supported by comprehensive policies and procedures for credit underwriting, funding and administration that the Affiliate Banks believe have enabled them to maintain sound asset quality. The underwriting methodology emphasizes establishing and monitoring strong overall cash flow throughout a customer’s business operations, appropriate loan-to-value ratios, full or partial guarantors when deemed necessary, and/or strong tertiary sources of re-payment. The Affiliate Banks’ tiered underwriting structure includes progressive levels of individual loan authority, concurrent authority and senior loan committee approval. The Affiliate Banks’ loan review function performs regular internal loan reviews and identifies early warning indicators to proactively monitor the loan portfolio. Asset quality is regularly reported to, and monitored by, Delmar’s board.

Each of the Affiliate Banks’ lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in its level of capital. At December 31, 2019, Delmarva had a legal lending limit of $11.8 million. At December 31, 2019, Delmarva’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $491 thousand and $126 thousand, respectively. At December 31, 2019, Partners had a legal lending limit of $7.1 million. At December 31, 2019, Partner’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $592 thousand and $104 thousand, respectively.

Concentrations of Credit Risk. Most of Delmar’s lending is conducted with businesses and individuals in eastern shore regions of Maryland and Delaware and in southern New Jersey (through Delmarva) and Fredericksburg, Virginia, Charles County, Maryland and Anne Arundel County, Maryland (through Partners). Delmar’s loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $577.3 million and constituted 57.8% of total loans as of December 31, 2019, and 1-4 family residential real estate loans, which totaled $247.0 million and constituted 24.8% of total loans as of December 31, 2019. The geographic concentration of Delmar’s loans subjects its business to the general economic conditions within that market area. The Share Exchange with Partners somewhat reduced the geographic concentration of Delmarva’s loans, but Delmarva’s current and prospective market areas are largely affected by the same general economic factors that affect Partners. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Delmar’s management believes the allowance for loan losses of each Affiliate Bank is adequate to cover probable incurred losses in the loan portfolios of each respective Affiliate Bank as of December 31, 2019.

Comprehensive risk management practices and appropriate capital levels are essential elements of a sound commercial real estate lending program. A concentration in commercial real estate adds a dimension of risk that compounds the risk inherent in individual loans. The federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Delmarva has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2019, Delmarva’s non-owner-occupied commercial real estate loan portfolio constituted 207.9% of capital and its construction, land development and land loans constituted 71.4% of capital.

Partners has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2019, Partners’ non-owner-occupied commercial real estate loan portfolio constituted 201.0% of capital and its construction, land development and land loans constituted 54.6% of capital.

Employees

As of December 31, 2019, Delmar had approximately 218 full-time equivalent employees. Delmar believes that its employee relations are good.

Supervision and Regulation

Delmar’s and the Affiliate Banks’ business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not complete, and Delmar refers you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, Delmar cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the operations of Delmar and the Affiliate Banks.

Supervision, regulation, and examination by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than shareholders.

Regulatory Reform. The financial crisis of 2008, including the downturn of global economic, financial and money markets and the threat of collapse of numerous financial institutions, and other events led to the adoption of numerous laws and regulations that apply to, and focus on, financial institutions. The most significant of these laws is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which was enacted on July 21, 2010 and, in part, was intended to implement significant structural reforms to the financial services industry.

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including Delmar and the Affiliate Banks.  Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking regulators retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

Delmar continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how Delmar and the Affiliate Banks conduct their businesses, including increased compliance costs and other adverse effects on the business, financial condition and results of operations of Delmar and the Affiliate Banks. The specific implications of the Dodd-Frank Act, the EGRRCPA, and other potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future.  Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

Delmar. Delmar is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to regulation and supervision by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, Delmar is required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may also examine Delmar and each of its subsidiaries.

The BHC Act requires approval of the Federal Reserve for, among other things, a bank holding company’s direct or indirect acquisition of control of more than 5% of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHC Act generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least five years old, the Federal Reserve may approve the acquisition.

With limited exceptions, a bank holding company is prohibited from acquiring control of any voting shares of any company which is not a bank or bank holding company and from engaging directly or indirectly in any activity other than banking or managing or controlling banks or furnishing services to or performing service for its authorized subsidiaries. A bank holding company may, however, engage in, or acquire an interest in, a company that engages in activities which the Federal Reserve has determined by order or regulation to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In making such a determination, the Federal Reserve is required to consider whether the performance of such activities can reasonably be expected to produce benefits to the public, such as convenience, increased competition or gains in efficiency, which outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest or unsound banking practices. The Federal Reserve is also empowered to differentiate between activities commenced de novo and activities commenced by the acquisition, in whole or in part, of a going concern.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to a bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to Delmar or any of its subsidiaries; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

The Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to elect to become a financial holding company, which would allow that company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. Delmar has not elected financial holding company status.

The Federal Deposit Insurance Act (the “FDIA”) and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, like Delmar, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of Delmarva and Partners.

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

As a Maryland corporation, Delmar is subject to limitations on and requirements for its activities. For example, state law restrictions include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

The Affiliate Banks. Delmarva is a Delaware chartered commercial bank which is not a member of the Federal Reserve System (a “state nonmember bank”) whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits. Delmarva is subject to regulation, supervision and regular examination by the State Bank Commissioner of the State of Delaware (the “Delaware Commissioner”) and the FDIC.

Partners is a Virginia chartered commercial bank which is a member of the Federal Reserve System (a “state member bank”) whose accounts are insured by the Deposit Insurance Fund of the FDIC up to the maximum legal limits. Partners is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “Virginia Bureau”) and the Federal Reserve.

The regulations of these various agencies govern most aspects of Delmarva’s and Partners’ businesses, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Affiliate Banks generally have been promulgated to protect depositors and the Deposit Insurance Fund, and not for the purpose of protecting shareholders. Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.

Banking is a business that depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of Delmarva’s and Partners’ earnings. Thus, the earnings and growth of both Affiliate Banks will be subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve, which regulates the supply of money through various means including open market dealings in United States government securities. The nature and timing of changes in such policies and their impact on Delmarva and Partners cannot be predicted.

Branching and Interstate Banking. The federal banking agencies are authorized to approve interstate bank merger transactions without regard to whether such transaction is prohibited by the law of any state, unless the home state of one of the banks has opted out of the interstate bank merger provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) by adopting a law after the date of enactment of the Riegle-Neal Act and prior to June 1, 1997 which applies equally to all out-of-state banks and expressly prohibits merger transactions involving out-of-state banks. Interstate acquisitions of branches are permitted only if the law of the state in which the branch is located permits such acquisitions. Such interstate bank mergers and branch acquisitions are also subject to the nationwide and statewide insured deposit concentration limitations described in the Riegle-Neal Act. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent as a bank chartered by that state would be permitted to branch.

Capital Requirements.

Basel III Capital Framework. The Federal Reserve and the FDIC have adopted rules to implement the Basel III capital framework as outlined by the Basel Committee on Banking Supervision and standards for calculating risk-weighted assets and risk-based capital measurements (collectively, the “Basel III Final Rules”) that apply to banking institutions they supervise. For the purposes of these capital rules, (i) common equity tier 1 capital (“CET1”) consists principally of common stock (including surplus) and retained earnings; (ii) Tier 1 capital consists principally of CET1 plus non-cumulative preferred stock and related surplus, and certain grandfathered cumulative preferred stocks and trust preferred securities; and (iii) Tier 2 capital consists of other capital instruments, principally qualifying subordinated debt and preferred stock, and limited amounts of an institution’s allowance for loan losses. Each regulatory capital classification is subject to certain adjustments and limitations, as implemented by the Basel III Final Rules. The Basel III Final Rules also establish risk weightings that are applied to many classes of assets held by community banks, importantly including applying higher risk weightings to certain commercial real estate loans.

The Basel III Final Rules and minimum capital ratios required to be maintained by banks were effective January 1, 2015. The Basel III Final Rules also include a requirement that banks maintain additional capital (the “capital conservation buffer”), which was phased in beginning January 1, 2016 and was fully phased in effective January 1,

2019. The Basel III Final Rules and fully phased in capital conservation buffer require banks to maintain (i) a minimum ratio of CET1 to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the minimum CET1 ratio, effectively resulting in a required ratio of CET1 to risk-weighted assets of at least 7%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (effectively resulting in a required Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of total (that is, Tier 1 plus Tier 2) capital to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (effectively resulting in a required total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4%, calculated as the ratio of Tier 1 capital to average total assets, subject to certain adjustments and limitations.

The Basel III Final Rules provide deductions from and adjustments to regulatory capital measures, primarily to CET1, including deductions and adjustments that were not applied to reduce CET1 under historical regulatory capital rules. For example, mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities must be deducted from CET1 to the extent that any one such category exceeds 10.0% of CET1 or all such categories in the aggregate exceed 15.0% of CET1.

The capital ratios described above are the minimum levels that the federal banking agencies expect. State and federal regulators have the discretion to require an institution to maintain higher capital levels based upon its concentrations of loans, the risk of its lending or other activities, the performance of its loan and investment portfolios and other factors. Failure to maintain such higher capital expectations could result in a lower composite regulatory rating, which would impact the institution’s deposit insurance premiums and could affect its ability to borrow and costs of borrowing, and could result in additional or more severe enforcement actions. In respect of institutions with high concentrations of loans in areas deemed to be higher risk, or during periods of significant economic stress, regulators may require an institution to maintain a higher level of capital, and/or to maintain more stringent risk management measures, than those required by these regulations.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as either of the Affiliate Banks or Delmar. On October 29, 2019, the federal banking agencies  issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. A bank that elects the CBLRF and has a leverage ratio greater than 9.0% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8.0% (a bank will be deemed “well capitalized” during the grace period).  The CBLRF will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable).

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the Securities and Exchange Commission (the “SEC”) (subject to certain exceptions). The Federal Reserve may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, Delmar expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Affiliate Banks remains subject to the regulatory capital requirements described above.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2019, both Affiliate Banks were considered “well capitalized.”

Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. In addition, the FDIC could terminate the institution’s deposit insurance if it determines that the institution’s financial condition is unsafe or unsound or that the institution engaged in unsafe or unsound practices that violated an applicable rule, regulation, order or condition enacted or imposed by the institution’s regulators.

As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. The Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect Delmar’s business and results of operations.

Community Reinvestment Act. The Community Reinvestment Act (the “CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed. Additionally, banks must publicly disclose the terms of certain CRA-related agreements. These factors also are considered in evaluating share exchanges, mergers, acquisitions and applications to open a branch or facility. In their most recent CRA evaluations, each Affiliate Bank received a “Satisfactory” CRA rating.

Fair and Responsible Banking. Banks and other financial institutions are subject to numerous laws and regulations intended to promote fair and responsible banking and prohibit unlawful discrimination and unfair, deceptive or abusive practices in banking. These laws include, among others, the Dodd-Frank Act, Section 5 of the Federal Trade Commission Act, the Equal Credit Opportunity Act, and the Fair Housing Act. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers taking deposits, making loans or conducting other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, and actions by the U.S. Department of Justice and state attorneys general.

Consumer Financial Protection Bureau. The Dodd-Frank Act created the CFPB, an independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10.0 billion in assets. Smaller institutions, including Delmarva and Partners, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

The CFPB has proposed or issued a number of important rules affecting a wide range of consumer financial products. The changes resulting from the Dodd-Frank Act and CFPB rulemakings and enforcement policies may impact the profitability of our business activities, limit our ability to make, or the desirability of making, certain types of loans, require us to change our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business or profitability.

The CFPB has concentrated much of its rulemaking efforts on reforms related to residential mortgage transactions. The CFPB has issued rules related to a borrower’s ability to repay and qualified mortgage standards, mortgage servicing standards, loan originator compensation standards, requirements for high cost mortgages, appraisal and escrow standards and requirements for higher-priced mortgages. The CFPB has also issued rules establishing integrated disclosure requirements for lenders and settlement agents in connection with most closed end, real estate secured consumer loans; and rules which, among other things, expand the scope of information lenders must report in connection with mortgage and other housing-related loan applications under the Home Mortgage Disclosure Act. These rules include significant regulatory and compliance changes and are expected to have a broad impact on the financial services industry.

The rule implementing the Dodd-Frank Act requirement that lenders determine whether a consumer has the ability to repay a mortgage loan, established certain minimum requirements for creditors when making ability to pay determinations, and established certain protections from liability for mortgages meeting the definition of “qualified mortgages.” Generally, the rule applies to all consumer-purpose, closed-end loans secured by a dwelling including home-purchase loans, refinances and home equity loans—whether first or subordinate lien. The rule does not cover, among other things, home equity lines of credit or other open-end credit; temporary or “bridge” loans with a term of 12 months or less, such as a loan to finance the initial construction of a dwelling; a construction phase of 12 months or less of a construction-to-permanent loan; and business-purpose loans, even if secured by a dwelling. The rule afforded greater legal protections for lenders making qualified mortgages that are not “higher priced.” Qualified mortgages must generally satisfy detailed requirements related to product features, underwriting standards, and a points and fees requirement whereby the total points and fees on a mortgage loan cannot exceed specified amounts or percentages of the total loan amount. Mandatory features of a qualified mortgage include: (i) a loan term not exceeding 30 years; and (ii) regular periodic payments that do not result in negative amortization, deferral of principal repayment, or a balloon payment. Further, the rule clarified that qualified mortgages do not include “no-doc” loans and loans with negative amortization, interest-only payments, or balloon payments. The rule created special categories of qualified mortgages originated by certain smaller creditors. Under the EGRRCPA, most residential mortgage loans originated and held in portfolio by a bank with less than $10 billion in assets will be designated as “qualified mortgages.”  Higher-priced qualified mortgages (e.g., sub-prime loans) receive a rebuttable presumption of compliance with ability-to-repay rules, and other qualified mortgages (e.g., prime loans) are deemed to comply with the ability-to-repay rules.

FDIC Insurance. The deposits of the Affiliate Banks are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2.0% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2.0% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10.0 billion in assets).  At December 31, 2019, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10.0 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2019, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

At September 30, 2019, the reserve ratio was 1.41 percent. Banks with less than $10 billion in total consolidated assets are eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applies these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment.  The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods. Delmarva was awarded credits of $176 thousand, all of which was used to offset its DIF assessment in the third and fourth quarters of 2019; Partners was awarded credits of $94 thousand, of which $55 thousand was used to offset its DIF assessment in the third and fourth quarters of 2019

Delmar expects that the remainder of the credits will be utilized to offset the Affiliate Banks’ DIF assessments during 2020.

Concentration and Risk Guidance. The federal banking regulatory agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements. Delmarva adheres to the practices recommended in this guidance.

Additionally, the federal bank regulatory agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have: (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” In December 2019, the FDIC issued a notice of proposed rulemaking to modernize its brokered deposit regulations. At this time, it is difficult to predict what changes, if any, to the brokered deposit regulations will actually be implemented or the effect of such changes on Delmar.

USA Patriot Act. Under the USA Patriot Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The Patriot Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the Patriot Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

Bank Secrecy Act. The Bank Secrecy Act (the “BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury Department. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The regulations implementing the BSA explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).

Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

Increased Focus on Lending to Members of the Military. The federal banking agencies and the U.S. Department of Justice have recently increased their focus on financial institution compliance with the Servicemembers Civil Relief Act (the “SCRA”). The SCRA requires a bank to cap the interest rate at 6% for any loan to a member of the military who goes on active duty after taking out the loan. It also limits the actions Delmarva or Partners can take when a servicemember is in foreclosure. The EGRRCPA also adds certain protections for consumers, including veterans and active duty military personnel, expanded credit freezes and creation of an identity theft protection database.

Incentive Compensation. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal

Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as Delmar and Partners, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. At this time, Delmar cannot predict what impact, if any, the final rule will have on its operations.

Volcker Rule. The Volcker Rule under the Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds.  The EGRRCPA exempted all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of 5.0% or less of total assets, subject to certain limited exceptions. In December 2018, the federal banking agencies invited public comment on a proposal to exclude community banks from the application of the Volcker Rule. Delmar believes that its financial condition and its operations are not and will not be significantly affected by the Volcker Rule, amendments thereto, or its implementing regulations.

Call Reports and Examination Cycle. All institutions, regardless of size, submit a quarterly call report that includes data used by federal banking agencies to monitor the condition, performance, and risk profile of individual institutions and the industry as a whole. The EGRRCPA contained provisions expanding the number of regulated institutions eligible to use streamline call report forms. In November 2018, the federal banking agencies issued a proposal to permit insured depository institutions with total assets of less than $5 billion that do not engage in certain complex or international activities to file the most streamlined version of the quarterly call report, and to reduce data reportable on certain streamlined call report submissions.

In December 2018, consistent with the provisions of the EGRRCPA, the federal banking agencies jointly adopted final rules that permit banks with up to $3 billion in total assets, that received a composite CAMELS rating of “1” or “2,” and that meet certain other criteria (including not having undergone any change in control during the previous 12-month period, and not being subject to a formal enforcement proceeding or order), to qualify for an 18-month on-site examination cycle.

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies implemented stress testing requirements for certain financial institutions, including bank holding companies and state-chartered banks, with more than $10 billion in total consolidated assets. The EGRRCPA subsequently raised the asset thresholds for company-run stress testing and mandatory stress testing conducted by the Federal Reserve to $50 billion and $100 billion, respectively. Although these requirements do not apply to Delmar or Partners, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, Delmar and Partners will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

Confidentiality and Required Disclosures of Customer Information. Under the Federal Right to Privacy Act of 1978, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records, financial institutions are required to disclose their policies for collecting and protecting confidential information. The Affiliate Banks are also subject to various laws and regulations that address the privacy of nonpublic personal financial information of consumers. The GLB Act and certain regulations issued thereunder protect against the transfer and use by financial institutions of consumer nonpublic personal information. A financial institution must provide to its customers, at the beginning of the customer relationship and annually thereafter, the institution’s policies and procedures regarding the handling of customers’ nonpublic personal financial information. These privacy provisions generally prohibit a financial institution from providing a customer’s personal financial information to unaffiliated third parties unless the institution discloses to the customer that the information may be so provided and the customer is given the opportunity to opt out of such disclosure.

In August 2018, the CFPB published its final rule to update Regulation P pursuant to the amended GLB Act. Under this rule, certain qualifying financial institutions are not required to provide annual privacy notices to customers. To qualify, a financial institution must not share nonpublic personal information about customers except as described in certain statutory exceptions which do not trigger a customer’s statutory opt-out right. In addition, the financial institution must not have changed its disclosure policies and practices from those disclosed in its most recent privacy notice. The rule sets forth timing requirements for delivery of annual privacy notices in the event that a financial institution that qualified for the annual notice exemption later changes its policies or practices in such a way that it no longer qualifies for the exemption.

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of Partners, these laws and programs do not materially affect Partners’ products, services or other business activities.

Cybersecurity. The federal banking agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a financial institution’s board of directors. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial products and services.

In particular, in March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If Delmar fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, Delmar has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that Delmar could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by Delmar and its customers. If Delmar fails to meet the expectations set forth in the federal banking agencies’ regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of Delmar.

Filings with the SEC

Delmar files annual, quarterly, and current reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on Delmar’s investor relations website, http://www.bankofdelmarvahb.com/home/about-us/investor-relations, as soon as reasonably practicable after Delmar files such documents with the SEC. The information contained on Delmar’s website is not a part of this Form 10-K or of any other filing with the SEC. Delmar’s filings with the SEC are also available through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors.

Delmar’s business is influenced by many factors that are difficult to predict, involve uncertainties that may materially affect actual results and are often beyond its control. A number of these factors have been identified below. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this Annual Report on Form 10-K, please see “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to Our Business

Changes in interest rates could adversely impact Delmar’s financial condition and results of operations.

Delmar’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Delmar’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest Delmar receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) Delmar’s ability to originate loans and obtain deposits, (ii) the fair value of Delmar’s financial assets and liabilities, and (iii) the average duration of Delmar’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Delmar’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In an emergency measure aimed at blunting the economic impact of the novel coronavirus pandemic (“COVID-19”), the Federal Reserve lowered the target for the federal funds rate to a range of between 0%-0.25% on March 15, 2020. This action by the Federal Reserve followed a prior reduction of the targeted federal funds rates to a range of 1% to 1.25% on March 3, 2020.  If the Federal Reserve decreases the targeted federal funds rates further in response to the economic effects of COVID-19, overall interest rates will likely decline, which may negatively impact our net interest income. Alternatively, if the COVID-19 outbreak abates and general economic conditions improve, the Federal Reserve may determine to increase the targeted federal funds rates and overall interest rates will likely rise, which will positively impact our net interest income, but may negatively impact the housing market by reducing refinancing activity, new home purchases, commercial lending activity, and the U.S. economy.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on Delmar’s business, financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.

Delmar’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which Delmar operates, all of which are beyond Delmar’s control. In addition, geopolitical developments, international trade disputes, public health crises, such as the COVID-19 pandemic, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of economic conditions on a local, national, and global scale. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for Delmar’s products and services, among other things, any of which could have a material adverse impact on Delmar’s business, financial condition and results of operations.

If Delmar has higher loan losses than it has allowed for, Delmar’s earnings could materially decrease.

Delmar maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires Delmar to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of Delmar’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, Delmar will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on Delmar’s business, financial condition and results of operations.

Delmar’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, Maryland and the Commonwealth of Virginia.

Delmar’s success depends primarily on the general economic conditions of the States of Delaware, New Jersey and Maryland and the Commonwealth of Virginia, and the specific local markets in which Delmarva and Partners operate. Unlike larger national or other regional banks that are more geographically diversified, the Affiliate Banks have relatively compact geographic footprints. Delmarva provides banking and financial services to customers primarily in the eastern regions in Delaware and Maryland and in the Camden and Burlington counties of New Jersey. Partners serves the communities in and around the Greater Fredericksburg, Virginia area and Anne Arundel County and the three counties of Southern Maryland. The local economic conditions in these areas have a significant impact on the demand for the Affiliate Banks’ products and services, as well as the ability of the Affiliate Banks’ customers to repay loans, the value of the collateral securing the loans, and the stability of the Affiliate Banks’ deposit funding sources. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, including the on-going COVID-19 pandemic, could impact these local economic conditions and, in turn, have a material adverse effect on the Affiliate Banks’, and therefore Delmar’s, financial condition and results of operations.

Because Delmar emphasizes commercial real estate and commercial loan originations, its credit risk may increase and future downturns in the local real estate market or economy could adversely affect its earnings.

Commercial real estate and commercial loans generally have more inherent risk than residential real estate loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers. A future downturn in the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As Delmar’s commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Furthermore, it may be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above our historical experience, which could adversely affect Delmar’s future performance.

The severity and duration of a future economic downturn and the composition of Delmar’s loan portfolio could impact the level of loan charge-offs and provision for loan losses and may adversely affect Delmar’s net income or loss.

Lending money is a substantial part of Delmar’s businesses. However, every loan that Delmar makes carries a certain risk of non-payment. Delmar cannot assure that its allowance for loan losses will be sufficient to absorb actual loan losses. Delmar also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for loan losses in the future.

Although Delmar evaluates every loan that it makes against its underwriting criteria, Delmar may experience losses by reasons of factors beyond its control, including from occurrences and circumstances unrelated to the underwriting criteria applied to a particular borrower, such as the current COVID-19 outbreak, which has a high potential for negative impact on financial markets generally as well as the local markets in which we conduct business.. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of Delmar’s borrowers.

Delmar determines the adequacy of its allowance for loan losses by considering various factors, including:

• An analysis of the risk characteristics of various classifications of loans	• Previous loan loss experience

• Specific loans that would have loan loss potential	• Delinquency trends

• Estimated fair value of the underlying collateral	• Current economic conditions

• The views of their respective regulators	• Reports of internal auditors

• Reports of external auditors	• Reports of loan reviews conducted by independent organizations

• Geographic and industry loan concentrations.

Local economic conditions could impact Delmar’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities that Delmar serves. Weakness in the market areas served by Delmar could depress its earnings and, consequently, its financial condition because:

•
• Borrowers may not be able to repay their loans

• The value of the collateral securing Delmar’s loans to borrowers may decline

• The quality of Delmar’s loan portfolio may decline

Although, based on the aforementioned procedures implemented by Delmar, management believes the current allowance for loan losses is adequate, Delmar may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact Delmar’s business, financial condition and results of operations.

Changes in real estate values may adversely impact Delmar’s loans that are secured by real estate.

A significant portion of Delmar’s loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated within the local markets served by Delmarva and Partners. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, as well as other factors outside of our control such as natural disasters, geopolitical events, and public health crises (like the current COVID-19 pandemic).  If real estate prices decline, particularly in Delmar’s market area, the value of the real estate collateral securing Delmar’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on Delmar’s business, financial condition and results of operations.

Delmar’s ability to pay dividends depends primarily on receiving dividends from the Affiliate Banks, which is subject to regulatory limits on such bank’s performance.

Delmar is a bank holding company and its operations are conducted by its subsidiaries, Delmarva and Partners. Delmar’s ability to pay dividends depends on its receipt of dividends from Delmarva and Partners. Dividend payments from Delmarva and Partners are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Delmarva or Partners to pay dividends is also subject to their profitability, financial condition, capital requirements, and their respective cash flow requirements. There is no assurance that Delmarva or Partners will be able to pay dividends in the future or that Delmar will generate adequate cash flow from Delmarva and Partners to pay dividends in the future. Delmar’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

For additional information, please see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Competition from other traditional and nontraditional financial institutions and service providers may adversely affect Delmar’s profitability.

The banking business is highly competitive. Delmar competes as a financial intermediary with commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in their respective markets, as well as nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. Delmar’s profitability depends upon its continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in its market areas and others of which maintain only a virtual presence.

Many of Delmar’s competitors have substantially greater resources and lending limits than Delmar has, and offer certain services, such as extensive and established branch networks and trust services, that Delmar does not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in their respective market areas have access to borrowed funds at lower cost than will be available to Delmar. Delmar’s failure to compete effectively in its markets could restrain Delmar’s growth or cause it to lose market share, which could have a material adverse effect on Delmar’s business, financial condition and results of operations.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules adopted in July 2013 implemented higher minimum capital requirements for bank holding companies and banks. These rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6%, a minimum total risk based capital ratio of 8%, and a minimum leverage ratio of 4%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules will also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10% or greater and a leverage ratio of 5% or greater to be deemed “well-capitalized” for purposes of certain rules and prompt corrective action requirements.

The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Our regulatory capital ratios currently are in excess of the levels established for “well-capitalized” institutions. Future regulatory change could impose higher capital standards.

As a result of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies  issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”).  To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. A bank that elects the CBLRF and has a leverage ratio greater than 9.0% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below.  A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8.0% (a bank will be deemed “well capitalized” during the grace period).  The CBLRF will be available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). If Delmar, Delmarva and Partners qualify for this simplified capital regime, there can be no assurance that satisfaction of the CBLRF will provide adequate capital for their operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

The current COVID-19 pandemic is having a significant impact on financial markets, which has resulted in a volatile environment for banks and bank holding companies. As a result, there is the potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic. Any new or revised standards adopted in the future – whether in response to the COVID-19 pandemic or other events – may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. Delmar may not be able to raise additional capital at all, or on terms acceptable to it. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on Delmar’s business, financial condition and results of operations.

For additional information, please see “Supervision and Regulation” in Item 1, Business.

Delmar may need or be compelled to raise additional capital in the future which could dilute shareholders or be unavailable when needed or at unfavorable terms.

Delmar’s regulators or market conditions may require it to increase its capital levels. If Delmar raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of shareholders and may dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on Delmar’s stock price. New investors may also have rights, preferences and privileges senior to Delmar’s shareholders, which may adversely impact its shareholders. Delmar’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, Delmar cannot be assured of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If Delmar cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect Delmar’s business, financial condition, and results of operations.

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on Delmar’s operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. Delmar is subject to primary regulation and supervision by the Federal Reserve, Delmarva is subject to primary regulation and supervision by the FDIC and the Delaware Commissioner and Partners is subject to primary regulation by the Federal Reserve and the Virginia Bureau. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The Dodd-Frank Act, which imposes significant regulatory and compliance changes on financial institutions, is an example of this type of federal regulation. The laws and regulations applicable to the Affiliate Banks govern a variety of matters, including permissible types, amounts and terms of loans and investments it may make, the maximum interest rate that may be charged, the amount of reserves it must hold against deposits it takes, the types of deposits it may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of Delmar and the Affiliate Banks, transactions between Delmar and the Affiliate Banks, handling of nonpublic information, restrictions on dividends and establishment of new offices. Delmar and the Affiliate Banks must obtain approval from their regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain Delmar’s operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on Delmar’s business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including the Affiliate Banks in particular, at a competitive disadvantage compared to non-bank competitors. Delmar’s failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on Delmar’s business, financial condition and results of operations.

Bank holding companies and financial institutions currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on Delmar’s business, financial condition and results of operations.

Federal and state regulatory agencies may adopt changes to their regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require Delmar to increase its regulatory capital, and limit its ability to pursue business opportunities in an efficient manner by requiring Delmar to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, given the current economic and financial environment, including the adverse effects thereto as a result of the current COVID-19 pandemic, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts Delmar’s ability to implement its strategy and could affect Delmar in substantial and unpredictable ways, and could have a material adverse effect on Delmar’s business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of Delmar’s business differs from Delmar’s assessment, Delmar may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on Delmar’s business, financial condition and results of operations.

Litigation and regulatory actions, including possible enforcement actions, could subject Delmar to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on its business activities.

In the normal course of business, from time to time, Delmar or the Affiliate Banks may be named as a defendant in various legal actions, arising in connection with their current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, Delmar or the Affiliate Banks may in the future be subject to consent orders or other formal or informal enforcement agreements with their regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject Delmar to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices or other requirements resulting in increased expenses, diminished income and damage to their reputation. Involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in their favor, could also cause significant harm to their reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on Delmar’s business, financial condition and results of operations.

New lines of business or new products and services may subject Delmar to additional risks.

From time to time, Delmar may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, Delmar may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences, natural disasters, geopolitical events, and public health crises (such as the current COVID-19 pandemic) may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of Delmar’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on Delmar’s business, financial condition, and results of operations.

Delmar may not be able to attract and retain skilled people.

Delmar’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by Delmar can be intense, and Delmar may not be able to hire people or to retain them. The unexpected loss of services of one or more of Delmar’s key personnel could have a material adverse impact on Delmar’s business because it would no longer have the benefit of their skills, knowledge of Delmar’s markets, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel.

Delmar operates in a highly regulated environment and may be adversely affected by changes in federal, state and local laws and regulations.

Delmar and the Affiliate Banks are subject to extensive regulation, supervision and/or examination by federal and state banking authorities. Any change in applicable regulations or federal, state or local legislation could have a substantial impact on Delmar and its operations. Additional legislation and regulations that could significantly affect Delmar’s powers, authority and operations may be enacted or adopted in the future, which could have a material adverse effect on its financial condition and results of operations. Further, regulators have significant discretion and authority to prevent or remedy unsafe or unsound practices or violations of laws by banks and bank and financial holding companies in the performance of their supervisory and enforcement duties.

In particular, the current COVID-19 pandemic is ongoing, and its dynamic nature, including uncertainties relating to the ultimate geographic spread of the virus, the severity of the disease, the duration of the outbreak, and actions that may be taken by governmental authorities to contain the outbreak or to treat its impact (both economic and health-related), is not fully known at this time. The Federal Reserve has publicly stated that it is closely monitoring development of COVID-19 and its effects on the economic outlook, and would act appropriately to support the economy and the financial industry. Other federal and state regulators are likewise monitoring the effects that COVID-19 has on the financial industry and the economy.  The exercise of regulatory authority by these federal and state regulatory authorities may have a negative impact on Delmar’s business, financial condition and results of operations.

Like other bank holding companies and financial institutions, Delmar must comply with significant anti-money laundering and anti-terrorism laws. Under these laws, Delmar is required, among other things, to enforce a customer identification program and file currency transaction and suspicious activity reports with the federal government. Government agencies have substantial discretion to impose significant monetary penalties on institutions which fail to comply with these laws or make required reports. While Delmar has policies and procedures designed to prevent any such violations, there can be no assurance that such violations will not occur.

Delmar is subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect Delmar’s profitability.

The nature of Delmar’s business makes them sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how Delmar records and reports its financial condition and results of operations. In some instances, Delmar could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Recently implemented changes include requirements that Delmar record the value of and liabilities relating to operating leases on its balance sheet. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that Delmar calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, or the CECL model, which is expected to be applicable to us beginning in 2023, and may result in increases in its allowance for loan losses and future provisions for loan losses.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current accounting principles generally accepted in the United States (“GAAP”), which delays recognition until it is probable a loss has been incurred. Delmar expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Delmar cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. Accordingly, Delmar expects that the adoption of the CECL model will materially affect how it determines its allowance for loan losses, and could require it to significantly increase its allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If Delmar is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on Delmar’s business, financial condition, results of operations and stock price.

The soundness of other financial institutions may adversely affect Delmar.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. Delmar has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose Delmar to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems.  The economic volatility resulting from the current COVID-19 pandemic could, as similar events in the past have, result in similar defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. In addition, Delmar’s credit risk may be exacerbated when the collateral held by Delmar cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to Delmar. Any such losses could have a material adverse effect on Delmar’s financial condition and results of operations.

Market volatility may have materially adverse effects on Delmar’s liquidity and financial condition.

The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Moreover, the current COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries (including businesses and industries in the geographies served by our Affiliate Banks) and has caused a significant amount of market disruption and volatility. The extent of the impact of the current COVID-19 pandemic on our liquidity and financial condition will depend on certain developments, including the duration and spread of the outbreak, the impact to our customers, employees and vendors, and the impact to the financial services and banking industry and the economy as a whole – all of which are uncertain and cannot be predicted at this time. If the market disruption and volatility associated with COVID-19 continues, there can be no assurance that Delmar will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

Any future acquisitions by Delmar could dilute shareholder ownership and may cause it to become more susceptible to adverse economic events.

Delmar may use its common stock to acquire other companies. Delmar may issue additional shares of common stock to pay for future acquisitions, which would dilute current investors’ ownership interest in Delmar. Future business acquisitions could be material to Delmar, and the degree of success achieved in acquiring and integrating these businesses into Delmar could have a material effect on the value of Delmar’s common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, Delmar could become more susceptible to economic downturns and competitive pressures.

Maryland business corporation law and various anti-takeover provisions under Delmar’s articles could impede the takeover of Delmar.

Various Maryland laws affecting business corporations may have the effect of discouraging offers to acquire Delmar, even if the acquisition would be advantageous to shareholders. In addition, Delmar has various anti-takeover measures in place under its articles of incorporation and bylaws, including a staggered board of directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of Delmar without the approval of the board of directors and may prevent shareholders from taking part in a transaction in which they could realize a premium over the current market price of Delmar common stock.

If Delmar concludes that the decline in value of any of its investment securities is an other-than-temporary impairment, Delmar is required to write down the value of that security through a charge to earnings.

Delmar reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, Delmar is required to assess whether the decline is an other-than-temporary impairment. If Delmar determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless Delmar intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in Delmar’s investment portfolio or a prolonged price decline may result in Delmar’s conclusion in future periods that an impairment is other than temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other than temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

Liquidity risk could impair Delmar’s ability to fund operations and meet its obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect Delmar’s growth, business, profitability and financial condition.

Liquidity is essential to Delmar’s business. Liquidity risk is the potential that Delmar will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Delmar requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on its debt obligations as they come due and other cash commitments under both normal operations conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters, including public health crises such as the current COVID-19 pandemic. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated, adverse regulatory actions against Delmar, or changes in the liquidity needs of depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting its ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. Delmar’s inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on its business, and could result in the closure of Delmar or either of the Affiliate Banks. Delmar’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect its organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair Delmar’s ability to fund operations and meet its obligations as they become due and could have a material adverse effect on its business, financial condition and results of operations.

Delmar relies on customer deposits, advances from the Federal Home Loan Bank and brokered deposits to fund its operations. Although Delmar has historically been able to replace maturing deposits and advances if desired, including throughout the most recent recession, it may not be able to replace such funds in the future if its financial condition, the financial condition of the Federal Home Loan Bank or market conditions were to change. Federal Home Loan Bank borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

Delmar’s operations of its business, including its transactions with customers, are increasingly done via electronic means, and this has increased its risks related to cybersecurity.

Delmar relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in Delmar’s customer relationship management, general ledger, deposit, loan and other systems. While Delmar has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although Delmar maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. Delmar is exposed to the risk of cyber-attacks in the normal course of business. In addition, Delmar is exposed to cyber-attacks on vendors and merchants that affect Delmar and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. Delmar has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While Delmar maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While Delmar has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support Delmar’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

Delmar’s controls and procedures may fail or be circumvented and have a material adverse effect on its business, financial condition, and results of operations.

Management regularly reviews and updates Delmar’s internal controls, disclosure controls and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Delmar’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, financial condition, and results of operations.

Delmar is subject to environmental liability risk associated with lending activities.

A significant portion of Delmar’s loan portfolio is secured by real property. During the ordinary course of business, Delmar may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, Delmar may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require Delmar to incur substantial expense and may materially reduce the affected property’s value or limit Delmar’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase Delmar’s exposure to environmental liability. Although Delmar has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on Delmar’s financial condition and results of operations and in turn, Delmar’s financial condition, results of operations and stock price.

Delmar’s financial performance may suffer if its information technology is unable to keep pace with growth or industry developments.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Delmar’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in Delmar’s operations. Many of Delmar’s competitors have substantially greater resources to invest in technological improvements. Delmar may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Delmarva’s business and, in turn, Delmar’s business, financial condition and results of operations.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, Delmar may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. Delmar may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on Delmar’s business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as obtaining loans, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of loans, customer deposits and the related income generated from those transactions. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on Delmar’s business, financial condition and results of operations.

Severe weather, natural disasters, acts of war or terrorism, other external events, including the COVID-19 pandemic or the outbreak of another highly infectious or contagious disease, could significantly impact Delmar’s business.

The unpredictable nature of events such as severe weather, natural disasters, pandemics or other public health issues, acts of war or terrorism, other adverse external events, including the COVID-19 pandemic or the outbreak of another highly infectious or contagious disease could have a significant impact on Delmar’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to such external events, Delmar could be materially adversely affected. Third parties with which Delmar does business could also be sources of operational risk to Delmar, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish Delmar’s ability to operate its business, or result in potential liability to clients, reputational damage, and regulatory intervention, any of which could materially adversely affect Delmar. Such events could affect the stability of Delmar’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair Delmar’s liquidity, cause significant property damage, result in loss of revenue, and/or cause Delmar to incur additional expenses.

Delmar may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are wholly or partially beyond Delmar’s control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, public health crises and disease pandemics (including the current COVID-19 pandemic), damage to property or physical assets, or terrorist acts. Delmar has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. Delmar also reviews and evaluates the business continuity plans of critical third-party service providers. While Delmar believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to Delmar’s reputation, and loss or liability to Delmar.

The outbreak COVID-19, or the outbreak of another highly infectious or contagious disease, could adversely affect Delmar’s business, financial condition and results of operations.

Delmar’s business (and the business of our Affiliate Banks) is dependent upon the willingness and ability of its customers to conduct banking and other financial transactions. The spread of a highly infectious or contagious disease, such as COVID-19, could cause severe disruptions in the national economy, which could in turn disrupt the business, activities, and operations of our customers, as well our business and operations. Since the beginning of January 2020, the coronavirus outbreak has caused significant disruption in the financial markets both globally and in the U.S. The continuing spread of COVID-19 is likely to result in a significant decrease in commercial activity nationally, and may cause our customers, vendors, and counterparties to be unable to meet existing payment or other obligations to Delmar.

Moreover, the national public health crisis arising from the COVID-19 pandemic (and public expectations about it), combined with certain pre-existing factors, including, but not limited to, international trade disputes, inflation risks, and oil price volatility, could further destabilize the financial markets and geographies in which we operate.  The resulting economic pressure on consumers and uncertainty regarding the sustainability of economic improvements may result in changes in consumer and business spending, borrowing and saving habits, which may affect the demand for loans and other products and services we offer, as well as the creditworthiness of potential and current borrowers.  Borrower loan defaults that adversely affect our earnings correlate with deteriorating economic conditions (such as the unemployment rate), which, in turn, may impact our borrowers' creditworthiness and our ability to make loans.

We also could be adversely affected if our key personnel, a significant number of our employees, or our access to branch facilities and other physical offices, were to become unavailable (or curtailed) due to a widening or unresolved public health crisis arising from the current COVID-19 pandemic.  Although Delmar and our Affiliate Banks maintain business continuity plans, the continuing spread of COVID-19, or an outbreak of another highly infectious or contagious disease, could negatively impact the availability of our personnel and facilities. For example, the use of quarantines and social distancing methods to curtail the spread of COVID-19 – whether mandated by governmental authorities or recommended as a public health practice – may adversely affect our operations as key personnel, employees and customers avoid physical interaction.  The continued spread of COVID-19 (or an outbreak of a similar highly contagious disease) could also negatively impact the business and operations of third party service providers who perform critical services for our business.

As a result, if COVID-19 continues to spread or the response to contain the current COVID-19 pandemic is unsuccessful, Delmar could experience a material adverse effect on its business, financial condition, and results of operations.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact Delmar’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to Delmar’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to Delmar’s interests and/or may be inaccurate. The dissemination of information online could harm Delmar’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording Delmar an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about Delmar’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by Delmar’s customers or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage Delmar’s reputation adversely affecting customer or investor confidence.

Risks Relating to Delmar’s Common Stock

An active public market for Delmar’s common stock does not currently exist, and therefore Partners shareholders may not be able to easily sell their shares of Delmar common stock.

Delmar’s common stock is not listed on a national exchange and trades on the OTCQX market maintained by OTC Market Groups, Inc. under the symbol “DBCP.” Delmar’s common stock is thinly traded, and daily trading volume in Delmar’s common stock is low. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of Delmar’s common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which Delmar has no control. As a result, an investment in Delmar’s common stock may be relatively illiquid, and the market price for Delmar’s common stock may be volatile. While Delmar anticipates that it will apply to list its common stock on The Nasdaq Stock Market (“Nasdaq”) in the future, Delmar cannot be certain that such an application will be approved or that an active trading market will ever develop, or if one develops, that it will continue. Delmar also cannot be sure whether the trading price of its common stock in the future will be higher or lower than it is as of the filing of this Annual Report on Form 10-K.

Delmar’s stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. Delmar’s stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

• actual or anticipated variations in quarterly operating results, financial conditions or credit quality

• changes in business or economic conditions

• recommendations or research reports about Delmar, the Affiliate Banks or the financial services industry in general published by securities analysts

• changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to Delmar, the Affiliate Banks or other financial institutions

• news reports relating to trends, concerns and other issues in the financial services industry

• perceptions in the marketplace regarding Delmar or the Affiliate Banks and their competitors

• significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving Delmar, the Affiliate Banks or their competitors

• additional investments from third parties

• additions or departures of key personnel

• future sales or issuance of additional shares of stock

• fluctuations in the stock price and operating results of Delmar’s competitors

• changes or proposed changes in laws or regulations, or differing interpretations thereof affecting the businesses of Delmar or the Affiliate Banks, or enforcement of these laws or regulations

• new technology used, or services offered, by competitors

• additional investments from third parties

• geo-political conditions such as acts or threats of terrorism, public health crises and disease pandemics (including the current COVID-19 pandemic) or military conflicts

Delmar’s ownership is Concentrated in one significant shareholder.

Kenneth R. Lehman beneficially owns approximately 41.5% of Delmar’s common stock. As a result, Mr. Lehman has the ability to exercise significant control over Delmar’s business policies and affairs, such as the composition of Delmar’s board of directors and any action requiring the approval of Delmar’s shareholders, including the adoption of amendments to its articles of incorporation and the approval of a merger, share exchange or sale of substantially all of its assets. Mr. Lehman is able to vote his shares in favor of his interests that may not always coincide with the interests of the other shareholders.

For additional information, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Risks Related to Our Recent Share Exchange

Delmar may fail to achieve expected results from the share exchange if integration of the operations of Delmar and Partners is not handled successfully.

The success of the transaction depends on a smooth integration and post-share exchange operations of Delmar and Partners. Benefits of the transaction to shareholders may not be realized if the post-share exchange integration is not well executed or well received by each company’s historical customers.

Delmar may fail to realize the cost savings it expects to achieve from the share exchange.

While Delmar and Partners will continue to be separate entities following the share exchange, the success of the share exchange will depend, in part, on Delmar’s ability to realize the estimated cost savings from combining the businesses of Delmar and Partners. While Delmar believes that the cost savings estimates are achievable, it is possible that the potential cost savings could be more difficult to achieve than Delmar anticipates. If Delmar’s estimates are incorrect or it is unable to combine the businesses of Delmar and Partners successfully, the anticipated cost savings may not be realized fully or at all, or may take longer to realize than expected.

Combining the businesses of Delmar and Partners may be more difficult, costly or time-consuming than expected.

The process of integrating the businesses of Delmar and Partners could result in the loss of key employees, the disruption of each company’s ongoing business, inconsistencies in standards, controls, procedures and policies that adversely affect either company’s ability to maintain relationships with clients and employees or achieve the anticipated benefits of the share exchange, despite that both Delmar and Partners will continue to be separate entities following the share exchange. As with any affiliation of financial institutions, there also may be disruptions that cause Delmar and Partners to lose customers or cause customers to withdraw their deposits from Delmarva or Partners, or other unintended consequences that could have a material adverse effect on Delmar’s results of operations or financial condition.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

Delmar has no unresolved staff comments to report.

ITEM 2.       PROPERTIES.

Delmarva currently maintains 14 branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal Office	910 Norman Eskridge Hwy Seaford, DE 19973	Leased
Administrative Offices	2245 Northwood Drive Salisbury, MD 21801	Owned

Name	Location	Owned/Leased
Delmar Branch	9550 Ocean Highway Delmar, MD 21875	Owned
North Salisbury Branch	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
East Salisbury Branch	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Branch	921 Eastern Shore Drive Salisbury, MD 21804	Owned
Pecan Square Branch	1206 Nanticoke Road Salisbury, MD 21801	Owned
Laurel Branch	200 E. Market Street Laurel, DE 19956	Owned
Dagsboro Branch	28280 Clayton Street Dagsboro, DE 19939	Owned
Rehoboth Branch	18572 Coastal Highway Rehoboth Beach, DE 19971	Leased
North Ocean City Branch	12505 Coastal Highway Ocean City, MD 21842	Leased
West Ocean City Branch	12720 Ocean Gateway #4 Ocean City, MD 21842	Leased
Loan Production Office	19264 Miller Road, Unit A Rehoboth Beach, DE 19971	Leased
Evesham Branch	145 North Maple Avenue Marlton, NJ 08053	Leased
Cherry Hill Branch	2099 Route 70 East Cherry Hill, NJ 08003	Leased
Moorestown Branch	227 West Camden Avenue Moorestown, NJ 08057	Leased

Partners currently maintains five branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal and Executive Office	410 William Street Fredericksburg, VA 22401	Leased, from LLC in which Partners’ has a 50% interest
Salem Church Branch	4210 Plank Road Fredericksburg, VA 22407	Leased
Cowan Branch	2521 Cowan Boulevard Fredericksburg, VA 22401	Leased
La Plata Branch	115 East Charles Street La Plata, MD 20646	Leased
Annapolis Loan Production Office	2661 Riva Road, Building 1000, Suite 1035, Annapolis, MD 21404	Leased
Operations Center	520 William Street, Fredericksburg, VA 22401	Leased

All of the foregoing properties are used by Delmarva and Partners in the normal course of their businesses. Delmar believes all of these properties are in good operating condition and are adequate for Delmar’s present and anticipated future needs. Delmar maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. Delmar believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time Delmar, Delmarva and Partners are a party to various litigation matters incidental to the conduct of their respective businesses. Delmar and the Affiliate Banks are not presently party to any legal proceedings the resolution of which Delmar believes would have a material adverse effect on their respective businesses, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2020, there were 17,790,181 shares of Delmar common stock outstanding which were held by approximately 700 holders of record, which number does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

Delmar’s common stock is quoted on the OTCQX market maintained by OTC Market Groups, Inc. under the symbol “DBCP. On February 28, 2020, the closing price of Delmar’s common stock on the OTCQX was $7.85 per share. There is a limited public trading market for Delmar common stock. While Delmar anticipates that it will file an application to list its common stock on the Nasdaq stock market Delmar cannot be certain that such application will be approved or that an active trading market will ever develop, or if one develops, that it will continue.

Delmar currently pays a quarterly dividend of $0.025 per share. The most recent quarterly dividend was declared on February 5, 2020 and is payable on April 10, 2020 to holders of record as of March 30, 2020. When declaring dividends, the Board of Directors considers, among other things, the Delmar’s long-term outlook, Delmar’s financial conditions and results of operations during recent financial periods, and trends in the investment and financing markets.

There can be no assurance that future earnings will be sufficient to allow Delmar to maintain or increase the amount of the cash dividend. Substantially all of Delmar's income from which it can pay dividends is the receipt of dividends from Delmarva and Partners. The availability of dividends from the Affiliate Banks is limited by various statutes and regulations. It also is possible, depending on the financial condition of the Affiliate Banks, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound banking practice. In the event that either Delmarva or Partners is unable to pay dividends to Delmar, Delmar may not be able to pay dividends on its common stock. As of the date of filing this Annual Report on Form 10-K, Delmar has no such restrictions.

Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. At December 31, 2019, each of Delmarva and Partners could pay dividends to Delmar to the extent of its retained earnings so long as it maintained required capital ratios.

The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that Delmar may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. As depository institutions, the deposits of which are insured by the FDIC, neither Delmarva nor Partners may pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Affiliate Banks currently are not in default under any of their obligations to the FDIC.

ITEM 6.      SELECTED FINANCIAL DATA.

The following summary presents Selected Consolidated Financial Data of Delmar as of and for the periods indicated. The financial data as of and for the years ended December 31, 2019 through 2015 has been derived from Delmar's audited financial statements.

	As of or For the Year Ended December 31,
(dollars in thousands except per share data)	2019	2018	2017	2016	2015
Balance Sheet—Period End
Securities	$106,256	$51,300	$46,662	$48,345	$31,694
Loans held for sale	$3,555	$—	$—	$—	$—
Loans	$993,988	$632,576	$469,404	$430,463	$400,237
Allowance for loan losses	$7,304	$7,063	$6,703	$6,386	$7,084
Intangible assets, net	$12,764	$6,306	$—	$—	$—
Total assets	$1,252,670	$739,416	$562,260	$512,368	$483,592
Deposits	$1,006,781	$614,926	$465,457	$433,483	$412,558
Borrowings	$104,579	$56,989	$46,148	$31,806	$27,000
Total liabilities	$1,121,793	$673,428	$513,194	$466,186	$440,272
Preferred shareholders' equity	$—	$—	$—	$—	$—
Common shareholders' equity	$130,877	$65,988	$49,066	$46,182	$43,320
Total shareholders' equity	$130,877	$65,988	$49,066	$46,182	$43,320
Tangible common equity(1)	$118,113	$59,682	$49,066	$46,182	$43,320
Statement of Operations
Interest income	$39,381	$33,173	$23,327	$21,045	$20,142
Interest expense	$8,279	$5,359	$3,023	$2,966	$2,739
Provision for loan losses	$1,441	$1,175	$945	$862	$600
Noninterest income	$3,924	$3,520	$2,882	$2,797	$2,846
Noninterest expense	$25,061	$22,318	$15,612	$13,621	$13,511
Income before taxes	$8,524	$7,841	$6,629	$6,393	$6,138
Income tax expense	$2,631	$2,359	$3,215	$2,375	$2,243
Net income	$5,893	$5,482	$3,414	$4,018	$3,895
Net (income) attributable to noncontrolling interest	$(10)	$—	$—	$—	$—
Preferred dividends	$—	$—	$—	$—	$300
Preferred dividends and discount accretion	$—	$—	$—	$—	$—
Net income available to common shareholders	$5,883	$5,482	$3,414	$4,018	$3,895
Per Common Share Data
Net income, basic	$0.54	$0.57	$0.42	$0.49	$0.48
Net income, diluted	$0.54	$0.56	$0.41	$0.48	$0.47
Dividends declared	$0.10	$0.10	$0.08	$0.07	$0.01
Book value	$7.36	$6.61	$5.97	$5.62	$5.30
Tangible book value(1)	$6.64	$5.98	$5.97	$5.62	$5.30
Common shares outstanding ('000s)	17,790	9,985	8,220	8,220	8,174
Weighted average common shares outstanding ('000s)	10,925	9,691	8,220	8,210	8,137
Ratios
Net interest margin	3.98%	4.15%	4.01%	3.83%	3.92%
Efficiency ratio	70.32%	74.00%	70.19%	68.06%	68.76%
Return on average assets	0.70%	0.84%	0.64%	0.81%	0.84%
Return on average common equity	7.22%	9.53%	7.17%	8.98%	8.81%
Total capital (to risk weighted assets)	13.13%	11.81%	12.37%	12.45%	12.35%
Tier 1 capital (to risk weighted assets)	11.72%	9.56%	10.68%	11.20%	11.09%
Tier 1 capital (to average assets)	11.94%	7.97%	8.84%	9.21%	8.89%
Asset Quality
Nonaccrual loans	$4,541	$9,148	$4,487	$3,596	$4,449
Loans 90+ past due or more and still accruing	$5	$606	$1,334	$10	$—
Total nonperforming loans	$4,546	$9,754	$5,821	$3,606	$4,449
Other real estate owned	$2,417	$3,660	$3,655	$2,567	$2,956
Total nonperforming assets	$6,963	$13,414	$9,476	$6,173	$7,405
Nonperforming assets to total assets	0.56%	1.81%	1.69	1.20	1.53
Allowance for loan losses to loans	0.73%	1.12%	1.43%	1.48%	1.77%
Allowance for loan losses to nonperforming loans	160.67%	72.41%	115.15%	177.09%	159.23%
Net charge-offs	$1,200	$815	$628	$1,560	$1,702
Average loans	$685,985	$592,527	$442,259	$407,245	$396,666
Net charge‑offs to average loans	0.17%	0.14%	0.14%	0.38%	0.43%

(1)

To supplement our financial statements prepared in accordance with generally accepted accounting principles in the United States of America, or GAAP, we disclose certain non‑GAAP financial measures. Tangible common equity, a non‑GAAP financial measure, is calculated as total shareholders' equity, less other intangible assets. Tangible book value per common share, also a non‑GAAP financial measure, is calculated as tangible common equity divided by common shares outstanding. See “—Non‑GAAP Financial Measures” below for a reconciliation of tangible common equity to total shareholders' equity and of tangible book value to book value calculated in accordance with GAAP. Delmar believes this information is useful to investors because, by removing the amount of intangible assets that result from merger and acquisitions activity and amortization expense (the levels of which may vary from company to company), investors may more easily compare Delmar's capital position and return on average tangible equity to other companies in the banking industry who present similar measures.

NON‑GAAP FINANCIAL MEASURES

Some of the financial measures discussed in Delmar's selected historical financial data are “non‑GAAP financial measures.” In accordance with SEC rules, Delmar classifies a financial measure as being a non‑GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in Delmar's statements of income, balance sheets or statements of cash flows. The following unaudited reconciliation tables provide a more detailed analysis of these non‑GAAP financial measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Total shareholders' equity	$130,877	$65,988	$49,066	$46,182	$43,320
Less: Intangible assets	12,764	6,306	—	—	—
Tangible common equity	$118,113	$59,682	$49,066	$46,182	$43,320
Book value per common share	$7.36	$6.61	$5.97	$5.62	$5.30
Less: Intangible book value per common share	0.72	0.63	—	—	—
Tangible book value per common share	$6.64	$5.98	$5.97	$5.62	$5.30

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at December 31, 2019 to its financial condition at December 31, 2018 and the results of operations for the years ended December 31, 2019 and 2018. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this Annual Report on Form 10-K.

Forward-Looking Statements

Portions of this Annual Report on Form 10-K contain forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995. Statements that are not historical in nature, including statements that include the words “anticipate”, “estimate”, “should”, “expect”, “believe”, “intend”, and similar expressions, are expressions about our confidence, policies, and strategies, the adequacy of capital levels, and liquidity and are not guarantees of future performance. Such forward-looking statements involve certain risks and uncertainties, including economic conditions, competition in the geographic and business areas in which we operate, inflation, fluctuations in interest rates, legislation, and governmental regulation, as well as other factors outside of our control such as natural disasters, geopolitical events and public health crises (like the current COVID-19 pandemic). These factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Annual Report on Form 10-K including those discussed in the section entitled Item 1A. “Risk Factors.”  If one or more of the factors affecting our forward-looking information and statements proves incorrect, then our actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements contained in this report. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We will not update the forward-looking statements to reflect actual results or changes in the factors affecting the forward-looking statements. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Overview

Delmar, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners”), commercial banking corporations, engages in general commercial banking operations, with eighteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the city of Fredericksburg, Virginia, and Spotsylvania County, Virginia.

Delmar derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and investments are deposits and secondarily, borrowings. Consequently, one of the key measures of Delmar's success is the amount of net interest income, or the difference between the income on interest‑earning assets, such as loans and investments, and the expense on interest‑bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest‑earning assets and the rate paid on interest‑bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investments, Delmar earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

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

The following discussion and analysis also identifies significant factors that have affected Delmar's financial position and operating results during the periods included in the consolidated financial statements accompanying this report. You are encouraged to read this management's discussion and analysis in conjunction with the consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K, and the other statistical information included in this Form 10-K.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of Delmar's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. The accounting principles Delmar follows and the methods of applying these principles conform to GAAP and general banking industry practices. Delmar's most critical accounting policy relates to the determination of the allowance for loan losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for loan losses may be required. See “Provision and Allowance for Loan Losses” and Note 1 and Note 3 of the consolidated financial statements for the year ended December 31, 2019.

Another of Delmar's critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments. Delmar accounted for the acquisitions of Liberty and Partners in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the acquisition of Liberty and Partners, which totaled approximately $5.2 million and $4.2 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the acquisitions of Liberty and Partners, Delmar will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under Accounting Standards Update (“ASU”) 2011‑08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the acquisitions of Liberty and Partners. This assessment was performed at the end of 2019, and resulted in no impairment of goodwill. See Note 18, Note 20 and Note 21 in the consolidated financial statements for the year ended December 31, 2019 for more information related to the fair value of assets acquired in the acquisitions of Liberty and Partners, including goodwill and intangible assets.

Another critical accounting policy relates to deferred tax assets and liabilities. Delmar records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty acquisition, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income for the year ended December 31, 2019 totaled $5.9 million compared to $5.5 million for the year ended December 31, 2018, or an increase of $401 thousand. Basic earnings per share were $0.54 for the year ended December 31, 2019, as compared to $0.57 for the year ended December 31, 2018. The increase of $401 thousand in net earnings for the year ended December 31, 2019 included an increase in net interest income of $3.3 million, due mainly to the increase in loan balances. In the fourth quarter, Delmar acquired Partners, which increased loan balances by $357.1 million as of the acquisition date.  These acquired loan balances contributed $2.4 million in loan interest, including fees.  The increase of $6.2 million in interest income was partially offset by an increase in interest expense of $2.9 million.  This was attributable to a significant increase in deposit balances during the year, of which $348.6 million was due to the acquisition of Partners.  Partners deposit balances contributed an increase of $500 thousand in interest expense during the fourth quarter.  Delmarva’s deposits increased by $48.9 million, or almost 8.0% during 2019.  The increase in net interest income was reduced by an increase in noninterest expenses of $2.7 million. Noninterest expense for the year ended December 31, 2019 increased, as compared to the year ended December 31, 2018 due to an increase in salaries and employee benefits of $2.6 million. This increase was partially related to the additional expense of Partners employees during the fourth quarter, which contributed $881 thousand to expenses.  In addition, an additional $1.2 million was paid in bonuses related to the transaction with Partners during the year ended December 31, 2019.

Financial Condition

Consolidated assets totaled $1,252.7 million at December 31, 2019, a 69.4% increase as compared to $739.4 million at December 31, 2018. The fair value of the assets acquired in the Partners transaction, which closed in November 2019, was $454.2 million. The remaining increase in consolidated assets of $59.1 million, or 8.0% from December 31, 2018 to December 31, 2019, was due to increased cash balances related to organic deposit growth. Deposits totaled $1,006.8 million at December 31, 2019, an increase of 63.7% compared to $614.9 million at December 31, 2018. The fair value of deposits assumed in the Partners transaction was $348.6 million, with the remaining increase of $43.3 million or 7.0% attributable to organic growth. Non‑interest bearing demand grew $76.2 million for the year ended December 31, 2019. NOW accounts and savings and money market accounts increased from $54.5 million and $123.9 million, respectively, at December 31, 2018 to $76.9 million and $223.0 million at December 31, 2019, an increase of 41.2% and 79.9%, respectively. Time deposits of $100,000 or more increased $159.4 million for the year ended December 31, 2019 as compared to December 31, 2018. Net loans grew $361.2 million, or 57.7%, for the year ended December 31, 2019. The fair value of loans acquired in the Partners transaction was $357.1 million, with the remaining increase of $4.0 million, or 0.6%, attributable to organic growth.

Delmarva's Tier 1 leverage capital ratio was 9.1% at December 31, 2019 as compared to 8.7% at December 31, 2018. At December 31, 2019, Delmarva's Tier 1 risk‑weighted capital and total‑risk-weighted capital were 11.6% and 12.7%, respectively, as compared to Tier 1 risk‑weighted capital and total risk‑weighted capital ratios of 10.5% and 11.7%, respectively, at December 31, 2018. Partners’ Tier 1 leverage capital ratio was 10.4% at December 31, 2019, while its Tier 1 risk‑weighted capital and total risk‑weighted capital ratios were 12.4% and 12.5%, respectively, at December 31, 2019.  See “Capital” below for additional information about Delmar's, Delmarva’s and Partners’ capital ratios and requirements.

Adversely classified assets totaled $16.6 million at December 31, 2019 as compared to $18.7 million at December 31, 2018. OREO properties totaled $2.4 million at December 31, 2019 as compared to $3.7 million at

December 31, 2018. Nonaccrual loans totaled $4.5 million at December 31, 2019 as compared to $9.1 million at December 31, 2018. Nonaccrual loans as a percentage of total loans was 0.45% at December 31, 2019 and 1.4% as of December 31, 2018. There was one loan past due 90 days or more and still accruing interest at December 31, 2019 with an aggregate balance of $5 thousand, as compared to three loans greater than 90 days past due still accruing interest with a balance of $606 thousand at December 31, 2018. Adversely classified assets were 13.2% of Delmar’s total capital at December 31, 2019 compared to 28.9% at December 31, 2018. Loans classified as troubled debt restructurings (“TDRs”) totaled $10.3 million at December 31, 2019, a 42.2% decline compared to $17.8 million at December 31, 2018.

Net charge‑offs were 0.2% of average total loans for the year ended December 31, 2019 and .01% for the year ended December 31, 2018. The allowance for loan losses to total loans ratio was 0.7% at December 31, 2019, compared to 1.1% at December 31, 2018. In addition to the allowance for loan losses, there was an unamortized discount of $6.1 million related to the loans acquired in the Liberty and Partners transactions. This discount is amortized over the life of the remaining loans.

Stockholders' equity increased from $66.0 million at December 31, 2018 to approximately $130.9 million at December 31, 2019, or year over year growth of approximately 98.3%. Of this growth, $52.3 million related to the value of common stock issued to shareholders of Partners in the Partners acquisition. The remaining increase was mainly due to income earned during the year, net of dividends of $1.2 million paid to shareholders, the increase in unrealized holding losses on securities available for sale during the period, and exercise of warrants.

Summary of Return on Equity and Assets

	December 31,
	2019	2018
Yield on earning assets	5.06%	4.96%
Return on average assets	0.70%	0.84%
Return on average equity	7.22%	9.53%
Average equity to average assets	9.75%	8.84%
Tier I risk-based capital ratio/CET1 ratio (Delmarva)	11.57%	10.49%
Tier I risk-based capital ratio/CET1 ratio (Partners)	12.41%	—%
Total risk-based capital ratio (Delmarva)	12.75%	11.68%
Total risk-based capital ratio (Partners)	12.47%	—%
Leverage capital ratio (Delmarva)	9.11%	8.74%
Leverage capital ratio (Partners)	10.36%	—%

Earnings Analysis

Delmar's primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, Delmar seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, Delmar also maintains a portion of its deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as “Federal Funds Sold”) to correspondent banks. The revenue which Delmar earns (prior to deducting its overhead expenses) is essentially a function of the amount of Delmar's loans and deposits, as well as the profit margin (“interest spread”) and fee income which can be generated on these amounts.

Delmar reported net income of $5.9 million and $5.5 million for the years ended December 31, 2019 and 2018, respectively, in its audited financial statements. The following discussion should be read in conjunction with Delmar's consolidated financial statements and the notes to the consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

The following is a summary of the results of operations by Delmar for the years ended December 31, 2019 and 2018.

	Year Ended
	December 31,
	2019	2018
	(Dollars in Thousands)
Net interest income	$31,102	$27,814
Provision for loan losses	1,441	1,175
Provision for income taxes	2,631	2,359
Noninterest income	3,914	3,520
Noninterest expense	25,061	22,318
Total income	43,295	36,693
Total expenses	37,412	31,211
Net income	5,883	5,482
Basic earnings per share	0.538	0.566

	December 31,
At year end:	2019	2018
	(Dollars in Thousands)
Total assets	$1,252,670	$739,416
Loans receivable, net	990,239	625,513
Investment securities	106,256	51,300
Federal funds sold	31,230	1,254
Demand and NOW deposits	338,578	239,957
Savings and time deposits	668,203	374,969
Stockholders' equity	130,877	65,988
Tangible common equity per share	6.64	5.98

Net Interest Income

The largest component of net income for Delmar is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on Delmar's interest‑earning assets and the rates paid on its interest‑bearing liabilities, the relative amounts of interest‑earning assets and interest‑bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest‑earning assets and interest‑bearing liabilities.

Net interest income was approximately $31.1 million for the year ended December 31, 2019, compared to $27.8 million for the year ended December 31, 2018. This increase is the direct result of increased loan volumes during 2019, mainly, the increase in balances as a result of the acquisition of Partners in November 2019.

In addition to the primary interest earning assets and interest bearing liabilities held at Delmarva and Partners, Delmar has additional borrowings with a balance of $6.5 million at December 31, 2019 and 2018. During 2015, $2.0 million was advanced to fund the repurchase of preferred shares, and the remaining $4.5 million was advanced during the first quarter of 2018 to fund the cash portion of the payment to Liberty shareholders. Interest expense on these borrowings, which is included in consolidated net income, was approximately $450 thousand for the year ended December 31, 2019 and $428 thousand for the year ended December 31, 2018.

For the year ended December 31, 2019, the consolidated net interest spread, the difference between the yield earned on interest earning assets and the rates paid on interest‑bearing liabilities, was 3.5% compared to 3.8% for the year ended December 31, 2018. The consolidated net interest margin (which is net interest income divided by average interest earning assets), calculated on a tax equivalent basis, was 4.0% for the year ended December 31, 2019 compared to 4.2% for the year ended December 31, 2018. Rates paid on average interest‑bearing liabilities were 1.5% for the year ended December 31, 2019, and 1.2% for the year ended December 31, 2018. Interest earned on assets and interest accrued on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve. Average loans net of the allowance comprised 88.0% of average earning assets for the year ended December 31, 2019, compared to 88.2% for the year ended December 31, 2018.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities for Delmar. Such yields are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Year Ended			Year Ended			Year Ended
	December 31, 2019			December 31, 2018			December 31, 2017
	Average			Average			Average
(Dollars in Thousands)	Balance	Interest	Yield	Balance	Interest	Yield	Balance	Interest	Yield
Assets
Cash & Due From Banks	$27,918	$267	0.96%	$24,074	$205	0.85%	$19,639	$81	0.41%
Interest Bearing Deposits From Banks	14,295	257	1.80%	8,612	148	1.72%	7,787	56	0.72%
Taxable Securities (1)	40,184	1,088	2.71%	35,328	790	2.24%	33,360	619	1.86%
Tax‑exempt Securities (2)	20,787	864	4.16%	20,088	754	3.75%	17,691	728	4.12%
Total Investment Securities (1) (2)	60,971	1,952	3.20%	55,416	1,544	2.79%	51,051	1,347	2.64%
Federal Funds Sold	9,292	157	1.69%	5,951	114	1.92%	3,924	62	1.58%
Loans: (3)
Commercial and Industrial (4)	70,451	3,853	5.47%	52,019	2,581	4.96%	37,634	1,774	4.71%
Real Estate (4)	595,059	31,574	5.31%	519,562	27,222	5.24%	390,655	19,302	4.94%
Consumer (4)	1,577	91	5.77%	1,457	83	5.70%	1,612	87	5.40%
Keyline Equity (4)	17,552	987	5.62%	18,045	1,021	5.66%	10,543	480	4.55%
Visa Credit Card	264	19	7.20%	286	22	7.69%	273	20	7.33%
Business Manager	—	—	—%	—	—	—%	64	7	10.94%
State and Political	666	43	6.46%	810	50	6.17%	954	65	6.81%
Keyline Credit	218	38	17.43%	225	39	17.33%	401	48	11.97%
Other Loans	198	11	5.56%	123	7	5.69%	122	7	5.74%
Total Loans (2)	685,985	36,616	5.34%	592,527	31,025	5.24%	442,258	21,790	4.93%
Allowances For Credit Losses and Discounts on Loans	7,661			8,011			6,556
Total Loans, Net	678,324			584,516			435,702
Other Assets	44,340			33,647			17,530
Total Assets/Interest Income	$835,140	$38,982		$712,216	$32,831		$535,633	$23,255

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$202,220	$—	—%	$178,382	$—	—%	$150,479	$—	—%
Interest Bearing Demand	56,720	217	0.38%	50,443	118	0.23%	34,788	61	0.18%
Money Market Accounts	66,398	243	0.37%	68,141	202	0.30%	49,919	133	0.27%
Savings Accounts	67,701	108	0.16%	63,520	96	0.15%	53,422	80	0.15%
All Time Deposits	291,517	5,868	2.01%	231,677	3,374	1.46%	155,752	1,735	1.11%
Total Interest Bearing Deposits	482,336	6,436	1.33%	413,781	3,790	0.92%	293,881	2,009	0.68%
Total Deposits	684,556	—		592,163	—		444,360	—
Funds Purchased	55,964	1,352	2.42%	47,080	1,141	2.42%	38,391	878	2.29%
Lease Liability	1,171	25	2.13%	—	—	—%	—	—	—%
Notes Payable	6,657	467	7.02%	6,179	428	6.93%	2,000	136	6.80%
Other Liabilities	5,360	—		315	—		857	—
Stockholder's Equity	81,432	—		66,479	—		50,025	—
Total Liabilities & Equity/Interest Expense	$835,140	$8,280		$712,216	$5,359		$535,633	$3,023

Earning Assets/Interest Income (2)	$770,543	$38,982	5.06%	$662,506	$32,831	4.96%	$505,020	$23,255	4.60%
Interest Bearing Liabilities/Interest Expense	$546,128	$8,280	1.52%	$467,040	$5,359	1.15%	$334,272	$3,023	0.90%
Net interest income (5)		$30,702			$27,472			$20,232

Earning Assets/Interest Expense			1.07%			0.81%			0.60%
Net Interest Spread (2)			3.54%			3.81%			3.70%
Net Interest Margin (2)			3.98%			4.15%			4.01%

(1)

Yields on securities available‑for‑sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.

(2)

Presented on a taxable‑equivalent basis using the statutory income tax rate of 26.5% for 2019 and 2018 and 34% for 2017. Taxable equivalent adjustments of $226 thousand and $11 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the year ended December 31, 2019 and $200 thousand and $13 thousand respectively, for the year ended December 31, 2018 and $248 thousand and $22 thousand respectively, for the year ended December 31, 2017.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non‑credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the financial statements includes fees and charges on loans of $370, $350 and $268 for the years ended December 31, 2019, 2018 and 2017, respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following tables show the effect that these factors had on the interest earned from Delmar's interest‑earning assets and interest incurred on its interest‑bearing liabilities for the years ended December 31, 2019 versus 2018.

Rate and Volume Analysis

Year Ended December 31, 2019 Versus December 31, 2018

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$4,965	$626	$5,591
Investment securities
Taxable	142	156	298
Exempt from Federal income tax	24	86	110
Federal funds sold	64	(21)	43
Other interest income	102	7	109
Total interest income	5,297	854	6,151
Interest Bearing Liabilities
Interest bearing deposits	810	1,836	2,646
Notes payable and leases	89	(25)	64
Funds purchased	177	34	211
Total Interest Expense	1,076	1,845	2,921
Net Interest Income	$4,221	$(991)	$3,230

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Year Ended December 31, 2018 Versus December 31, 2017

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$7,402	$1,833	$9,235
Investment securities
Taxable	37	134	171
Exempt from Federal income tax	99	(73)	26
Federal funds sold	32	20	52
Other interest income	7	85	92
Total interest income	7,577	1,999	9,576
Interest Bearing Liabilities
Interest bearing deposits	820	961	1,781
Notes payable and leases	292	—	292
Funds purchased	199	64	263
Total Interest Expense	1,311	1,025	2,336
Net Interest Income	$6,266	$974	$7,240

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Interest Sensitivity. Delmar monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. Delmar also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available‑for‑sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. Delmar evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off‑balance sheet commitments in order to decrease interest rate sensitivity risk.

At December 31, 2019, Delmar was asset sensitive within the one‑year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year is 14.0%. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current rate environment and the projected rate environment, management expects to see net interest income rise in the future.

Provision and Allowance for Loan Losses

Delmar has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans. Management's judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that charge‑offs in future periods will not exceed the allowance for loan losses or that additional increases in the loan loss allowance will not be required.

Delmar's allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. Delmar's determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior three years is utilized in determining the appropriate allowance. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The historical loss factors may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management's knowledge of the loan portfolio.

The second part of the allowance is determined in accordance with guidance issued by the FASB regarding impaired loans. A loan is considered impaired when, based on current information and events, it is probable that Delmar will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case‑by‑case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if in Delmar's opinion the ultimate source of repayment will be generated from the liquidation of collateral.

The sum of the two parts constitutes management's best estimate of an appropriate allowance for loan losses. When the estimated allowance is determined, it is presented to Delmar's Board for review and approval on a quarterly basis.

At December 31, 2019, Delmar's allowance for loan losses amounted to approximately $7.3 million, or 0.7% of total outstanding loans. At December 31, 2018, the allowance for loan losses amounted to approximately $7.1 million, or 1.1% of total outstanding loans. Delmar's provision for loan losses was $1.4 million for the year ended December 31, 2019, compared to $1.2 million for the year ended December 31, 2018.

Delmar discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts that a borrower's financial condition is such that the collection of interest is doubtful. Generally, Delmar will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following tables illustrate Delmar's past due and nonaccrual loans at December 31, 2019, 2018, 2017, 2016 and 2015:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At December 31, 2019, 2018, 2017, 2016, and 2015

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2019	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$177	$601	$177
Residential real estate	1,973	702	2,675	1,620
Nonresidential	779	1,823	2,602	2,608
Home equity loans	—	—	—	5
Commercial	1,438	94	1,532	131
Consumer and other loans	20	—	20	—
TOTAL	$4,634	$2,796	$7,430	$4,541

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2018	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$209	$378	$587	$220
Residential real estate	1,660	1,615	3,275	4,440
Nonresidential	2,409	2,751	5,160	4,203
Home equity loans	15	107	122	107
Commercial	1,061	268	1,329	178
Consumer and other loans	7	—	7	—
TOTAL	$5,361	$5,119	$10,480	$9,148

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2017	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$562	$126	$688	$341
Residential real estate	5,782	805	6,587	1,439
Nonresidential	2,976	3,273	6,249	2,597
Home equity loans	70	—	70	110
Commercial	400	—	400	—
Consumer and other loans	4	—	4	—
TOTAL	$9,794	$4,204	$13,998	$4,487

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2016	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$29	$349	$378	$349
Residential real estate	1,329	1,552	2,881	1,542
Nonresidential	4,963	1,520	6,483	1,520
Home equity loans	—	185	185	185
Commercial	87	7	94	—
Consumer and other loans	20	4	24	—
TOTAL	$6,428	$3,617	$10,045	$3,596

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2015	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$468	$468	$468
Residential real estate	689	1,476	2,165	1,474
Nonresidential	1,159	1,739	2,898	1,739
Home equity loans	—	120	120	120
Commercial	146	650	796	648
Consumer and other loans	4	1	5	—
TOTAL	$1,998	$4,454	$6,452	$4,449

Total nonaccrual loans at December 31, 2019 were $4.5 million, which reflects a decrease of $4.6 million from $9.1 million at December 31, 2018. Of this decrease, $4.1 million was due to six relationships with large balances that were partially paid down, with the remaining $451 thousand charged off during the year.  Management believes the remaining relationships in nonaccrual were adequately reserved at December 31, 2019.  These relationships were also classified as TDR’s at the end of 2018, therefore the balance in TDR’s on nonaccrual decreased from the end of 2018 to the end of 2019 from $6.0 million to $1.9 million.  TDR’s not past due or nonaccrual at December 31, 2019 amounted to $8.4 million, as compared to $11.1 million at December 31, 2018. The decrease was due to one relationship with balances of approximately $2.4 million at December 31, 2018 that paid off during 2019. Total TDR’s decreased $7.5 million to $10.3 million at December 31, 2019, compared to $17.8 million at December 31, 2018. This decrease was mainly due to the items noted above and pay‑downs of principal loan balances.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at December 31, 2019 was $7.0 million compared to $13.4 million at December 31, 2018. Delmar's ratio of nonperforming assets to total assets was 0.56% at December 31, 2019, compared to 1.81% at December 31, 2018.  As noted above, there was a significant decrease in nonaccrual loans during 2019. OREO also decreased during the year by $1.2 million.  There was one property with a balance of $905 thousand that was sold during the fourth quarter of 2019.  Most of the remaining decrease was due to three other properties that sold during the year.  The following tables provide additional information on Delmar's nonperforming assets at December 31, 2015 through December 31, 2019.

Nonperforming Assets

(Dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Nonperforming assets:
Nonaccrual loans	$4,541	$9,148	$4,487	$3,596	$4,449
Loans past due 90 days or more and accruing	5	606	1,334	10	—
Total nonperforming loans (NPLs)	$4,546	$9,754	$5,821	$3,606	$4,449
Other real estate owned (OREO)	2,417	3,660	3,655	2,567	2,956
Total nonperforming assets (NPAs)	$6,963	$13,414	$9,476	$6,173	$7,405
Performing TDR's and TDR's 30-89 days past due	$8,427	$11,805	$15,430	$16,394	$17,237
NPLs/Total Assets	0.36%	1.32%	1.04%	0.70%	0.92%
NPAs/Total Assets	0.56%	1.81%	1.69%	1.20%	1.53%
NPAs and TDRs/Total Assets	1.23%	3.41%	4.43%	4.40%	5.10%
Allowance for loan losses/NPLs	160.67%	72.41%	115.15%	177.09%	159.23%

Nonperforming Loans by Type

(Dollars in thousands)

	December 31,
	2019	2018	2017	2016	2015
Real Estate Mortgage
Construction and land development	$177	$558	$341	$349	$468
Residential real estate	1,620	4,440	1,749	1,552	1,474
Nonresidential	2,608	4,203	3,621	1,520	1,739
Home equity loans	5	107	110	185	120
Commercial	131	446	—	—	648
Consumer and other loans	5	—	—	—	—
	$4,546	$9,754	$5,821	$3,606	$4,449

The following table provides data related to loan balances and the allowance for loan losses for the years ended December 31, 2015 through 2019.

Allowance for Loan Losses Data

(Dollars in Thousands)

At December 31, 2019, 2018, 2017, 2016, and 2015

	December 31,
	2019	2018	2017	2016	2015
Average loans outstanding	$685,985	$592,527	$442,258	$407,245	$396,666
Total loans outstanding	993,988	632,576	469,404	430,463	400,237
Total nonaccrual loans	4,541	9,148	4,487	3,596	4,449
Net loans charged off	1,200	815	628	1,560	1,702
Provision for loan losses	1,441	1,175	945	862	600
Allowance for loan losses	7,304	7,063	6,703	6,386	7,084
Allowance as a percentage of total loans	0.7%	1.1%	1.4%	1.5%	1.8%
Net loans charged off to average loans outstanding	0.2%	0.1%	0.1%	0.4%	0.4%
Nonaccrual loans as a percentage of total loans	0.5%	1.4%	1.0%	0.8%	1.1%

The following table represents the activity of the allowance for loan losses for the years ended December 31, 2015 through 2019 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

At December 31, 2019, 2018, 2017, 2016, and 2015

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2018	$647	$1,521	$3,629	$122	$641	$13	$490	$7,063
Charge‑offs	(11)	(193)	(460)	(105)	(689)	(126)	—	(1,584)
Recoveries	11	182	92	—	51	48	—	384
Provision	(45)	(130)	813	125	823	79	(224)	1,441
Balance at December 31, 2019	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2017	$589	$1,583	$3,269	$161	$520	$16	$565	$6,703
Charge‑offs	(58)	(332)	(453)	(20)	(129)	(161)	—	(1,153)
Recoveries	9	109	80	41	48	51	—	338
Provision	107	161	733	(60)	202	107	(75)	1,175
Balance at December 31, 2018	$647	$1,521	$3,629	$122	$641	$13	$490	$7,063

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2016	$511	$1,927	$2,883	$207	$566	$23	$269	$6,386
Charge‑offs	(13)	(325)	(323)	(15)	(154)	(137)	—	(967)
Recoveries	114	17	122	5	35	46	—	339
Provision	(23)	(36)	587	(36)	73	84	296	945
Balance at December 31, 2017	$589	$1,583	$3,269	$161	$520	$16	$565	$6,703

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2015	$1,028	$1,124	$2,843	$227	$1,027	$17	$818	$7,084
Charge‑offs	(14)	(44)	(650)	(45)	(868)	(125)	—	(1,746)
Recoveries	53	45	14	—	8	66	—	186
Provision	(556)	802	676	25	399	65	(549)	862
Balance at December 31, 2016	$511	$1,927	$2,883	$207	$566	$23	$269	$6,386

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2014	$1,624	$1,907	$2,791	$285	$745	$25	$808	$8,185
Charge‑offs	(159)	(80)	(1,229)	—	(257)	(121)	—	(1,846)
Recoveries	47	9	16	—	6	67	—	145
Provision	(484)	(712)	1,265	(58)	533	46	10	600
Balance at December 31, 2015	$1,028	$1,124	$2,843	$227	$1,027	$17	$818	$7,084

The following table provides information related to the allocation of the allowance for loan losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Loan Losses

At December 31, 2019, 2018, 2017, 2016, and 2015

(Dollars in thousands)

	December 31,
	2019			2018			2017			2016			2015
			Percent			Percent			Percent			Percent			Percent
			of			of			of			of			of
	Loan		Total	Loan		Total	Loan		Total	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans	Balances	Allocation	Loans	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$84,750	$602	9%	$73,651	$647	12%	$51,172	$589	11%	$35,112	$511	8%	$35,328	$1,028	9%
Residential real estate	209,286	1,380	21%	125,186	1,521	20%	95,773	1,583	20%	99,998	1,927	23%	90,692	1,124	23%
Nonresidential	544,550	4,074	55	351,824	3,629	56	263,008	3,269	56	237,394	2,883	55	220,437	2,843	55
Home equity loans	37,715	142	4	20,781	122	3	15,070	161	3	15,555	207	4	15,046	227	4
Commercial	111,997	826	11	58,221	641	9	41,002	520	9	38,190	566	9	34,833	1,027	9
Consumer and other loans	5,690	14	1	2,913	13	0	3,380	16	1	4,214	23	1	3,901	17	1
Unallocated	—	266	—%	—	490	—%	—	565	—%	—	269	—%	—	818	—%
	$993,988	$7,304	100%	$632,576	$7,063	100%	$469,405	$6,703	100%	$430,463	$6,386	100%	$400,237	$7,084	100%

Noninterest Income and Expense

Noninterest Income. Delmar's primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income and investment fees and commissions.

Noninterest income increased $402 thousand or 11.4% during 2019 to $3.9 million due primarily to the addition of Partners operations from November 15, 2019 (date of acquisition) through December 31, 2019.

Noninterest expense for the year ended December 31, 2019 was $25.1 million, which was an increase of $2.7 million from the year ended December 31, 2018 noninterest expenses of $22.3 million. The largest increase was in salaries and employee benefits, which increased by $2.6 million in 2019, mainly due to the employees retained in the Partners transaction and bonuses paid related to this acquisition of $1.2 million.

The following table sets forth the primary components of other noninterest expense for the periods indicated:

Other Operating Expenses

(Dollars in Thousands)

	December 31,
	2019	2018
Professional services	$ 399	$ 309
Stationery, printing and supplies	224	282
Postage and delivery	205	181
FDIC assessment	356	584
State bank assessment	16	3
Directors fees and expenses	289	298
Marketing	313	267
Correspondent bank services	84	84
ATM expenses	859	703
Telephones and mobile devices	502	432
Membership dues and fees	78	81
Legal fees	233	273
Audit and related professional fees	126	112
Insurance	180	178
Bank acquisition costs	921	1,637
Other	2,812	2,153
	$ 7,597	$ 7,577

Income Taxes

The provision for income taxes was $2.6 million during 2019, compared to the provision of $2.4 million during 2018, an increase of $272 thousand or 11.5%. The provision for income taxes approximated 30.9% and 30.1% of income before taxes in 2019 and 2018, respectively.

The fair value of the deferred tax asset acquired in the Partners transaction was $1.2 million.  The fair value of the deferred tax asset acquired in the Liberty transaction was $4.3 million, of which $3.4 million related to federal net operating loss carryforwards Delmar could use against future federal tax liabilities. At December 31, 2019 the total net operating loss carryforwards obtained in the Liberty transaction had been utilized.

Financial Condition

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of Delmar's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $686.0 million and $592.5 million during the years ended December 31, 2019 and 2018, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of December 31, 2019, 2018, 2017, 2016, and 2015

	December 31,
	2019	2018	2017	2016	2015
Real Estate Mortgage
Construction and land development	$85,270	$73,652	$51,172	$35,112	$35,328
Residential real estate	209,678	125,401	95,773	99,998	90,692
Nonresidential	547,991	352,570	263,008	237,394	220,437
Home equity loans	37,912	20,902	15,070	15,555	15,046
Commercial	113,513	58,465	41,002	38,190	34,833
Consumer and other loans	5,760	2,913	3,380	4,214	3,901
	$1,000,124	$633,903	$469,405	$430,463	$400,237
Less: Unamortized discounts on acquired loans	(6,136)	(1,327)	—	—	—
Less: Allowance for loan losses	(7,304)	(7,063)	(6,703)	(6,386)	(7,084)
	$986,684	$625,513	$462,702	$424,077	$393,153

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of Delmar's loan portfolio at December 31, 2019. These maturities do not include unamortized discount balances on acquired loans.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2019

(Dollars in thousands)

		Between
	One Year	One and	After
December 31, 2019	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$34,653	$34,022	$16,595	$85,270
Residential real estate	45,749	76,964	86,965	209,678
Nonresidential	113,838	267,523	166,630	547,991
Home equity loans	18,165	1,769	17,978	37,912
Commercial	40,681	26,254	46,578	113,513
Consumer and other loans	903	1,462	3,395	5,760
Total loans receivable	$253,989	$407,994	$338,141	$1,000,124
Fixed-rate loans	$143,007	$354,251	$209,298	$706,556
Floating-rate loans	110,982	53,743	128,843	293,568
	$253,989	$407,994	$338,141	$1,000,124

At December 31, 2019 real estate mortgage loans included $238.1 million of owner‑occupied non‑farm, non‑residential loans, and $251.2 million of other non‑farm, non‑residential loans, which is 27.0% and 28.5% of real estate mortgage loans, respectively. The real estate mortgage category also included $48.0 million of construction and land development loans and $27.1 million of multi‑family residential loans at December 31, 2019. By comparison, at December 31, 2018, real estate mortgage loans included $154.8 million of owner‑occupied non‑farm, non‑residential loans, and $150.6 million of other non‑farm, non‑residential loans, which is 27.0% and 26.3% of real estate mortgage loans, respectively. The real estate mortgage category also included $44.2 million of construction and land development loans and $18.9 million of multi‑family residential loans at December 31, 2018. This represents an increase at December 31, 2019 of $83.3 million and $100.7 million, or 53.9% and 66.8%, in owner‑occupied non‑farm, non‑residential loans and other non‑farm, non‑residential loans, respectively. Construction and land development loans increased during 2019 by $3.8 million, or 8.6%, while multi‑family residential loans increased by approximately $8.2 million, or 43.4%. Commercial real estate loans, not including owner occupied real estate loans, were 288.5% of risk based capital at December 31, 2019, as compared to 340.0% at December 31, 2018. Construction loans were 67.3% of risk based capital at December 31, 2019, as compared to 103.0% at December 31, 2018.

At December 31, 2019 real estate mortgage loans included home equity loans of $37.7 million and residential real estate loans of $213.0 million, compared to $20.8 million and $125.2 million at December 31, 2018, respectively. Home equity revolving loans increased approximately $16.9 million or 81.4% during 2019, while residential real estate loans increased $87.8 million or 70.1%. At December 31, 2019 commercial loans included $111.6 million of commercial and industrial loans, compared to $58.2 million at December 31, 2018, an increase of approximately $53.4 million or 91.7%. Increases in all categories of loans primarily reflects the Partners acquisition, as well as organic growth.

Investment Securities. The investment securities portfolio is a significant component of Delmar's total earning assets. Total investment securities averaged $61.0 million during the year ended December 31, 2019 as compared to $55.4 million in the year ended December 31, 2018. This represents 7.9% and 8.4% of average earning assets for the years ended December 31, 2019 and 2018, respectively. The fair value of investment securities acquired in the Partners transaction was $65.4 million, of which $49.7 million still remains.

Delmar classifies all its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of shareholder's equity (accumulated other comprehensive income), net of deferred taxes. At December 31, 2019 and 2018, available for sale investment securities totaled $106.3 million and $51.3 million, respectively. Delmar increased available for sale investment securities by approximately 107.1% during 2019. This growth was mainly due to the acquisition of Partners. Delmar attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short‑term U.S. Treasury or agency obligations. This objective is particularly important as Delmar focuses on growing its loan portfolio. Delmar primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At December 31, 2019 and 2018 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by Delmar had a book or fair value exceeding 10% of Delmar's shareholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of December 31, 2019, 2018, and 2017

	December 31, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	9.7%	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	32.2%	716	43	34,558
Mortgage-backed securities	56,275	53.5%	236	90	56,421
Equity securities	4,923	4.7%	42	—	4,965
	$105,269	100.0%	$1,156	$169	$106,256

	December 31, 2018
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	18.1%	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	40.9%	139	426	21,096
Mortgage-backed securities	19,942	38.1%	15	553	19,404
Equity securities	1,500	2.9%	—	120	1,380
	$52,294	100.0%	$201	$1,195	$51,300

	December 31, 2017
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,033	19.2%	$—	$100	$8,933
Obligations of States and political subdivisions	18,482	39.3%	222	148	18,556
Mortgage-backed securities	17,992	38.3%	29	277	17,744
Equity securities	1,500	3.2%	—	71	1,429
	$47,007	100%	$251	$596	$46,662

The following table shows, at carrying value and amortized cost, the scheduled maturities of investment securities available for sale held at December 31, 2019, 2018 and 2017.

Maturities of Investments

(Dollars in Thousands)

As of December 31, 2019, 2018, and 2017

	December 31, 2019
	Securities Available
	for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,252	$2,250
Due after one year through five years	4,030	4,026
Due after five years through ten years	20,129	20,621
Due after ten years or more	22,583	22,938
Mortgage‑backed, due in monthly installments	56,275	56,421
	$105,269	$106,256

	December 31, 2018
	Securities Available
	for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,175	$5,166
Due after one year through five years	4,727	4,649
Due after five years through ten years	10,566	10,521
Due after ten years or more	11,884	11,560
Mortgage‑backed, due in monthly installments	19,942	19,404
	$52,294	$51,300

	December 31, 2017
	Securities Available
	for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$3,479	$3,468
Due after one year through five years	9,150	9,100
Due after five years through ten years	7,018	7,153
Due after ten years or more	9,368	9,197
Mortgage‑backed, due in monthly installments	17,991	17,744
	$47,006	$46,662

In addition, Delmar holds stock in various correspondent banks. The balance of these securities at the Federal Home Loan Bank (the “FHLB”) was $5.2 million at December 31, 2019, an increase of $2.5 million from a balance of

$2.7 million at December 31, 2018, most of which was due to the Partners transaction. The fair value of these stocks and other investments with correspondent banks acquired in the Partners transaction was $3.7 million.

Liabilities

Deposits. Average total deposits increased from $592.2 million to $684.6 million, or an increase of $92.4 million in 2019 over the average balance for the year ended December 31, 2018. At December 31, 2019 total deposits were $1,006.8 million as compared to $614.9 million at December 31, 2018, an increase of $391.9 million, or 63.7%. Deposits acquired in the Partners acquisition had fair values of $348.6 million.  Noninterest bearing deposits increased to $261.6 million at December 31, 2019, a $76.2 million, or 41.1% increase from $185.5 million in noninterest bearing deposits at December 31, 2018, largely due to the acquisition of noninterest bearing deposits in the acquisition of Partners.

The following table sets forth the deposits of Delmar by category for the period indicated:

Deposits by Category

(Dollars in Thousands)

As of December 31, 2019, 2018, and 2017

	December 31,	Percentage	December 31,	Percentage	December 31,	Percentage
	2019	of Deposits	2018	of Deposits	2017	of Deposits
Noninterest bearing deposits	$261,631	25.99%	$185,476	30.16%	$154,188	33.13%
Interest bearing deposits:
Money market, NOW, and savings accounts	299,922	29.79%	178,430	29.02%	146,869	31.55%
Certificates of deposit, $100,000 or more	274,387	27.25%	115,030	18.71%	64,623	13.88%
Other certificates of deposit	170,841	16.97%	135,990	22.11%	99,777	21.44%
Total interest bearing deposits	745,150	74.01%	429,450	69.84%	311,269	66.87%
Total	$1,006,781	100.00%	$614,926	100.00%	$465,457	100.00%

Delmar's loan‑to‑deposit ratio was 98.7% at December 31, 2019 as compared to 102.9% at December 31, 2018. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source for Delmar's loan portfolio and other earning assets. Delmar's core deposits were $844.3 million at December 31, 2019, an increase of $299.6 million, or 55.0% from $544.7 million at December 31, 2018, and excluded $162.5 million and 71.1 million in time deposits of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be Delmar's primary source of funding to meet both its short‑term and long‑term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of Delmar's maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

As of December 31, 2019

December 31,
2019
Three months or less	$58,984
Over three months through six months	82,442
Over six months through twelve months	98,998
Over twelve months	204,804
Total	$445,228

The following table provides a summary of Delmar's maturity distribution for certificates of deposit of greater than $100,000 or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100,000

(Dollars in Thousands)

As of December 31, 2019

December 31,
2019
Three months or less	$34,413
Over three months through six months	51,786
Over six months through twelve months	52,900
Over twelve months	135,288
Total	$274,387

Borrowed Funds. Borrowed funds consist of advances from the FHLB at December 31, 2019 and 2018. At December 31, 2019 long‑term advances from the FHLB totaled $48.8 million compared to $43.5 million at December 31, 2018. The advances are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB. At December 31, 2019, Delmar had short-term advances from the FHLB of $48.0 million, all of which were assumed in the Partners transaction.  At December 31, 2018, Delmar had short‑term advances from the FHLB of $7.0 million.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At December 31, 2019, 2018, and 2017

(Dollars in Thousands)

December 31,
2019		2018		2017
	Weighted		Weighted		Weighted
Average	Average	Average	Average	Average	Average
Balance	Rate	Balance	Rate	Balance	Rate
$9,299	2.04%	$1,367	1.76%	$296	0.92%

Capital

Total stockholders' equity as of December 31, 2019 was $130.9 million, an increase of $64.9 million, or approximately 98.5% compared with stockholders' equity of $66.0 million at December 31, 2018. The increase in stockholders equity primarily reflects the issuance of 7,017,716 shares of Delmar common stock in the Partners acquisition with a value of $52.3 million, the exercise of warrants for $5.3 million, and earnings for the year ended December 31, 2019 of $5.9 million.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off‑balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of December 31, 2019 and 2018 for Delmarva, Partners, and Delmar under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2019 based on the phase‑in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased‑in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules.

A more in depth discussion of regulatory capital requirements is included in Note 15 of the consolidated financial statements included at Item 8 to this Annual Report on Form 10-K.

Capital Components

At December 31, 2019 and 2018

(Dollars in Thousands)

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$131,443	13.1%	$105,140	10.5%	$—	N/A
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	85,113	8.5%	—	N/A
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	70,224	7.0%	—	N/A
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	117,374	11.9%	39,331	4.0%	—	N/A
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Liquidity Management

Liquidity management involves monitoring Delmar's sources and uses of funds in order to meet its day‑to‑day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Delmar's market area. Delmar's Federal Funds Sold position, which includes funds in due from banks and interest‑bearing deposits with banks, averaged $9.3 million during the year ended December 31, 2019 and totaled $31.2 million at December 31, 2019, as compared to an average of $6.0 million during the year ended December 31, 2018 and a year‑end position of $1.3 million at December 31, 2018. Also, Delmar has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2019, advances available totaled approximately $308.6 million of which $96.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of Delmar and has implemented internal policies which establish guidelines for sources of asset‑based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non‑core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to at least $250 thousand.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as Delmar are primarily monetary in nature. Therefore, interest rates have a more significant effect on Delmar's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off‑Balance Sheet Arrangements

With the exception of Delmar's obligations in connection with its irrevocable letters of credit and loan commitments, Delmar has no other off‑balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, Delmar is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the re‑pricings and maturities of interest‑earning assets and interest‑bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as a borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Delmar's goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that Delmar maintains. Delmar manages interest rate risk through an asset and liability committee, or ALCO. ALCO is responsible for managing Delmar's interest rate risk in conjunction with liquidity and capital management.

Delmar employs an independent consulting firm to model its interest rate sensitivity. Delmar uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of the assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Delmar expects rates to change on non‑maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Delmar's interest rate risk position over a historical time frame for comparison purposes.  Given that the models assume a static balance sheet, relies on historical betas and assumes immediate parallel rate changes, no assurance can be given that future performance will mirror the models.

At December 31, 2019, Delmar's asset/liability position was asset sensitive based on its interest rate sensitivity model. Delmar's net interest income would increase by 4.0% in an up 100 basis point scenario and would increase by 15.0% in an up 400 basis point scenario over a one‑year timeframe. In the two‑year horizon, Delmar's net interest income would increase by 7.0% in an up 100 basis point scenario and would increase by 26.0% in an up 400 basis point scenario. At December 31, 2019, all interest rate risk stress test measures were within Delmarva’s and Partners’ board policy established limits in each of the increased rate scenarios.

Additional information on Delmar's interest rate risk sensitivity for a static balance sheet over a one‑year time horizon as of December 31, 2019 can be found below.

Interest Rate Risk in Earning (Net Interest Income)
December 31, 2019
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	15.0%
+300	11.0%
+200	7.0%
+100	4.0%
−100	(5.0)%
−200	(10.0)%
−300	(12.0)%
−400	(15.0)%

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

The interest rate risk to capital at December 31, 2019 is shown below and reflects that Delmar's market value of capital is in an asset position in which an increase in short‑term interest rates is expected to generate higher market values of capital. At December 31, 2019, all EVE stress test measures were within Delmarva's and Partners’ board policy established limits in each of the increased rate scenarios.

Interest Rate Risk to Capital
December 31, 2019
Change in interest rates (basis	Percentage change in
points)	market value
+400	19.0%
+300	16.0%
+200	12.0%
+100	7.0%
−100	(11.0)%
−200	(23.0)%
−300	(23.0)%
−400	(22.0)%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 1 of the consolidated financial statements for the year ended December 31, 2019 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Delmar Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Delmar Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements).  In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We did not audit the financial statements of Virginia Partners Bank, a wholly-owned subsidiary, which statements reflect total assets and revenues constituting 36 percent and 7 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Virginia Partners Bank, is based solely on the report of the other auditors.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1993.

Salisbury, Maryland

March 27, 2020

 DELMAR BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

	December 31,
	2019	2018
(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$36,295	$24,347
Interest bearing deposits in other financial institutions	27,586	4,093
Federal funds sold	31,230	1,254
Cash and cash equivalents	95,111	29,694
Securities available for sale, at fair value	106,256	51,300
Loans held for sale, at fair value	3,555	—
Loans, less allowance for credit losses of $7,304 at December 31, 2019 and $7,063 at December 31, 2018	986,684	625,513
Accrued interest receivable on loans and investment securities	3,138	2,103
Premises and equipment, at cost, less accumulated depreciation	13,705	10,048
Federal Home Loan Bank stock, at cost	5,180	2,652
Atlantic Central Bankers Bank stock, at cost	131	131
Other investments	2,838	1,537
Deferred tax asset	3,839	4,829
Bank owned life insurance	7,817	—
Other real estate owned	2,417	3,660
Core deposit intangible	3,373	1,069
Goodwill	9,391	5,237
Other assets	9,235	1,643
Total assets	$1,252,670	$739,416
LIABILITIES
Deposits:
Non interest bearing demand	$261,631	$185,476
NOW	76,947	54,481
Savings and money market	222,975	123,949
Time, $100,000 or more	274,387	115,030
Other time	170,841	135,990
	1,006,781	614,926
Accrued interest payable on deposits	572	392
Short-term borrowings	48,000	7,000
Long-term borrowings	48,830	43,489
Subordinated notes payable	7,749	6,500
Other liabilities	9,861	1,121
Total liabilities	1,121,793	673,428
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 20,000,000 shares, issued and outstanding 17,790,181 as of December 31, 2019 and 9,985,321 as of December 31, 2018	178	100
Surplus	87,437	29,470
Retained earnings	41,785	37,149
Noncontrolling interest in consolidated subsidiaries	738	—
Accumulated other comprehensive income (loss), net of tax	739	(731)
Total stockholders' equity	130,877	65,988
Total liabilities and stockholders' equity	$1,252,670	$739,416

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2019 and 2018

(Dollars in thousands, except share data)	2019	2018
INTEREST INCOME ON:
Loans, including fees	$36,975	$31,362
Investment securities:
Taxable	850	647
Exempt from Federal income tax	637	554
Federal funds sold	157	114
Other interest income	762	496
	39,381	33,173
INTEREST EXPENSE ON:
Deposits	6,435	3,790
Borrowings	1,844	1,569
	8,279	5,359
NET INTEREST INCOME	31,102	27,814
Provision for credit losses	1,441	1,175
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	29,661	26,639
OTHER INCOME:
Service charges on deposit accounts	1,174	1,317
Gain on sale of investment securities	98	—
(Losses) gains on disposal of other assets	(3)	405
Other income	2,652	1,798
	3,921	3,520
OTHER EXPENSES:
Salaries and employee benefits	13,261	10,649
Premises and equipment	3,713	3,258
Write down of Maryland Financial bank stock	—	30
Amortization of core deposit intangible	346	420
Losses on other real estate owned	141	384
Other expenses	7,597	7,577
	25,058	22,318
INCOME BEFORE TAXES ON INCOME	8,524	7,841
Federal and state income taxes	2,631	2,359
NET INCOME	5,893	5,482
Net income attributable to noncontrolling interest	(10)	—
NET INCOME ATTRIBUTABLE TO DELMAR BANCORP	$5,883	$5,482

Earnings per common share
Basic earnings per share	$0.538	$0.566
Diluted	$0.537	$0.565

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019 and 2018

(Dollars in thousands)	2019	2018
NET INCOME	$5,893	$5,482
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on securities available for sale arising during the period	2,097	(650)
Deferred income tax (liabilities) benefits	(556)	172
Other comprehensive income (loss), net of tax	1,541	(478)

Reclassification adjustment for gains included in net income	(97)	—
Deferred income tax benefits	26	—
Other comprehensive income, net of tax	(71)	—
TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,470	(478)
COMPREHENSIVE INCOME	7,363	5,004

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2019 and 2018

					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2017	82	16,622	32,615	—	(253)	49,066
COMPREHENSIVE INCOME
Net income	—	—	5,482	—	—	5,482
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	(478)	(478)
TOTAL COMPREHENSIVE INCOME						5,004
Cash dividends, $0.095 per share	—	—	(948)	—	—	(948)
Common stock issued for stock options exercised	—	31	—	—	—	31
Common stock issued to shareholders of Liberty Bell Bank	18	12,781	—	—	—	12,799
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	36	—	—	—	36
Balances, December 31, 2018	100	29,470	37,149	—	(731)	65,988
COMPREHENSIVE INCOME
Net income	—	—	5,883	10	—	5,893
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	1,541	1,541
Reclassification adjustment for gains included in net income	—	—	—	—	(71)	(71)
TOTAL COMPREHENSIVE INCOME						7,363
Cash dividends, $0.100 per share	—	—	(1,193)	—	—	(1,193)
Minority interest contributed capital	—	—	—	728	—	728
Reclassification adjustment for loss on equity securities realized during the period	—	—	(54)	—	—	(54)
Stock option exercises, net	—	50	—	—	—	50
Value of stock options acquired	—	350	—	—	—	350
Warrant exercises, net	8	5,334	—	—	—	5,342
Common stock issued to shareholders of Virginia Partners Bank	70	52,211	—	—	—	52,281
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	22	—	—	—	22
Balances, December 31, 2019	$178	$87,437	$41,785	738	$739	$130,877

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	Year Ended
	December 31,
(Dollars in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,883	$5,482
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	1,441	1,175
Depreciation	1,197	925
Amortization and accretion	314	640
Gain on investment securities	(107)	—
Net gains (loss) on sales of assets	5	(375)
Loss on equity securities	9	—
Gain on sale of loans held for sale, originated	(205)	—
Net losses on other real estate owned, including write‑downs	153	385
Increase in bank owned life insurance cash surrender value	(26)	—
Deferred income tax expenses	1,820	1,494
Stock‑based compensation expense, net of employee tax obligation	22	36
Changes in assets and liabilities:
Increase in loans held for sale	(1,383)	—
Decrease (increase) in accrued interest receivable	120	(147)
(Increase) decrease in other assets	(2,992)	682
Increase in accrued interest payable	145	127
Increase (decrease) in other liabilities	1,411	(1,514)
Net cash provided by operating activities	7,807	8,910
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(30,777)	(9,093)
Proceeds from maturities and paydowns of securities available for sale	42,988	8,601
Proceeds from sales of securities available for sale	—	2,591
Net increase in loans	(7,395)	(42,693)
Proceeds from sale of assets	16	973
Cash received acquisition	6,743	11,831
Purchases of premises and equipment	(1,248)	(1,451)
Cash paid to shareholders	(2)	(4,471)
Proceeds from the sales of foreclosed assets	1,300	934
Proceeds from sales of Federal Home Loan Bank stock	810	979
Purchase of Federal Home Loan Bank stock	(924)	(1,153)
Net cash provided by (used by) investing activities	11,511	(32,952)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase (decrease) in demand, NOW, money market, and savings deposits, net	9,642	(9,979)
Cash received for the exercise of stock options	50	31
Cash received for the exercise of warrants	5,342	—
Increase in time deposits, net	33,659	21,207
Proceeds from borrowings to fund acquisition of Liberty Bell Bank, net of loan costs	—	4,450
(Decrease) increase in other borrowings, net	(1,394)	6,341
Net increase in minority interest contributed capital	10	—
Decrease in finance lease liability	(17)	—
Dividends paid	(1,193)	(896)
Net cash provided by financing activities	46,099	21,154
Net increase (decrease) in cash and cash equivalents	65,417	(2,888)
Cash and cash equivalents, beginning	29,694	32,582
Cash and cash equivalents, ending	$95,111	$29,694
Supplementary cash flow information:
Interest paid	$8,134	$5,197
Income taxes paid	1,297	1,777
Total appreciation (depreciation) on securities available for sale	$1,999	$(650)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Fair value of assets acquired, net of cash and cash equivalents	$447,424	$139,701
Fair value of liabilities assumed, net of cash and cash equivalents	404,959	139,500
Value of shares provided to stockholders	52,282	12,798
Value of stock options assumed in acquisition	350	—
Loans converted to other real estate owned	$209	$379

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Delmar Bancorp (the Company) is a multi-bank holding company with two subsidiaries (the”Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank operating in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia.  The Subsidiaries provide financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Subsidiaries conform to generally accepted accounting principles and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Delmar Bancorp; its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and is a real estate holding company; FBW, LLC, of which Delmarva holds 50% interest, and is also a real estate holding company; Bear Holdings, Inc, a wholly owned subsidiary of Partners, and is a real estate holding company; Johnson Mortgage Company, LLC, of which Partners owns 51% interest, and is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, and which holds investment property. All significant intercompany accounts and transactions have been eliminated.

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

Securities Available for Sale:

Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Subsidiaries's asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

Impairment may result from credit deterioration of the issuer or collateral underlying the scurity.  In performing an assessment of recoverability, all relevant information is considered, including the length of time and extent to which fair value has been less than the amortized cost basis, the cause of the price decline, credit performance, of the issuer and underlying collateral, and recoveries or further declines in fair value subsequent to the balance sheet date.

For debt securities, the Company measures and recognizes other-than-temporary (“OTTI”) losses through earnings if (1) the Company has the intent to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In these circumstances, the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the security.  For securities that are considered other-than-temporarily-impaired that the Company has the intent and ability to hold in an unrealized loss position, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of other comprehensive income (“OCI”).

For equity securities, the Company recognizes OTTI losses through earnings if the Company intends to sell the security.  The Company also considers other relevant factors, including its intent and ability to retain the security for a period of time sufficient to allow for any anticipated recover in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value.  Any impairement loss on an equity security is equal to the full difference between the amortized cost basis and the fair value of the security.

Equity Securities:

Equity securities with readily determinable fair values are carried at fair value, with changes in fair value reported in net income. Any equity securities without readily determinable fair values are carried at cost, minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments. The entirety of any impairment on equity securities is recognized in earnings.

Other Securities:

Federal Home Loan Bank (“FHLB”), Atlantic Central Bankers Bank (“ACBB”), Community Bankers Bank (“CBB”) and Maryland Financial Bank (“MFB”) are equity interests in the FHLB, ACBB, and MFB respectively. These securities do not have a readily determinable fair value for purposes of ASC 320‑10 Investments‑Debts and Equity Securities because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI. Other Investments consists of an equity ownership of Solomon Hess SBA Loan Fund LLC which the value is adjusted for its prorata share of assets in the Fund and investmetn in the stock of the Federal Reserve Bank.

Bank Owned Life Insurance:

The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probably at settlement.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Subsidiaries's policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

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

The specific credit allocations are based on regular analyses of all loans over a fixed‑dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using an informal loss migration analysis that examines loss experience and the related internal gradings of loans charged off over a current 3 year period. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Loan Charge‑off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

•	management deems the asset to be uncollectible
•	repayment is deemed to be made beyond the reasonable time frames
•	the asset has been classified as a loss by internal or external review
•	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets

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

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider.  Management strives to identify borrowers in financial difficulty early and works with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  A restructuring that results in only an insiginficant delay in payment is not considered a concession.  A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of the payments, the debt’s original contractual maturity or original expected duration.

TDRs are designated as impaired because interest and principal payments will not be received in accordance with the original contract terms.  TDRs that are performing and on accrual status as of the date of the modification remain on accrual status.  TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonabley assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months.  TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off.  However, if the TDR loan has been modified in a subsequesnt restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be no longer designated as a TDR.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors.  Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southereastern and northern Virginia.  Loans are initially funded primarily by JMC’s lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receiveables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid.  Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2019.  JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time.  JMC has never been required to repurchase a loan and no allowance has been made as of December 31, 2019 for possible repurchases.  No provision for early default or refinancing costs is deemed necessary at December 31, 2019.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding.  While this subjects JMC to the risk interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates.  However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate.  The fair value of rate lock commitments and forward sales commitments was considered immaterial at Decmber 31, 2019.  Gains and losses on the sale of mortgages as well as orgination fees, brokerage fees, interst rate lock-in fees and other fees paid by mortgagors are include in other income on the Company’s consolidated income statement.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write‑downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At December 31, 2019 there were four properties with a combined value of $2.4 million included in other real estate owned, and at December 31, 2018 there were nine properties with a combined value of $3.7 million.

Bank Premises and Equipment and Depreciation:

Subsidiaries premises and equipment are stated at cost less accumulated depreciation. The provision for depreciation is computed using primarily the straight‑line method over the estimated useful lives of the assets, ranging from two to fifty years. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to premises and equipment as incurred. Computer software is recorded at cost and amortized over three to five years.

Intangible Assets and Amortization:

During 2012, Delmarva restructured three borrowings with the FHLB and incurred a total prepayment penalty of $1.6 million (see Note 8). The prepayment penalty was amortized to final maturity as an adjustment to interest expense and was fully amortized at December 31, 2018.

During 2019 the Company acquired Virginia Partners Bank and during 2018 Delmarva acquired Liberty Bell Bank. ASC 350, Intangibles‑Goodwill and Other (ASC350), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are amortized (see Note 18).

Long‑Lived Assets:

The carrying value of long‑lived assets and certain identifiable intangibles is reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC 360‑10 Property, Plant, and Equipment. As of December 31, 2019 and 2018, certain loans were deemed to be impaired (see Note 3).

Income Taxes:

The Company and its subsidiaries file a consolidated Federal tax return. The provision for Federal and state income taxes is based upon the consolidated results of operations, adjusted for tax‑exempt income. Deferred income taxes are provided under ASC 740‑10 Income Taxes by applying enacted statutory rates to temporary differences between financial and tax bases of assets and liabilities.

Temporary differences, which give rise to deferred tax assets relate principally to the allowance for credit losses, accumulated amortization of intangibles, impairment loss on securities, net operating loss carryforward, net losses on other real estate owned, and unrealized depreciation on securities available for sale. Temporary differences which give rise to deferred tax liabilities relate to accumulated depreciation, deferred gains and accumulated accretion of discount on debt securities.

Credit Risk:

The Company has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Subsidiaries have not experienced any losses in such accounts and management does not believe it is exposed to any significant credit risks with respect to such deposits.

Cash and Cash Equivalents:

The Company has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for purposes of reporting cash flows.

Accounting for Stock Based Compensation:

The Company follows ASC 718‑10, Compensation—Stock Compensation for accounting and reporting for stock‑based compensation plans. ASC 718‑10 defines a fair value at grant date to be used for measuring compensation expense for stock‑based compensation plans to be recognized in the statement of income.

During 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (ASU) 2016‑10 Technical Corrections and Improvements, which replaced the definition of fair value previously used in ASC 718 with the definition of fair value from ASC 820, Fair Value Measurement. The amendments affecting ASC 718‑40 were effective and applied prospectively by the Company beginning January 1, 2016. Management believes the resulting change in fair value measurement methodology is immaterial to the financial statements.

Earnings Per Share

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each year, giving retroactive effect to stock splits and dividends. Weighted average shares outstanding were 10,924,902, and 9,691,459 for the years ended December 31, 2019 and 2018, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the year, unless they are anti‑dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 14).

Recent Accounting Pronouncements

During June 2016, the FASB issued ASU 2016‑13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” ASU 2016‑13 requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization's portfolio. In addition, ASU 2016‑13 amends the accounting for credit losses on available‑for‑sale debt securities and purchased financial assets with credit deterioration. ASU 2016‑13 will be effective for U.S. Securities and Exchange Commission (SEC) filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. For public companies that are not SEC filers, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company is currently evaluating the potential impact of ASU 2016‑13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of implementing a third‑party vendor solution to assist us in the application of the ASU 2016‑13.

The adoption of the ASU 2016‑13 could result in an increase in the allowance for loan losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016‑13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016‑13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”.  The amendments in this ASU simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  Instead, under the amendments in the ASU, an entity should perform its annual, or interim, goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount.  An entity still has the option to perform the qualitative assessment for a reporting unit to determine if the quantitative impairment is necessary.  Public business entities that are U.S. Securities and Exchange Commisssion (SEC) filers should adopt the amendments in this ASU for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019.  Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after Jauary 1, 2017.  The guidance is not expected to have a significant impact on the Company’s financial positions, results of operations or disclosures.

In August 2018, the FASB issued ASU No. 2018‑13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU contains some technical adjustments related to the fair value disclosure requirements of public companies. Included in this ASU is the additional disclosure requirement of unrealized gains and losses for the period in recurring level 3 fair value disclosures and the range and weighted average of significant unobservable inputs, among other technical changes. ASU 2018‑13 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for any removed or modified disclosures. The adoption of ASU 2018‑13 is not expected to have a material impact on the Company's consolidated financial statements.

In April 2019, The FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.”  This ASU clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement including improvements resulting from various Transition Resource Group Meetings.  The amendments are effect for fiscal years beginning after December 15, 2019 and interim periods within those year.  Early adoption is permitted.  The Company is currently assessing the impact ASU 2019-04 will have on its consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326): Targeted Transition Relief.”  The amendments in this ASU provide entities that have certain instruments within the scope of Subtopic 326-20 with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, upon the adoption of Topic 326.  The fair value option election does not apply to held-to-maturity debt securities.  An entity that elects the fair value option should subsequently measure those instruments at fair value with changes in fair value flowing through earnings.  The amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  The amendements should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earning blance on the balance sheet.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2019-04 will have on its consolidated financial statements.

In November 2019, the FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses.”  This ASU addresses issues raised by stakeholders during the implementation of ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  Among other narrow-scope improvements, the new ASU clarifies guidance around how to report expected recoveries.  “Expected recoveries” describes a situation in which an organization recognizes a full or partial write-off of the amortized cost basis of a financial asset, but then later determines that the amount written off, or a portion of that amount, will in fact be recovered.  While applying the credit losses standard, stakeholders questioned whether expected recoveries were permitted on assets that had already shown credit deterioration at the time of purchase (also known as PCD assets).  In response to this question, the ASU permits organizations to record expected recoveries on PCD assets.  In addition to other narrow technical improvements, the ASU also reinforces existing guidance that prohibits organizations from recording negative allowance for available-for-sale debt securities.  The ASU includes effective dates and transition requirements that vary depending on whether or not an entity has already adopted ASU 2016-13.  The Company is currently assessing the impact that AUS 2019-11 will have on its consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes.”  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles inTopic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance.  This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments - Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815).”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without readily determinable fair values at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer.  Among other topics, the amendments clarifies that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 31, 2020, and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing the impact that ASU 2020-01 will have on its consolidated financial statements.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with FASB ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

Financial Statement Presentation

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2. Investment Securities

Securities available for sale are as follows:

	December 31, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	716	43	34,558
Mortgage-backed securities	56,275	236	90	56,421
Equity securities	4,923	42	—	4,965
	$105,269	$1,156	$169	$106,256

	December 31, 2018
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$9,469	$47	$96	$9,420
Obligations of States and political subdivisions	21,383	139	426	21,096
Mortgage-backed securities	19,942	15	553	19,404
Equity securities	1,500	—	120	1,380
	$52,294	$201	$1,195	$51,300

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2019 and 2018 are as follows:

Securities available‑for‑sale:

	December 31, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$5,269	$34	$2,000	$2	$7,269	$36
Mortgage-backed securities	11,600	32	4,489	58	16,089	90
Obligations of States and political subdivisions	4,669	43	—	—	4,669	43
Equity Securities	—	—	—	—	—	—
Total securities with unrealized losses	$21,538	$109	$6,489	$60	$28,027	$169

	December 31, 2018
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$3,973	$18	$5,927	$78	$9,900	$96
Mortgage-backed securities	5,485	111	13,440	442	18,924	553
Obligations of States and political subdivisions	9,119	81	11,977	345	21,096	426
Equity Securities	—	—	1,380	120	1,380	120
Total securities with unrealized losses	$18,577	$209	$32,724	$985	$51,300	$1,195

For individual securities classified as either available for sale or held to maturity, the Company must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating other‑than‑temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near‑term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security shall be written down to the fair value as a new cost basis and the amount of the write‑down shall be included in earnings (that is, accounted for as a realized loss).

At December 31, 2019 there were two agency securities, eight mortgage‑backed securities (MBS), and four collateralized mortgage obligations (CMO), that have been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary.  As of December 31, 2019, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the period ending December 31, 2019 the Company sold 12 securities, resulting in a gain of $10 thousand.  During the period ending December 31, 2018, the Company did not sell any securities. Thirteen securities were either matured or called during 2019, resulting in a net gain of $97 thousand. Four securities were either matured or called during 2018, resulting in no gain or loss.

The Company realized a loss of $9 thousand on equity securities during the year ended December 31, 2019.

Contractual maturities of investment securities at December 31, 2019 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities have no stated maturity and primarily reflect investments in various Pass‑through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage‑backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	December 31, 2019
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,252	$2,250
Due after one year through five years	4,030	4,026
Due after five years through ten years	20,129	20,621
Due after ten years or more	22,583	22,938
Mortgage-backed, due in monthly installments	56,275	56,421
	$105,269	$106,256

	December 31, 2018
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$5,175	$5,166
Due after one year through five years	4,727	4,649
Due after five years through ten years	10,566	10,521
Due after ten years or more	11,884	11,560
Mortgage‑backed, due in monthly installments	19,942	19,404
	$52,294	$51,300

The Company has pledged certain securities as collateral for qualified customers' deposit accounts at December 31, 2019 and 2018 as follows:

	2019	2018
Amortized cost	$9,143	$8,597
Fair value	9,179	8,632

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of December 31 are as follows:

(Dollars in thousands)	At December 31, 2019	At December 31, 2018
Originated Loans
Real Estate Mortgage
Construction and land development	$59,236	$63,376
Residential real estate	108,590	102,970
Nonresidential	325,916	292,766
Home equity loans	13,736	13,801
Commercial	52,838	46,059
Consumer and other loans	2,669	2,900
	562,985	521,872
Acquired Loans
Real Estate Mortgage
Construction and land development	$26,034	$10,276
Residential real estate	101,088	22,431
Nonresidential	222,075	59,804
Home equity loans	24,176	7,101
Commercial	60,675	12,406
Consumer and other loans	3,091	13
	437,139	112,031
Total Loans
Real Estate Mortgage
Construction and land development	$85,270	$73,652
Residential real estate	209,678	125,401
Nonresidential	547,991	352,570
Home equity loans	37,912	20,902
Commercial	113,513	58,465
Consumer and other loans	5,760	2,913
	1,000,124	633,903
Less: Unamortized discounts on acquired loans	(6,136)	(1,327)
Less: Allowance for loan losses	(7,304)	(7,063)
	$986,684	$625,513

Allowance for Loan Losses

Management has an established methodology to determine the adequacy of the allowance for loan losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for loan losses, the Company has segmented the loan portfolio into the following classifications:

•	Real Estate Mortgage
•	Construction and Land Development
•	Residential Real Estate
•	Nonresidential
•	Home Equity Loans
•	Commercial

•	Consumer and Other Loans

Each of these segments are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period for their respective segments as well as the following qualitative factors:

•	Changes in the levels and trends in delinquencies, non‑accruals, classified assets and troubled debt restructurings
•	Changes in the nature and volume of the portfolio
•	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
•	Changes in the experience, depth and ability of management
•	Changes in the national and local economic conditions and developments, including the condition of various market segments
•	Changes in the concentration of credits within each pool
•	Changes in the quality of the Company's loan review system and the degree of oversight by the Board
•	Changes in external factors such as competition and the legal environment

The above factors result in a FAS 5, as codified in FASB ASC 450‑10‑ 20, calculated reserve for environmental factors.

All credit exposures considered to have a non-pass rating with outstanding balances less than $250 thousand and all credit exposures considered to have a pass rating are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period as a percentage of total charge‑offs for the same period for their respective segments as well as the qualitative factors discussed above. The weighted average historical percentage is further adjusted based on delinquency risk trend assessments and concentration risk assessments.

All credit exposures considered to have non-pass rating with outstanding balances greater than $250 thousand are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge‑offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge‑off to the allowance.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of loan losses inherent in the loan portfolio as of December 31, 2019 and 2018.

The following table presents the total allowance by loan segment.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2018
Beginning Balance - originated loans	$647	$1,521	$3,620	$115	$625	$13	$490	$7,031
Charge‑offs—originated loans	(11)	(193)	(460)	(105)	(689)	(126)	—	(1,584)
Recoveries—originated loans	11	182	92	—	51	48	—	384
Provision—originated loans	(45)	(130)	813	125	823	79	(224)	1,441
Allowance allocation adjustment	(5)	(17)	(6)	7	(26)	—	—	(47)
Total Allowance on originated loans	597	1,363	4,059	142	784	14	266	7,225
Beginning Balance - acquired loans	—	—	9	7	16	—	—	32
Charge‑offs—acquired loans	—	—	—	—	—	—	—	—
Recoveries—acquired loans	—	—	—	—	—	—	—	—
Provision—acquired loans	—	—	—	—	—	—	—	—
Allowance allocation adjustment	5	17	6	(7)	26	—	—	47
Total Allowance on acquired loans	5	17	15	—	42	—	—	79
Balance at December 31, 2019	602	1,380	4,074	142	826	14	266	7,304
Individually evaluated for impairment:
Balance in allowance	$—	$216	$82	$—	$274	$—	$—	$572
Related loan balance	723	3,905	11,449	9	2,238	—	—	18,324
Collectively evaluated for impairment:
Balance in allowance	$602	$1,164	$3,992	$142	$552	$14	$266	$6,732
Related loan balance	84,027	205,381	533,101	37,706	109,759	5,690	—	975,664

Note: The balances above include unamortized discounts on acquired loans of $6.1 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2017	$589	$1,583	$3,269	$161	$520	$16	$565	$6,703
Charge‑offs—originated loans	(58)	(332)	(453)	(20)	(129)	(161)	—	(1,153)
Recoveries—originated loans	9	109	80	41	48	51	—	338
Provision—originated loans	107	161	733	(60)	202	107	(75)	1,175
Allowance allocation adjustment	—	—	(9)	(7)	(16)	—	—	(32)
Total Allowance on originated loans	647	1,521	3,620	115	625	13	490	7,031
Charge‑offs—acquired loans	—	—	—	—	—	—	—	—
Recoveries—acquired loans	—	—	—	—	—	—	—	—
Provision—acquired loans	—	—	—	—	—	—	—	—
Allowance allocation adjustment	—	—	9	7	16	—	—	32
Total Allowance on acquired loans	—	—	9	7	16	—	—	32
Balance at December 31, 2018	647	1,521	3,629	122	641	13	490	7,063
Individually evaluated for impairment:
Balance in allowance	$—	$580	$278	$6	$178	$—	$—	$1,042
Related loan balance	8,708	8,082	6,239	693	1,732	—	—	25,454
Collectively evaluated for impairment:
Balance in allowance	$647	$941	$3,351	$116	$463	$13	$490	$6,021
Related loan balance	64,943	117,104	345,583	20,088	56,490	2,914	—	607,122

Note: The balances above include unamoritized discounts on acquired loans of $1.3 million.

The Company had an unallocated amount (overage) of approximately $266 thousand in the allowance that is reflected in the above table as of December 31, 2019. The Company had an unallocated amount (overage) of approximately $490 thousand  in the allowance that is reflected in the above table as of December 31, 2018. Management is comfortable with this amount as they feel it is adequate to absorb additional inherent potential losses in the loan portfolio.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the period ending December 31, 2019. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company's internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Company's internal risk ratings are as follows:

1	Excellent—minimal risk. (normally supported by pledged deposits, United States government securities, etc.)
2	Superior—low risk. (all of the risks associated with this credit based on each of the bank's creditworthiness criteria are minimal)

3	Good—moderately low risk. (most of the risks associated with this credit based on each of the bank's creditworthiness criteria are minimal)
4	Fair/Watch—moderate risk. (the weighted overall risk associated with this credit based on each of the bank's creditworthiness criteria is acceptable)
5	Marginal—moderately high risk. (possesses deficiencies which corrective action by the bank would remedy; potential watch list)
6	Substandard—(the bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected)
7	Doubtful—(weaknesses make collection or liquidation in full, based on currently existing facts, improbable)
8	Loss—(of little value; not warranted as a bankable asset)

Non‑accruals

In general, a loan will be placed on non‑accrual status at the end of the reporting month in which the interest or principal is past due more than 90 days. Exceptions to the policy are those loans that are in the process of collection and are well secured. A well‑secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.  Interest that would have accrued under the terms of loans that were placed on nonaccrual totaled $255 thousand and $329 thousand for the years ended December 31, 2019 and 2018, respectively.  Loans past due 90 days or more and still accruing interest totaled $5 thousand and $606 thousand for the years ended December 31, 2019 and 2018 respectively.  Management believes these particular loans are well secured and are in the process of collection of all amounts owed.

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2019	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total
	Dollars in Thousands
Excellent	$—	$—	$405	$—	$6,089	$111	$6,605
Superior	—	139	3,652	122	1,818	1	5,732
Good	83,773	200,999	525,465	37,528	99,973	5,557	953,295
Fair	757	3,373	7,710	64	1,710	20	13,634
Marginal	—	511	—	—	—	—	511
Substandard	221	4,264	7,319	—	2,407	—	14,211
TOTAL	$84,751	$209,286	$544,551	$37,714	$111,997	$5,689	$993,988
Non-Accrual	$177	$1,620	$2,608	$5	$131	$—	$4,541
Troubled debt restructures	$—	$2,323	$7,934	$—	$38	$—	$10,295
Number of TDR accounts	—	12	20	—	1	—	33
Breakdown of TDRs
TDRs on Non-accrual	$—	$904	$926	$—	$38	$—	$1,868
TDRs Past Due 30-89	—	—	—	—	—	—	—
Performing TDRs	—	1,419	7,008	—	—	—	8,427
TOTAL	$—	$2,323	$7,934	$—	$38	$—	$10,295
Total Non-performing TDR accounts	$—	$904	$926	$—	$38	$—	$1,868
Number of non‑performing TDRs	—	3	3	—	1	—	7

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2018	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total
	Dollars in Thousands
Excellent	$—	$—	$1,143	$—	$9,631	$125	$10,899
Superior	—	156	7,523	110	2,011	4	9,805
Good	73,069	113,777	328,178	19,624	43,863	2,785	581,295
Fair	25	3,658	8,059	941	2,106	—	14,788
Marginal	338	112	69	—	268	—	787
Substandard	220	7,482	6,851	107	343	—	15,003
TOTAL	$73,652	$125,185	$351,823	$20,782	$58,222	$2,914	$632,576
Non-Accrual	$220	$4,440	$4,203	$107	$178	$—	$9,148
Troubled debt restructures	$40	$7,162	$10,301	$107	$—	$206	$17,816
Number of TDR accounts	1	20	27	1	—	3	52
Breakdown of TDRs
TDRs on Non-accrual	$40	$3,183	$2,506	$107	$—	$175	$6,012
TDRs Past Due 30-89	—	—	640	—	—	31	671
Performing TDRs	—	3,979	7,155	—	—	—	11,134
TOTAL	$40	$7,162	$10,301	$107	$—	$206	$17,816
Total Non-performing TDR accounts	$40	$3,183	$3,146	$107	$—	$206	$6,682
Number of non‑performing TDRs	1	9	9	1	—	3	23

The following table includes an aging analysis of the recorded investment of past due financing receivables as of December 31, 2019 and 2018:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2019	Past Due*	Past Due**	Past Due***	Past Due	Balance	Receivables**	and Accruing
	Dollars in Thousands
Real Estate
Constructions and land development	$424	$—	$177	$601	$84,669	$85,270	$—
Residential	1,296	677	702	2,675	207,003	209,678	—
Nonresidential	635	144	1,823	2,602	545,389	547,991	—
Home equity loans	—	—	—	—	37,912	37,912	—
Commercial	231	1,207	94	1,532	111,981	113,513	—
Consumer and other loans	1	19	—	20	5,740	5,760	5
TOTAL	$2,587	$2,047	$2,796	$7,430	$992,694	$1,000,124	$5

*      Includes $956 thousand of non‑accrual loans.

**   Includes $81 thousand of non-accrual loans.

*** Includes $2.6 million of non-accrual loans.

Total financing receivable balances do not include unamortized discounts of $6.1 million.

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2018	Past Due	Past Due	Past Due*	Past Due	Balance	Receivables**	and Accruing
	Dollars in Thousands
Real Estate
Constructions and land development	$9	$200	$378	$587	$73,065	$73,652	$338
Residential	1,277	383	1,615	3,275	122,126	125,401	—
Nonresidential	867	1,542	2,751	5,160	347,410	352,570	—
Home equity loans	15	—	107	122	20,780	20,902	—
Commercial	1,028	33	268	1,329	57,136	58,465	268
Consumer and other loans	7	—	—	7	2,906	2,913	—
TOTAL	$3,203	$2,158	$5,119	$10,480	$623,423	$633,903	$606

*      Includes $4.5 million of non‑accrual loans.

Total financing receivable balances do not include unamortized discounts $1.3 million.

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

		Unpaid	Interest			Average
	Recorded	Principal	Income	Specific		Recorded
December 31, 2019	Investment	Balance	Recognized	Reserve		Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—		$—	$—
Residential real estate	727	727	—		216	2,337
Nonresidential real estate	2,456	2,456	260		82	2,866
Home equity loans	—	—	—		—	—
Commercial	1,274	1,274	53		274	659
Consumer and other loans	—	—	—		—	—
Total impaired loans with specific reserves	$4,457	$4,457	$313		$572	$5,862
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$723	$545	$34		$—	$471
Residential real estate	4,064	4,717	243		—	4,566
Nonresidential real estate	9,734	9,266	909		—	11,181
Home equity loans	9	9	17		—	351
Commercial	1,078	1,078	87		—	1,441
Consumer and other loans	—	—	—		—	—
Total impaired loans with no specific reserve	$15,608	$15,615	$1,290	—	—	$18,010
TOTAL	$20,065	$20,072	$1,603		$572	$23,872

Total impaired loans of $20.1 million at December 31, 2019 include PCI loan balances of $5.4 million, which are net of a discount of $812 thousand. Total impaired loans also included $946 thousand of loans which did not meet the criteria whereby an individual evaluation for impairment was required. Total impaired loans of $27.7 million at December 31, 2018 include PCI loan balances of $1.1 million, which are net of a discount of $582 thousand. Total impaired loans also included $1.1 million of loans which did not meet the criteria whereby an individual evaluation for impairment was required. These loans were pooled with all other loans not requiring an evaluation for individual impairment and reviewed and analyzed using the weighted average historical charge‑offs over a current three year period for their respective segments along with the qualitative factors stated previously in this disclosure, to result in a ASC 450‑10‑20 (FAS 5) calculated reserve.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2018	Investment	Balance	Recognized	Reserve	Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$16
Residential real estate	3,947	4,075	174	586	4,934
Nonresidential real estate	3,276	3,276	246	412	3,674
Home equity loans	—	—	—	—	55
Commercial	44	44	2	44	22
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$7,267	$7,395	$422	$1,042	$8,701
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$220	$360	$1	$—	$264
Residential real estate	5,068	6,318	228	—	3,555
Nonresidential real estate	12,629	13,545	1,015	—	10,427
Home equity loans	693	693	28	—	347
Commercial	1,805	1,805	112	—	1,080
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$20,415	$22,721	$1,384	$—	$15,673
TOTAL	$27,682	$30,116	$1,806	$1,042	$24,374

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	December 31, 2019	December 31, 2018
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$6,428	$1,692
Carrying amount	5,373	1,110
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$430,711	$110,339
Carrying amount	425,630	109,594
Total acquired loans
Outstanding balance	$437,139	$112,031
Carrying amount	431,003	110,704

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310‑20:

Dollars in Thousands	December 31, 2019	December 31, 2018
Balance at beginning of period	$745	$—
Acquisitions	673	1,703
Accretion	(415)	(958)
Balance at end of period	$1,003	$745

Non‑accretable yield on purchased credit impaired loans was $401 thousand and $463 thousand at December 31, 2019 and 2018, respectively.

The Company makes loans to customers located primarily within Wicomico and Worcester Counties, Maryland, Sussex County, Delaware, Camden and Burlington Counties, New Jersey, and Fredericksburg, Virginia. A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Included in the amounts listed above are loans receivable from directors, principal officers, and stockholders of $17.9 million and $5.2 million at December 31, 2019 and 2018, respectively. During 2019 and 2018 loan additions totaled $17.1 million and $120 thousand, respectively.   Of this amount, $11.2 million was due to the existing related party loans on Partners books that the Company assumed during the share exchange.  During 2019 and 2018 repayments totaled $3.2 million and $2.2 million, respectively. There were also loan balances of $1.2 million that were receivable from prior directors who retired effective at the end of 2018.  These loans were made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers, including interest rates and collateral. They do not involve more than normal risk of collectability or present other unfavorable terms.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non‑accrual loans as of December 31, 2019.

Note 4. Premises, Equipment and Depreciation

A summary of premises and equipment, at cost, and accumulated depreciation is as follows:

	2019	2018
Land	$2,917	$2,753
Buildings and improvements	12,106	8,724
Furniture and equipment	14,360	12,841
Total premises and equipment	29,383	24,318
Less: accumulated depreciation	15,678	14,270
Net premises and equipment	$13,705	$10,048

Depreciation expense totaled $1.2 million and $925 thousand for the years ended December 31, 2019, and 2018, respectively.

Note 5. Income Taxes

Components of income tax expense for the years ended December 31, 2019 and 2018 are as follows:

	2019	2018
Current
Federal	$62	$64
State	954	812
Total current	1,016	876
Deferred income tax (liabilities) benefits:
Federal	1,509	1,587
State	106	(104)
Total deferred	1,615	1,483
Income tax expense	$2,631	$2,359

The change in deferred taxes for the year ended December 31, 2019 does not equal deferred tax expense in the amount of approximately $1.1 million as a result of purchase accounting related to the Partners acquisition.

A reconciliation of tax computed at the Federal statutory income tax rate of 21% to the actual expense for the year ended December 31, 2019 and 2018 is as follows:

	2019	2018
Tax at Federal statutory income tax rate	$1,790	$1,647
Tax effect of:
Tax exempt income	(146)	(89)
Other	149	242
State income taxes, net of Federal tax benefit	838	559
Income tax expense	$2,631	$2,359

Income taxes included in the balance sheets are as follows:

	2019	2018
Deferred income tax assets:
Allowance for credit losses and unfunded commitments	$1,841	$1,169
Net operating loss carryforward	275	1,949
Accumulated amortization on intangibles	28	36
Impairment loss on investment securities	—	27
Net losses on other real estate owned	1,132	1,146
Stock option expense	108	25
Discounts on acquired loans	1,539	354
Other real estate owned valuation	406	432
Other	181	21
	5,510	5,159
Valuation allowance	(275)	—
	5,235	5,159
Deferred tax liabilities:
Accumulated depreciation	72	170
Accumulated amortization on core deposit intangible	840	286
Deferred gain	134	136
Net depreciation on securities available for sale	249	(263)
Purchase discounts	36	—
Accumulated securities discount accretion	65	1
	1,396	330
Net deferred income tax asset	$3,839	$4,829

The Company has a state net operating loss of approximated $3.9 million.  Losses incurred through December 31, 2017 have a 20 year life.  Losses incurred in 2018 and after do not expire.  Management has determined that this deferred tax asset will not be realizable in the future, and accordingly has recorded a valuation allowance of $275 thousand, the full value of the state net operating loss carryforward included in the deferred tax asset.  Except for state net operating losses at the holding company, management has determined that no other valuation allowance is required as it is more likely than not that the other deferred tax assets will be fully realizable in the future.

At December 31, 2019 and 2018, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes. The Bank's Federal and state income tax returns are subject to examination by the IRS and/or state tax authorities. The tax years that remain subject to examination by the Federal government and the State of Maryland include the tax years ended December 31, 2016 and after. The tax years that remain subject to examination by the State of New Jersey include the tax years ended December 31, 2015 and after. The tax years that remain subject to examination by the State of Virginia include the tax years ended December 31, 2016 and after. The company’s policy is to record interest and penalty as a component of tax expense

Note 6. Deposits

Time deposits and their remaining maturities at December 31, 2019 are as follows:

2020	$240,424
2021	73,261
2022	88,081
2023	33,005
2024	10,424
2025 and thereafter	33
Total time deposits	$445,228

Interest expense on deposits for the years ended December 31, 2019 and 2018 is as follows:

	2019	2018
NOW	$217	$118
Money market	243	202
Savings	108	96
Time, $100,000 or more	2,901	1,692
Other time	2,966	1,682
	$6,435	$3,790

Deposit balances of officers and directors and their affiliated interests totaled approximately $12.0 million and $7.0 million as of December 31, 2019 and 2018, respectively.

Deposit accounts in an overdraft position totaled approximately $134 thousand and $255 thousand as of December 31, 2019 and 2018, respectively.

Some of the Company's CD deposits are through participation in the Certificate of Deposit Account Registry Service (CDARS). These deposits totaled $4.3 million and $2.1 million at December 31, 2019 and 2018, respectively.

Note 7. Other Income

Other income consists of the following:

	2019	2018
Investment fees and commissions	$23	$64
Safe deposit box rentals	47	45
Mortgage division fees	608	179
Visa debit income	935	872
Other non‑interest income	1,039	638
	$2,652	$1,798

Note 8. Credit Facilities

The Company owns capital stock of the Federal Home Loan Bank of Atlanta (FHLB) as a condition for $308.6 million in convertible advance credit facilities from the FHLB. As of December 31, 2019, the Company had remaining credit availability of $211.7 million under these facilities.

FHLB advances included in the balance sheet as of December 31, 2019 and 2018 are as follows:

Long-term advances	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,393	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,437	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	48,830

Short-term advances	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	1.73%	January 2020	Fixed, at maturity
Fixed rate	4,500	1.76%	January 2020	Fixed, at maturity
Fixed rate	7,600	1.68%	January 2020	Fixed, at maturity
Fixed rate	7,700	1.68%	January 2020	Fixed, at maturity
Fixed rate	6,000	1.70%	January 2020	Fixed, at maturity
Fixed rate	3,200	1.71%	January 2020	Fixed, at maturity
Fixed rate	7,000	1.70%	January 2020	Fixed, at maturity
Total short-term advances	48,000

Long-term advances	December 31, 2018
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	15,000	1.51%	June 2019	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Convertible**	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,821	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,668	1.99%	March 2026	Fixed, paid quarterly
Total long-term advances	43,489

Short-term advances	December 31, 2018
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	7,000	2.65%	January 2019	Fixed, at maturity
Total short-term advances	7,000

* In May 2018 the Company borrowed an additional $10.0 million with interest payable quarterly fixed at $2.68%, maturing in May 2021. The FHLB has the option of converting the rate on this long‑term borrowing to a three month LIBOR‑based floating rate in May 2020.

** In May 2015, the Company borrowed an additional $10.0 million with interest payable quarterly fixed at 1.08%, maturing in May 2020. The FHLB had the option of converting the rate on this long‑term borrowing to a three month LIBOR‑based floating rate at any time. In May of 2018 the FHLB exercised the convertible option and the Bank paid off the advance.

In June 2005, the Company borrowed $5.0 million from the FHLB with interest payable quarterly fixed at 3.78% through June 2010, maturing in June 2015. The FHLB had the option of converting the rate on this borrowing to a three month LIBOR based floating rate in 2010, however it chose not to do so, therefore the rate on this borrowing would have remained at 3.78% until maturity. During 2012, this borrowing was restructured to a three month LIBOR based floating rate for the first two years, then adjusting to 1.83% until maturity in December 2018. Due to a prepayment penalty of $405 thousand, which was amortized to final maturity as an adjustment to interest expense, the effective rate was the three month LIBOR based floating rate plus 1.35% for the first two years, adjusting to 3.18% until maturity. As of December 31, 2018 the premium was fully amortized.

In September 2005, the Company borrowed an additional $5 million with interest payable quarterly fixed at 4.06% through September 2009, maturing in September 2015. The FHLB had the option of converting the rate on this borrowing to a three month LIBOR based floating rate in 2009, however it chose not to do so, therefore the rate on this borrowing would have remained at 4.06% until maturity. During 2012, this borrowing was restructured to a three month LIBOR based floating rate for the first two years, then adjusting to 1.83% until maturity in December 2018. Due to a prepayment penalty of $500 thousand, which was amortized to final maturity as an adjustment to interest expense, the effective rate was the three month LIBOR based floating rate plus 1.67% for the first two years, adjusting to 3.50% until maturity. As of December 31, 2018 the premium was fully amortized.

In September 2006, the Company borrowed an additional $5 million with interest payable quarterly fixed at 4.57% through September 2011, maturing in September 2016. The FHLB has the option of converting the rate on this long‑term borrowing to a three month LIBOR‑based floating rate in 2011, however it chose not to do so, therefore the rate on this borrowing would have remained at 4.57% until maturity. During 2012, this borrowing was restructured to a three month LIBOR based floating rate for the first two years, then adjusting to 1.83% until maturity in December 2018. Due to a prepayment penalty of $740 thousand, which was amortized to final maturity as an adjustment to interest expense, the effective rate was the three month LIBOR based floating rate plus 2.47% for the first two years, adjusting to 4.30% until maturity. As of December 31, 2018 the premium was fully amortized.

Average short‑term borrowing under FHLB approximated $9.3 million and $1.4 million for the years ended December 31, 2019 and 2018, respectively.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $223.5 million and $135.8 million at December 31, 2019 and 2018, respectively.

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

The proceeds of these long‑term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5 million and unsecured credit availability of $59 million with various correspondent banks for short‑term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At December 31, 2019, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $7 thousand and $8 thousands, respectively. At December, 2018 there were no borrowings outstanding, and securities pledged under this credit facility had an amortized cost and fair value of $8 thousand and $9 thousand, respectively.

The Company has pledged investment securities available for sale with a combined amortized cost and fair value of $2.3 million with the FRB to secure Discount Window borrowings at December 31, 2019.  There were no pledged securities at December 31, 2018.  At December 31, 2019 and 2018 there were no outstanding borrowings under these facilities.

The Company provides Johnson Mortgage Company (JMC) a line of credit.  In addition, JMC has a line of credit with another financial institution in the amount of $3.0 million.  The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (4.0% at December 31, 2019). The rate is subject to change the first of every month.  Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand.  The line of credit is set to renew or mature on May 31, 2020.  The balance outstanding at December 31, 2019 was $576 thousand.  Interest expense on the line of credit was $14 thousand during the year ended December 31, 2019

Maturities on long‑term debt over the next five years and thereafter are as follows:

2020	$73,659
2021	16,659
2022	5,659
2023	337
2024 and thereafter	516

Note 9. Profit Sharing Plan

Both Delmarva and Partners have a defined contribution 401(k) profit sharing plan covering substantially all full‑time employees. Under the 401(k) provision both banks are currently matching 50% of employee contributions of up to 6% of their compensation as defined under the plan. Partners also retains a discretionary profit sharing plan in which the bank contributes 3% of the employees’ pay regardless of whether the employees contribute. Additional employer contributions are at the discretion of the Board of Directors. The Company’s contributions to this plan totaled $207 thousand and $169 thousand, for the years ended December 31, 2019 and 2018, respectively.

Note 10. Lease Commitment

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using a modified-retrospective approach, whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed the Company to carry forward the historical lease classifications. Additionally, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

The Company leases eighteen locations for administrative offices and branch locations. Sixteen leases were classified as operating leases and two as a finance lease. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25,000 are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The Company has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets are limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset and a corresponding lease liability of $3.6 million on January 1, 2019.

The following tables present information about the Company’s leases for the year ended December 31, 2019:

Dollars in Thousands
Balance Sheet
Operating Lease Amounts
Right-of-use asset classified as premises and equipment	$4,504
Lease liability classified as other liabilities	4,797
Finance Lease Amounts
Right-of-use asset classified as premises and equipment	$1,961
Lease liability classified as other liabilities	2,355

Income Statement
Operating lease cost classified as premises and equipment	$511
Finance lease cost classified as borrowings	25

Weighted average lease term - Operating Leases (Yrs.)	8.39
Weighted average lease term - Finance Leases (Yrs.)	14.09
Weighted average discount rate - Operating Leases (1)	2.79%
Weighted average discount rate - Finance Leases (1)	2.87%
Operating outgoing cash flows from operating leases	$516
Operating outgoing cash flows from finance leases	$74

(1) The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$785
One to three years	1,240
Three to five years	1,127
Over 5 years	2,369
Total undiscounted cash flows	5,521
Less: Discount	(724)
Lease Liabilities	$4,797

Finance Leases:
One year or less	$168
One to three years	357
Three to five years	380
Over 5 years	1,988
Total undiscounted cash flows	2,893
Less: Discount	(538)
Lease Liabilities	$2,355

Note 11. Other Operating Expenses

Other operating expenses include the following:

	2019	2018
Professional services	$399	$309
Stationery, printing and supplies	224	282
Postage and delivery	205	181
FDIC assessment	356	584
State bank assessment	16	3
Directors fees and expenses	289	298
Marketing	313	267
Correspondent bank services	84	84
ATM expenses	859	703
Telephones and mobile devices	502	432
Membership dues and fees	78	81
Legal fees	233	273
Audit and related professional fees	126	112
Insurance	180	178
Bank acquisition costs	921	1,637
Other	2,812	2,153
	$7,597	$7,577

Note 12. Stock Option Plans

Delmar Bancorp Stock Option Plan

The Company had employee and director stock option plans and had reserved shares of stock for issuance thereunder. Options granted under these plans had a ten‑year life with a four‑year vesting period that began one year after date of grant, and were exercisable at a price equal to the fair value of the Company's stock on the date of the grant. Each award from all plans was evidenced by an award agreement that specified the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the grantor determines. The plan term ended in 2014, therefore no new options can be granted.  During 2018 5,000 stock options were exercised from the Delmar Bancorp stock option plan at an exercise price of $1.98.  No stock options were exercised during 2019.  All remaining options expired during 2019.

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
December 31, 2019	13,895	$9.05	$125,750	4,514	$9.05	$40,852

Liberty Bell Stock Option Plan

In 2004 Liberty Bell Bank adopted the 2004 Incentive Stock Option Plan and the 2004 Non‑Qualified Stock Option Plan, which were stock‑based incentive compensation plans (the Liberty Plans). In February 2014 the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with Delmar Bancorp in February 2018. In accordance with the terms of the Agreement of Merger between Delmar and Liberty, the Liberty Plan was assumed by Delmar, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of Delmar at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of Delmar common stock into which shares of Liberty common stock were convertible in the Merger, which was 0.2857

(the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.  No options were exercised during the year ended December 31, 2019.  During 2018, 5,062 options were exercised at an exercise price of $4.14.

Remaining options for 8,709 shares were outstanding as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
December 31, 2019	2,355	$4.14	$9,750	6,354	$4.14	$26,306

Virginia Partners Stock Option Plan

In 2015 Virginia Partners Bank adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted.  The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years.  Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years.  Partners previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees.  In April 2015 the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan.  Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan.  The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful.  Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of the Share Exchange, each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase Delmar common stock.  In addition, Delmar assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued.  As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of Delmar common stock at a weighed average exercise price of $6.13 per share.  The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of Delmar common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions for 2019 is as follows:

	December 31, 2019
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of year	—	$—
Granted	256,294	6.13	3.81
Exercised	(8,589)	5.83
Forfeited	—	—
Outstanding at end of year	247,705	$6.14	3.81	$485,677

Options exercisable at December 31, 2019	247,705	$6.14

Weighted average fair value of options granted during the year	$1.37

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on December 31, 2019.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31, 2019
Dividend yield	1.34%
Expected life	1.91
Expected volatility	4.34%
Risk-free interest rate	1.60%

The expected volatility is based on Delmar’s recent historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on the contractual life and vesting period for the respective stock option.  The dividend yield assumption is based on Delmar’s expectation of dividend payouts.

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2019.

Note 13. Restricted Stock Plan

The Company has an employee and director restricted stock plan and has reserved 405,805 shares of stock for issuance thereunder. The Company has adopted the Plan, pursuant to which employee and directors of the Company may acquire shares of common stock. The Plan was adopted by the Company's Board of Directors in April 2014, and, subject to the right of the Board of Directors to terminate the Plan at any time, terminates on June 30, 2018. The termination of the Plan, either at the scheduled termination date or before such date, will not affect any award issued prior to termination. During 2017 and 2018 the Company awarded 5,000 and 9,000 shares, respectively, to individual employees based on certain employment criteria. These shares will vest over two or three years, based on the specific employment agreement. Each award from the plan is evidenced by an award agreement that specifies the vesting period of the restricted stock plan, the number of shares to which the award pertains, and such other provisions as the grantor determines.

As of December 31, 2019 non‑vested restricted stock awards totaling 6,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2018	9,000	$7.30
Vested in 2019	(3,000)	7.30
Nonvested Awards December 31, 2019	6,000	$7.30

As stated in Note 1, the Company follows ASC Topic 718‑10 which requires that restricted stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted in 2018 and 2019 is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC Topic 718‑10, during 2018 the Company recognized restricted stock‑based compensation expense of $36 thousand, or $26 thousand net of tax, related to the 2014 restricted stock awards. During 2019 the Company recognized stock‑based compensation expense of $22 thousand, or $16 thousand net of tax, related to the 2014 restricted stock awards. Unrecognized restricted stock‑based compensation expense related to 2014 restricted stock awards totaled approximately $26 thousand at December 31, 2019. The remaining period over which this unrecognized expense is expected to be recognized is approximately one year.

Note 14. Earnings Per Share

Diluted earnings (loss) per share are calculated as follows:

	Year Ended December 31,
(Dollars in thousands, except per share data)	2019	2018
Net income	$5,893	$5,482
Net income attributable to noncontrolling interest	(10)	—
Net income applicable to basic earnings per common share	5,883	5,482
Weighted average shares outstanding	10,925	9,691
Basic earnings per share	$0.538	$0.566
Effect of dilutive securities:
Weighted average shares outstanding under options Delmar 2004 stock option plan (1)	7	27
Weighted average exercise price per share	$9.05	$9.05
Assumed proceeds on exercise	$63	$244
Average market value per share	$7.46	$7.47
Weighted average shares outstanding under options Liberty 2004 stock option plan	12	12
Weighted average exercise price per share	$3.98	$3.98
Assumed proceeds on exercise	$48	$48
Average market value per share	$7.46	$7.47
Less: Treasury stock purchased with assumed proceeds from exercise	6	6
Weighted average shares outstanding under options Partners 2015 stock option plan	32	—
Weighted average exercise price per share	$6.14	$—
Assumed proceeds on exercise	$196	$—
Average market value per share	$7.00	$—
Less: Treasury stock purchased with assumed proceeds from exercise	26	—
Weighted average shares outstanding under restricted stock plans (2)	9	10
Diluted weighted average shares and common stock equivalents	10,946	9,707
Diluted earnings per share	$0.537	$0.565

(1)	Options were excluded from the calculation of dilutive earnings per share because they are anti‑dilutive.
(2)	Includes vested shares not yet issued and nonvested shares as of December 31.

Note 15. Regulatory Capital Requirements

The Company and the Banks are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Banks’ financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital adequacy guidelines that involve quantitative measures of the Banks’ assets, liabilities, and certain off‑balance‑sheet items as calculated under regulatory accounting practices. The Banks’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk‑weighted assets, Tier I capital to average assets, and beginning in 2015, common equity Tier I capital to risk‑weighted assets.

Management believes as of December 31, 2018 that the Company and the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2018, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk‑based, Tier I risk‑based, Tier I leverage and, beginning in 2015, common equity Tier I risk‑based ratios. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

The Common Equity Tier I (beginning in 2015), Tier I and Total capital ratios are calculated by dividing the respective capital amounts by risk‑weighted assets. Risk‑weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off‑balance‑sheet items, among other things. The leverage ratio is calculated by dividing Tier I capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules will require the Banks and Bancorp to maintain (i) a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier I plus Tier 2) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier I capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Banks or Bancorp. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier I capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2019 and 2018 for the Banks and Bancorp under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2018 based on the phase‑in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules have been fully phased‑in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company's and the Banks’ capital amounts and ratios as of December 31, 2019 and 2018 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$131,443	13.1%	$105,140	10.5%	$—	N/A
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	85,113	8.5%	—	N/A
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	70,224	7.0%	—	N/A
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	117,374	11.9%	39,331	4.0%	—	N/A
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

As of December 31, 2018
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$72,344	11.8%	$60,466	9.9%	$—	N/A
The Bank of Delmarva	71,498	11.7%	60,425	9.9%	61,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	48,220	7.9%	—	N/A
The Bank of Delmarva	64,170	10.5%	48,187	7.9%	48,952	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	58,516	9.6%	39,035	6.4%	—	N/A
The Bank of Delmarva	64,170	10.5%	39,009	6.4%	39,774	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	58,516	8.0%	29,377	4.0%	—	N/A
The Bank of Delmarva	64,170	8.7%	29,377	4.0%	36,721	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s and the Banks’ regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and the Banks’ net profits for the current year plus its retained net profits for the preceding two years.

Note 16. Fair Values of Financial Instruments

The following table shows the estimated fair value and the related carrying values of the Company's financial instruments at December 31, 2019 and 2018. Items that are not financial instruments are not included. Amounts are shown in thousands (000).

	December 31,		December 31,
Dollars are in thousands	2019		2018
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$36,295	$36,295	$24,347	$24,347
Interest bearing deposits	27,586	27,586	4,093	4,093
Federal funds sold	31,230	31,230	1,254	1,254
Securities:
Available for sale	106,256	106,256	51,300	51,300
Loans, net of allowance for credit losses	990,239	976,636	625,513	604,290
Accrued interest receivable	3,138	3,138	2,103	2,103
Federal Home Loan Bank stock	5,180	5,180	2,652	2,652
Atlantic Central Bankers stock	131	131	131	131
Other investments	2,838	2,838	1,537	1,537
Financial liabilities:
Deposits	$1,006,781	$1,008,842	$614,926	$570,509
Accrued interest payable	572	572	392	392
FHLB advances, notes payable, and financing leases	106,270	109,260	56,989	56,979
Unrecognized financial instruments:
Commitments to extend credit	$184,376	$184,376	$114,395	$114,395
Standby letters of credit	4,045	4,045	3,276	3,276

For purposes of the above disclosures of estimated fair value, the following assumptions were used.

Cash and cash equivalents:

The estimated fair value for cash and due from banks, interest‑bearing deposits in other banks, and Federal funds purchased is considered to approximate cost because of their short‑term nature.

Investment securities:

Estimated fair values are based on quoted market prices for actual or similar instruments or estimated using discounted cash flows. The discounts used are estimated using comparable market rates for similar types of instruments adjusted to be commensurate with the audit risk, overhead costs, and optionality of such investments. See Note 17 for further discussion.

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

Other assets and liabilities:

Other assets and liabilities of the Company that are not defined as financial instruments are not included in the above disclosures, such as property and equipment. Also, non‑financial instruments typically not recognized in the financial statements nevertheless may have value but are not included in the above disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill, and similar items.

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments not disclosed elsewhere as of December 31, 2019 and 2018. This table excludes financial instruments for which the carrying amount approximates fair value.

Dollars are in thousands			Fair Value Hierarchy
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
December 31, 2019
Financial assets:
Loans, net	$990,239	$976,636	$—	$—	$976,636
Financial liabilities:
Interest-bearing deposits	$745,150	$747,211	$—	$747,211	$—
FHLB advances, notes payable, and financing leases	106,270	109,260	—	109,260	—

December 31, 2018
Financial assets:
Loans, net	$625,513	$604,290	$—	$—	$604,290
Financial liabilities:
Interest bearing deposits	$429,450	$393,813	$—	$393,813	$—
FHLB advances and notes payable	56,989	56,979	—	56,979	—

Note 17. Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820‑10 Fair Value Measurements and Disclosures which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available‑for‑sale investments securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1—Quoted prices in active markets for identical assets or liabilities

Level 2—Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3—Significant unobservable inputs (including the Bank's own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.

The following table presents fair value measurements on a recurring basis as of December 31, 2019 and 2018:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2019
Securities available for sale:
Obligations of U.S. Government agencies	$—	$10,312	$—	$10,312
Obligations of States and political subdivisions	—	34,558	—	34,558
Mortgage-backed securities	—	56,421	—	56,421
Equity securities	—	4,965	—	4,965
Total securities available for sale	$—	$106,256	$—	$106,256
December 31, 2018
Securities available for sale:
Obligations of U.S. Government agencies	$—	$9,420	$—	$9,420
Obligations of States and political subdivisions	—	21,096	—	21,096
Mortgage-backed securities	—	19,404	—	19,404
Equity securities	—	1,380	—	1,380
Total securities available for sale	$—	$51,300	$—	$51,300

Securities available‑for‑sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, which are considered level 2 inputs. For these securities, management obtains fair value measurements from an independent pricing service.

The Company may also be required, from time to time, to measure certain other financial and non‑financial assets and liabilities at fair value on a non‑recurring basis in accordance with GAAP. The following table presents all fair value measurements on a non‑recurring basis as of December 31, 2019 and 2018:

Dollars are in thousands				Fair
December 31, 2019	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$19,493	$19,493
OREO	—	2,417	—	2,417
Total	$—	$2,417	$19,493	$21,910
December 31, 2018
Impaired loans	$—	$—	$26,640	$26,640
OREO	—	3,660	—	3,660
Total	$—	$3,660	$26,640	$30,300

Measured on a Non‑Recurring Basis:

Financial Assets and Liabilities

The Company is predominantly a cash flow lender with real estate serving as collateral on a majority of loans. Loans which are deemed to be impaired financial assets are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. The Company determines such fair values from independent appraisals, which management considers level 3 inputs.

Non Financial Assets and Non Financial Liabilities

The Company has no non‑financial assets or non‑financial liabilities measured at fair value on a recurring basis. Certain non‑financial assets and non‑financial liabilities typically measured at fair value on a non‑recurring basis include foreclosed assets (upon initial recognition or subsequent impairment), non‑financial assets and non‑financial liabilities measured at fair value in the second step of a goodwill impairment test, and intangible assets and other non‑financial long‑lived assets measured at fair value for impairment assessment.

Foreclosed real estate were adjusted to their fair values, resulting in an impairment charge, which was included in earnings for the year. Foreclosed real estate, which are considered to be non‑financial assets, have been valued using a market approach at the time they are recorded in OREO. The values were determined using current market prices of similar real estate assets, which the Company considers to be level 2 inputs.

Note 18. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumes, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019.

Goodwill:  The Company acquired goodwill in the purchases of Liberty Bell Bank and Virginia Partners Bank (see Note 20 and 21). The following table provides changes in goodwill for the periods ended December 31, 2019 and December 31, 2018:

	December 31,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$5,237	$—
Liberty Bell Bank acquisition	—	5,237
Virginia Partners Bank acquisition	4,154	—
Impairment	—	—
Balance at the end of the period	$9,391	$5,237

Core Deposit Intangible:  The Company acquired core deposit intangibles in the acquisitions of Liberty Bell Bank and Virginia Partners Bank. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible will be amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months.  The following table provides changes in the core deposit intangible for the periods ended December 31, 2019 and December 31, 2018:

	December 31,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$1,069	$—
Liberty Bell Bank acquisition	—	1,489
Virginia Partners Bank acquisition	2,650
Accumulated amortization	(346)	(420)
Balance at the end of the period	$3,373	$1,069

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

December 31,
Dollars in Thousands	2019
2020	$713
2021	600
2022	520
2023	467
2024 and thereafter	1,073
$3,373

Net Deposits Purchased Premium and Discount:  The Company paid a deposit premium in the acquisition of Liberty Bell Bank and received a deposit discount in the purchase of Virginia Partners Bank, which are included in the balances of time deposits on the balance sheets. The premium amount is amortized as a reduction in interest expense over the life of the acquired time deposits and the discount is accreted as an increase in interest expense over the life of the acquired time deposits. The premium and discount on deposits will both be amortized and accreted over approximately five years. The following table provides changes in the net deposit premium and discounts for the periods ended December 31, 2019 and December 31, 2018:

	December 31,	December 31,
Dollars in Thousands	2019	2018
Balance at the beginning of the period	$27	$—
Liberty Bell Bank acquisition	—	108
Virginia Partners Bank acquisition	(38)
Accumulated accretion	(20)	(81)
Balance at the end of the period	$(31)	$27

The following table provides the accretion income for the net deposit discount over the years indicated below:

December 31,
Dollars in Thousands	2019
2020	$(8)
2021	(15)
2022	(6)
2023	(2)
2024 and thereafter	—
$(31)

Note 19. Parent Company Financial Information

Presented below are comparative balance sheets of the parent company, Delmar Bancorp, as of December 31, 2019 and 2018, and statements of operations and cash flows for each of the years ended December 31, 2019 and 2018.

BALANCE SHEETS

December 31, 2019 and 2018

	2019	2018
ASSETS
Cash	$4,105	$354
Investment in subsidiaries, at equity	131,397	71,642
Other assets	1,753	902
Total assets	$137,255	$72,898
LIABILITIES
Other liabilities	$616	$410
Note payable	6,500	6,500
Total liabilities	$7,116	$6,910
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, authorized 20,000,000 shares; issued and outstanding 2019 17,790,181 and 2018 9,985,321	$178	$100
Surplus	87,437	29,470
Retained earnings	41,785	37,149
Accumulated other comprehensive loss, net of deferred tax benefits	739	(731)
Total stockholders' equity	130,139	65,988
Total liabilities and stockholders' equity	$137,255	$72,898

STATEMENTS OF INCOME

Years Ended December 31, 2019 and 2018

	2019	2018
Stock‑based compensation expense	$—	$—
Interest expense on borrowings	(450)	(428)
Merger related expenses	(900)	(248)
Other expenses, net	(1,541)	(141)
Loss before income taxes and equity in undistributed net income of subsidiaries	(2,891)	(817)
Income tax benefits(1)	527	223
Equity in undistributed net income of subsidiaries	8,247	6,076
Net income	$5,883	$5,482

(1)	Benefits from filing consolidated Federal income tax return.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,883	$5,482
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(8,247)	(6,076)
Stock‑based compensation expense	—	—
Changes in assets and liabilities:
Increase in other assets	(851)	(326)
Increase in other liabilities	206	205
Net cash used in operating activities	(3,009)	(715)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to shareholders of Liberty Bell Bank	—	(4,471)
Cash paid to shareholders of Virginia Partners Bank	(2)	—
Net cash used by investing activities	(2)	(4,471)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,193)	(948)
Proceeds from long‑term borrowings	—	4,500
Dividends received from subsidary	2,563	1,956
Cash received for the exercise of warrants	5,342	—
Cash received for the exercise of stock options	50	31
Issuance of restricted stock	—	—
Redemption of preferred stock	—	—
Net cash provided by (used in) financing activities	6,762	5,539
Net increase (decrease) in cash	3,751	353
Cash, beginning of year	354	1
Cash, end of year	$4,105	$354

Note 20. Liberty Bell Transaction

On March 1, 2018, the Company completed its acquisition of Liberty Bell Bank (“LBB”), a New Jersey chartered commercial bank. LBB shareholders received 0.2857 shares of the Company's common stock for each share of LBB common stock they owned as of the effective date of the acquisition, cash consideration of $1.70 per share or a combination thereof. The aggregate consideration paid to LBB shareholders was $17.3 million. The results of LBB's operations are included in the Company's consolidated statements of income for the years ended December 31, 2019 and 2018 for the period beginning March 1, 2018, the date of the acquisition.

The acquisition of LBB added market share in Burlington and Camden Counties in Southern New Jersey. The acquisition resulted in three new branches in Evesham, Cherry Hill, and Moorestown, New Jersey.

The acquisition of LBB was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated statements of financial condition as of December 31, 2019 and 2018.

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

Direct costs related to the merger were accrued and expensed as incurred. There were no Liberty related merger expenses during 2019.  During the year ended December 31, 2018, the Company incurred $1.4 million in Liberty merger‑related expenses.

Note 21. Virginia Partners Transaction

On November 15, 2019, the Company completed its share exchange with Virginia Partners Bank, a Virginia chartered commercial bank. Partners shareholders received 1.7179 shares of the Company's common stock for each share of Partners common stock they owned as of the effective date of the share exchange. The aggregate consideration paid to Partners shareholders was $52.3 million. Additionally, $350 thousand was included as consideration for replacement stock option awards per the share exchange agreement and $2 thousand in cash in lieu of fractional shares.  The results of Partners' operations are included in the Company's consolidated statements of income for the year ended December 31, 2019 for the period beginning November 15, 2019, the date of the effectiveness of the share exchange.

The acquisition resulted in three new branches, an operations center and administrative headquarters in Fredericksburg, Virginia, along with an additional branch office in La Plata, Maryland and a loan production office in Annapolis, Maryland.

The acquisition of Partners was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated statements of financial condition as of December 31, 2019.

The assets acquired and liabilities assumed in the acquisition of Partners were recorded at their estimated fair values based on management's best estimates using information available at the date of the acquisition and are subject to adjustment for up to one year after the closing date of the acquisition. The items most susceptible to adjustment are the credit fair value adjustments on loans, core deposit intangible and the deferred income tax assets resulting from the acquisition.

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value as of
Dollars in Thousands	November 15, 2019
Consideration paid:
Cash	$2
Common stock issued in acquisition	52,282
Stock options issued in acquisition (replacement awards)	350
Total consideration paid	52,634
Assets acquired:
Cash and cash equivalents	6,743
Investment securities	65,373
Investments in correspondent bank stock	3,670
Loans	357,127
Premises and equipment	6,969
Accrued interest receivable	1,155
Core deposit intangible	2,650
Deferred tax asset	1,239
Other assets	9,242
Total assets acquired	$454,168
Liabilities assumed:
Deposits	$348,552
Other liabilities	56,408
Total liabilities assumed	$404,960
Net assets acquired	$49,208
Noncontrolling interest in consolidated subsidiaries	728
Goodwill recorded in acquisition	4,154

Acquired loans (impaired and non impaired) are initially recorded at their acquisition date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life  time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820 10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310 30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of Partners’ previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a principal balance, prior to fair value adjustments, of $362.9 million.

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired:

Dollars in Thousands	At November 15, 2019
Gross principal balance	$362,916
Fair value adjustment on pools of non-credit impaired loans	(4,990)
Fair value adjustment on purchased credit impaired loans	(799)
Fair value of acquired loans	$357,127

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310 30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company's expectations of future cash flows for each respective loan:

Dollars in Thousands	At November 15, 2019
Contractually required principal and interest at acquisition	$6,713
Contractual cashflows not expected to be collected (non-accretable discount)	(1,371)
Expected cash flows at acquisition	5,342
Interest component of expected cash flows	(673)
Fair value for loans acquired under ASC 310-30	$4,669

The fair value of savings and transaction deposit accounts acquired from Partners provide value to the Company as a source of below market rate funds. The fair value of the core deposit intangible was determined based on a discounted cash flow analysis using a discount rate based on the estimated cost of capital for a market participant. To calculate cash flows, the sum of deposit account servicing costs (net of deposit fee income) and interest expense on deposits were compared to the cost of alternative funding sources available to the Company. The expected cash flows of the deposit base included estimated attrition rates. The core deposit intangible was valued at $2.7 million or 1.01% of total deposits. The core deposit intangible asset is being amortized on the sum of months method over 10 years.

Direct costs related to the merger were accrued and expensed as incurred. During the year ended December 31, 2019 and 2018, the Company incurred $1.9 million and $248 thousand, respectively in Partners merger‑related expenses.

Note 22. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.

Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

Service Charges on Deposit Accounts

Service charges on deposit accounts consist of account analysis fees (i.e., net fees earned on analyzed business and public checking accounts), monthly service fees, check orders, and other deposit account related fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided.

 Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or at the end of the month through a direct charge to customers’ accounts.

Mortgage Division Income

Mortgage division income, which is included is noninterest income, consists of fees for loans originated by Delmar through an application process that are sent to a mortgage broker. The loan application and underwriting processes are completed by other various financial institutions.  Delmar receives a pre-negotiated fee at settlement for initiating the loan origination.  Delmar receives the fee and recognizes the income when the loan goes to settlement.

Other Noninterest Income

Other noninterest income consists of: fees, exchange, other service charges, safety deposit box rental fees, and other miscellaneous revenue streams.  Fees and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Delmar’s management, including Delmar’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of Delmar’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that Delmar’s disclosure controls and procedures were effective as of December 31, 2019 to ensure that information required to be disclosed by Delmar in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to Delmar’s management, including Delmar’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that Delmar’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Corporation or its subsidiaries to disclose material information required to be set forth in Delmar’s periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management of Delmar is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a‑15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of Delmar’s internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, Delmar believes that, as of December 31, 2019, Delmar’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in Delmar’s internal control over financial reporting during the fourth quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, Delmar’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

Departure of Director

On February 18, 2020, John A. Janney, the Vice Chairman of the Delmar board of directors, notified Delmar of his decision to not stand for reelection to the Delmar board. Mr. Janney’s resignation from the Delmar board will become effective when his successor is duly elected and qualified, which is expected to occur at Delmar’s 2020 Annual Meeting of Shareholders scheduled to be held on April 30, 2020. Mr. Janney has served as Delmar’s Vice Chairman since November 2019.

Also on February 18, 2020, Mr. Janney, the Chairman of the Partners board of directors, notified Partners of his decision to not stand for reelection as Chairman of Partners with his resignation from that position to be effective on April 21, 2020. Mr. Janney intends to stand for reelection as a director of Partners. Mr. Janney has served as a director of Partners since it was established in 2007 and as chairman of the Partners board of directors since 2016.

Mr. Janney’s decision to not stand for reelection to the Delmar board of directors or to the Chairmanship of the Partners board of directors is based on personal reasons and does not relate to any disagreement on matters relating to Delmar’s or Partner’s operations, policies or practices.

Change in Delmar’s Certifying Accountant

The Audit & Compliance Committee of Delmar’s board of directors conducted a competitive process to determine Delmar’s independent registered public accounting firm for the fiscal year ending December 31, 2020.

The Audit & Compliance Committee invited several independent registered public accounting firms to participate in this process, including TGM Group LLC (“TGM”), which audited Delmar’s financial statements for the fiscal years ended December 31, 2019 and December 31, 2018.

Dismissal of Independent Registered Public Accounting Firm. On March 4, 2020, the Audit & Compliance Committee approved the dismissal of TGM as Delmar’s independent registered public accounting firm, to be effective upon the filing of Delmar’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2020. TGM was notified of the dismissal on March 5, 2020.

The audit reports of TGM on Delmar’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles.

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through the date of filing of this Annual Report on Form 10-K there have been no “disagreements” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between Delmar and TGM on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements if not resolved to the satisfaction of TGM would have caused TGM to make reference thereto in its reports on the consolidated financial statements for such years; and there have been no “reportable events” (as defined in Item 304(a)(1)(v) of Regulation S-K).

Delmar provided TGM with a copy of the disclosure it is making herein in response to Item 304(a) of Regulation S-K prior to filing this report, and requested that TGM furnish Delmar with a copy of its letter addressed to the SEC, pursuant to Item 304(a)(3) of Regulation S-K, stating whether or not TGM agrees with the statements related to TGM made by Delmar in this Annual Report on Form 10-K under the caption “Dismissal of Independent Registered Public Accounting Firm.” A copy of TGM’s letter to the SEC dated March 27, 2020 is attached as Exhibit 16.1 to this report.

Engagement of Independent Registered Public Accounting Firm.  On March 4, 2020, the Audit & Compliance Committee approved the appointment of Yount, Hyde & Barbour P.C. (“YHB”) as Delmar’s new independent registered public accounting firm to perform independent audit services for the fiscal year ending December 31, 2020, subject to completion of YHB’s standard client acceptance procedures and execution of an engagement letter. YHB was notified of the engagement on March 5, 2020.

During the fiscal years ended December 31, 2019 and 2018 and the subsequent interim period through the date of filing of this Annual Report on Form 10-K, neither Delmar, nor anyone acting on its behalf, consulted YHB regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered with respect to the consolidated financial statements of Delmar, and no written report or oral advice was provided to Delmar by YHB that was an important factor considered by Delmar in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was the subject of a “disagreement” (within the meaning of Item 304(a)(1)(iv) of Regulation S-K and the related instructions) or a “reportable event” (as defined in Item 304(a)(1)(v) of Regulation S-K).

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Set forth below is information as of March 2, 2020, concerning the names, ages, principal occupations and business experience for the past five years for all of Delmar’s directors, as well as the particular experience, qualifications, attributes or skills that led the Delmar Board of Directors to conclude that each should serve as a director.

Mona D. Albertine,  70, has served as a director of Delmar since November 2019 and as a director of Partners since it was established in 2007.  Ms. Albertine is co-founder, President and owner of Jabberwocky Books, a retail establishment which has been part of the Fredericksburg, Virginia business community since 1985. She is also a managing partner of Albertine Properties, which owns and manages commercial real estate in downtown Fredericksburg. She served eight years on the Board of Visitors of the University of Mary Washington, two years as Vice Rector and two years as Rector. Ms. Albertine served on the board of Virginia Heartland Bank prior to its merger with Second National Bank of Culpeper. For more than 33 years she has served on numerous charitable boards in the Fredericksburg area, most recently, the Community Foundation of the Rappahannock River Region and The Women and Girls Fund, where she served as President, and as a director of the Fredericksburg Regional Chamber of Commerce. She currently serves on the board of the University of Mary Washington Foundation. Ms. Albertine received a Bachelor of Arts degree in International Relations from the University of Mary Washington in 1971. Ms. Albertine’s extensive experience in banking, in leadership, in small business, and in real estate provide valuable expertise to the Delmar Board of Directors.

John W. Breda, 58, has served as a director of Delmar and Delmarva since 2018. Mr. Breda has served as President and Chief Operating Officer of Delmar since November 2019.  He previously served as President and Chief Executive Officer of Delmar since July 2017.  He has been the President and Chief Executive Officer of Delmarva since July 2017. He joined Delmar and Delmarva as Executive Vice President and Chief Credit Officer in August 2012. Prior to joining Delmar, he served as Vice President of the Commercial Banking Team Leader/Group Manager, at M&T Bank from May 2011, and of Wilmington Trust Company from 1995 until that company was acquired by M&T Bank. Mr. Breda has over 31 years of banking experience. He is a graduate of the Stonier Graduate School of Banking.  Mr. Breda’s service on the Board of Directors is supported by his many years of banking experience, and his knowledge of Delmar’s business and its market areas.

Mark L. Granger,  56, has served as a director of Delmar and Delmarva since 1999. He is a certified public accountant, and specializes in tax and financial consulting for individuals, and tax, accounting and consulting for small and medium sized businesses on the Delmarva Peninsula. He has been President of Granger & Company, P.A., Salisbury, Maryland since 2000, and previously served as a partner and manager of Faw, Casson & Co., LLP, Salisbury, Maryland from 1993 to 1999. He has over 30 years of accounting experience. He has a B.A. from the University of Lynchburg, and an M.S. in Taxation from Pace University, New York City.  His service on the Board of Directors is supported by his specialized knowledge of accounting and financial matters, and his knowledge of the communities in which Delmarva operates and business connections in Delmarva’s markets.

Lloyd B. Harrison, III,  62, has served as a director of Delmar since November 2019 and as a director of Partners since it was established in 2007.  Mr. Harrison has served as Chief Executive Officer of Delmar since November 2019.  Mr. Harrison served as President, Treasurer, Secretary and Chief Operating Officer of Partners from its inception in 2007 to July 2014, at which time he became President and Chief Executive Officer of Partners. Prior to that, Mr. Harrison served as President and Chief Executive Officer of Mercantile Southern Maryland Bank and its predecessor, Calvert Bank and Trust, from 2001 to 2007. He has over 36 years of banking experience. Over the years, he has served on the boards of many civic and charitable organizations. Mr. Harrison is a former chairman of the board of directors of Asbury Communities, Inc. and a former director of Westminster American Insurance Company.  Currently, Mr. Harrison serves as a director of The Central Virginia Battlefields Trust and The Fredericksburg Regional Alliance and is the chairman of the board of directors of the Virginia Association of Community Banks. He is a trustee of The George Washington Foundation. He has an undergraduate degree in English from The University of Virginia and a

Master in Business Administration from The College of William & Mary.  Mr. Harrison’s extensive banking, leadership, and governance experience provide valuable contributions to the Delmar Board of Directors.

John A. Janney, 62, has served as Vice Chairman of the Delmar Board of Directors since November 2019 and has served as a director of Partners since it was established in 2007 and as chairman of the Partners board of directors since 2016.  Mr. Janney is the owner and President of John A. Janney Builder, Inc., a general contracting firm in Fredericksburg, Virginia since 1994. Prior to that, he co-owned Homes of Distinction, Inc., a residential building contractor. Mr. Janney has served on a number of boards over the years, including as the chairman of the board of The Fredericksburg Area Museum and Cultural Center. He is a past president of the Fredericksburg Country Club. He served on the board of directors of The National Bank of Fredericksburg from 2004 to 2007. Mr. Janney is a graduate of Washington and Lee University with a degree in Business.  Mr. Janney brings significant experience in business, leadership, and banking, all of which support his service on the Delmar Board of Directors.

Kenneth R. Lehman, 60, has served as a director of Delmar and Delmarva since 2014 and has served as a director of Partners since 2016. He is a private investor and former banking and securities attorney. Over the last five years, Mr. Lehman has served as a director of several banks and bank holding companies, including three companies registered under Section 12 of the Exchange Act: Four Oaks Fincorp where he served as a director from 2014 through November 2017, First Capital Bancorp, Inc., where he served as a director from 2012 through January 2016, and Village Bank and Trust Financial Corp., where he served as a director from June 2016 to May 2018. In addition to his service as a director of Delmar, Delmarva and Partners, Mr. Lehman currently serves as a director of ABB Financial Group and its wholly owned subsidiary Affinity Bank, Atlanta, Georgia, Heritage Southeast Bancorporation and its wholly-owned subsidiary Heritage Southeast Bank, McDonough, Georgia, and Marine Bancorp of Florida and its wholly-owned subsidiary Marine Bank and Trust Company, Vero Beach, Florida. Mr. Lehman’s extensive experience as a director of financial institutions and as an advisor to financial institutions is invaluable to the Board of Directors in governance and strategic thinking.

George P. Snead, 50, has served as a director of Delmar since November 2019 and as a director of Partners since it was established in 2007.  Mr. Snead is a partner in Parrish Snead Franklin Simpson, PLC, a general practice law firm located in Fredericksburg, Virginia. Mr. Snead’s practice centers on estate planning and commercial transactions, specifically including commercial real estate purchases/sales, commercial leases, business organizations, and lending transactions. Mr. Snead graduated from Davidson College with a Bachelor of Arts in Economics, and he received his law degree from the College of William and Mary. Mr. Snead has been active in a number of professional and charitable activities. He currently serves as a member of the Board of Directors of the Central Virginia Housing Coalition. He previously was a member of the Board of Directors of Germanna Community College Educational Foundation, the Massad Branch of the YMCA, the Fredericksburg Regional Chamber of Commerce, the Board of Directors of the Central Rappahannock Heritage Center and the Board of Trustees of the Community Foundation of the Rappahannock River Region. Mr. Snead’s experience in and knowledge of commercial real estate matters provide valuable contributions to the Delmar Board of Directors.

James A. Tamburro, 53, has served as a director of Delmar and Delmarva since 2018. He previously served as a director of Liberty Bell Bank, a bank that was previously acquired by Delmar. He has been an attorney in private practice with Tamburro Law Office, in Marlton, New Jersey, since 1999, and since 2014 he has been co-owner and manager of Global Contact Publishing Co.; and since 2016 a commercial/residential real estate broker with Berkshire Hathaway Real Estate, Marlton, New Jersey. Since 2012 he has served as an Ambassador of Georgetown University’s Alumni Admissions Program. Mr. Tamburro is a graduate of Georgetown University, where he earned a B.A., and Widener University School of Law, where he earned his J.D.  Mr. Tamburro’s knowledge of real estate finance and investing, along with his experience as a director of Liberty Bell Bank and Delmarva and his knowledge of and contacts in Delmarva’s New Jersey market area support his service on the Board of Directors.

Jeffrey F. Turner,  71, has served as a director of Delmar and Delmarva since 2009, and as Chairman of the Board of Directors since January 2012. Until his retirement in 2008, Mr. Turner served as President and CEO of Mercantile Peninsula Bank and its predecessor, Peninsula Bank, from 1994 to 2008.  He has over 44 years of banking experience.  Over the years, he has been a member of the Salisbury Area Chamber of Commerce, member of the Greater Salisbury Committee, member of the Wicomico County Economic Development Committee, and member of the

Somerset County Economic Development Committee.  Mr. Turner is the former Chairman of the Board of the Peninsula Regional Medical Center, former President of the Life Crisis Center, Inc. and former member of the Board of Visitors of the University of Maryland, Eastern Shore.  Currently, Mr. Turner serves as a Trustee of the John B. Parsons Home Foundation, a Corporate Member of the Community Foundation of the Eastern Shore, and as a Director of Qlarant, one of the first quality review organizations for the Centers of Medicare and Medicaid.  Mr. Turner is a graduate of Towson University with a degree in Economics.  Mr. Turner’s service on the Board of Directors is supported by his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which Delmarva operates.

Robert C. Wheatley, 63, has served as a director of Delmar and Delmarva since 1998. Mr. Wheatley has been the managing member and owner of The Whayland Group LLC, a real estate project management and consulting firm since 2009, and was President and owner of The Whayland Company, Inc., a commercial construction company from 1993 to 2013. He serves on the Sussex County Planning and Zoning Commission, the Delaware Association of Professional Engineers, the Laurel Development Corp., Delaware Economic and Environmental Development Commission and other public and private economic development initiatives. A graduate of Salisbury University, he is also an associate real estate broker with KW Realty since 2016.  Mr. Wheatley’s service on the Board of Directors is supported by his extensive knowledge of commercial real estate and real estate development matters in the communities in which Delmarva operates, along with his knowledge of and contacts in the communities in which Delmarva operates.

Executive Officers Who Are Not Directors

Set forth below is information as of March 2, 2020, concerning the name, age, positions held with Delmar, the term of office as an executive officer and business experience for the past five years for each of Delmar’s executive officers who is not also a director.

J. Adam Sothen, 43, has served as Chief Financial Officer of Delmar since November 2019 and Executive Vice President and Chief Financial Officer of Partners since April 2018.  From June 2017 through March 2018, Mr. Sothen served as Executive Vice President and Chief Financial Officer of Sonabank and Sonabank’s parent company, Southern National Bancorp of Virginia, Inc.  Previous to that, Mr. Sothen was employed by EVB as Vice President and Corporate Controller from June 2010 until October 2012, and from September 2011 through June 2017, as Executive Vice President and Chief Financial Officer of EVB and EVB’s parent company, Eastern Virginia Bankshares, Inc.

Elizabeth (“Betsy”) J. Eicher, 41, has served as Chief Accounting Officer of Delmar since November 2019 and Senior Vice President and Chief Financial Officer of Delmarva since 2015.  Ms. Eicher also served as Senior Vice President and Chief Financial Officer of Delmar from 2015 to November 2019.  She is a graduate of Salisbury University with a B.A. in Accounting, and she has a B.S. in Psychology from the University of Pittsburgh at Johnstown. Prior to joining Delmar and Delmarva, she was an Accounting Manager at TGM Group LLC, where she had served in progressively responsible roles as an accountant on external audits since 2005.

Legal Proceedings and Family Relationships

The Board of Directors is not aware of any involvement in legal proceedings that would be material to an evaluation of the ability or integrity of any director or executive officer; nor is the Board of Directors aware of any family relationship between any director or executive officer.

Corporate Governance

Code of Ethics

Delmar has adopted a Code of Ethics that applies to its directors, executive officers and employees (the “Code”).  The Code is posted under “Delmar Bancorp” on the “About Us” section of Delmar’s website at http://bankofdelmarva.com.  If Delmar chooses to no longer post the Code on its website, it will provide a free copy to any person upon written request to Delmar Bancorp, c/o Office of the President, 2245 Northwood Drive, Salisbury, Maryland 21801.  Delmar intends to provide any required disclosure of any amendment to or waiver from the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, under “Delmar Bancorp” on the “About Us” section of Delmar’s website at http://bankofdelmarva.com promptly following the amendment or waiver. Delmar may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

The information contained on or connected to Delmar’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report that Delmar files or furnishes to the SEC.

Audit & Compliance Committee

Delmar has a separately designated standing Audit & Compliance Committee.  Current members of the Audit & Compliance Committee are Mr. Granger (Chair), Ms. Albertine, Mr. Janney and Mr. Wheatley.  These individuals also served as members in 2019; in addition, Laura Deeley Bren and Joseph A. Maressa, Jr., served as members of the Audit & Compliance Committee until November 15, 2019.

Although Delmar is not currently subject to the listing requirements of Nasdaq or other national securities exchange, the Board of Directors has determined that the current members of the Audit & Compliance Committee are (and that all of the members of the Audit & Compliance Committee serving during 2019 were) independent under the heightened standards of independence required by Section 5605(c)(2)(A) of the Nasdaq rules.

In addition, at least one member of the Audit & Compliance Committee has past employment experience in finance or accounting or comparable experience which results in the individual’s financial sophistication. The Board of Directors has also determined that Mr. Granger qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC.

ITEM 11.      EXECUTIVE COMPENSATION.

Executive Compensation

The following table provides compensation information for the following individuals (referred to herein as “named executive officers”):

•	Lloyd B. Harrison, III, Chief Executive Officer of Delmar;
•	John W. Breda, President and Chief Operating Officer of Delmar, who served as Chief Executive Officer of Delmar until November 15, 2019;
•	Betsy J. Eicher, Chief Accounting Officer of Delmar; and
•	Deborah Abbott, who served as an executive officer of Delmar during 2019.

The Subsidiary Banks currently have separate compensation programs. Except for Mr. Breda’s transaction bonus, which was paid by Delmar, all compensation in the following table was paid by Delmarva for Mr. Breda, Ms. Eicher and Ms. Abbott, who are employees of Delmarva, and by Partners for Mr. Harrison, who is an employee of Partners. In accordance with Item 402 of Regulation S-K and related SEC guidance, the following table reflects compensation paid by Delmarva to Mr. Breda, Ms. Eicher and Ms. Abbott for service during 2018 and 2019 and compensation paid by Partners to Mr. Harrison for service on or after November 15, 2019, the effective date of the Share Exchange.

Summary Compensation Table
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus (4)	Awards	Awards	Compensation (5)	Earnings	Compensation(6)	Total
Lloyd B. Harrison, III Chief Executive Officer, Delmar; President and Chief Executive Officer, Partners (1)	2019	$33,846	$525,000	$—	$—	$52,389	$—	$51,350	$662,585
John W. Breda President and Chief Operating Officer, Delmar; President and chief Executive Offcer, Delmarva (2)	2019	$266,447	$1,089,267	$	$	$	$	$32,778	$1,388,492
	2018	$257,500	$25,000	$—	$—	$—	$—	$27,483	$309,983
Betsy J. Eicher Chief Accounting Officer, Delmar; Senior Vice President and Chief Financial Officer, Delmarva	2019	$127,923	$27,300	$—	$—	$—	$—	$4,210	$159,433
Deborah Abbott Former Executive Vice President, Delmar: Executive Vice President and Chief Operating Officer, Delmarva (3)	2019	$159,135	$14,500	$—	$—	$—	$—	$5,146	$178,781
	2018	$154,500	$15,000	$—	$—	$—	$—	$7,033	$176,533

(1)Mr. Harrison became Chief Executive Officer of Delmar on November 15, 2019 in connection with the Share Exchange.

(2)Mr. Breda served as Chief Executive Officer of Delmar until November 15, 2019.

(3)Ms. Abbott is a current employee of Delmarva, but ceased serving as an executive officer od Delmar on November 15, 2019.

(4)For Mr. Harrison, reflects $500,000 transaction bonus paid in connection with the Share Exchange and a $25,000 discretionary bonus awarded for 2019 performance outside of the Partners management incentive plan.  For Mr. Breda, for 2019, reflects $1,048,000 transaction bonus paid in connection with the Share Exchange and a $41,267 discretionary bonus awarded for 2019 performance.

(5)Reflects bonus awarded for 2019 performance under the Partners management incentive plan.

(6)“All other compensation” for 2019 consisted of the following:

	Car	Company-paid	401(k)	Reimbursement
	Allowance/	Life Insurance	Matching	of Legal and Tax
Name	Company Car (1)	Premiums (2)	Contributions	Advisor Fees	Other (3)
Lloyd B. Harrison, III	$51,000	$50	$300	$—	$—
John W. Breda	$14,095	$3,549	$8,209	$6,925	$—
Betsy J. Eicher	$—	$372	$3,838	$—	$—
Deborah Abbott	$—	$372	$4,774	$—	$—

(1)

For Mr. Harrison, reflects final monthly payment of $1,000 car allowance and $50,000 toward purchase of a new car pursuant to his new employment agreement discussed below.  For Mr. Breda, reflects cost to Delmarva to provide company-owned car, including depreciation, with all maintenance, operating and insurance expense paid by Delmarva.  Delmarva incurred no incremental cost in connection with the transfer of title to Mr. Breda’s prior company-car for nominal consideration in connection with the Share Exchange.

(2)	For Mr. Harrison, reflects company match of $150 and profit-sharing contribution of $150 from the Partners 401(k) and profit-sharing plan.
(3)	Mr. Breda reimburses Delmarva for any club expenses related to personal use, and Mr. Harrison did not have any personal club use during the period November 15, 2019 through December 31, 2019.

Equity Compensation

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by the named executive officers at December 31, 2019.  All stock options were granted with an exercise price of 100% of fair market value as determined in accordance with Delmar's equity compensation plans (including acquired plans). The number of shares subject to each award and the exercise price have been adjusted to reflect any stock dividends, stock splits and merger or share exchange assumption adjustments effected after the date of such award, but have not otherwise been modified.  None of the named executive officers held any unvested restricted stock or restricted stock units at December 31, 2019.

Outstanding Equity Awards at 2019 Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested(7)	Vested(8)
Lloyd B. Harrison, III	7,730	—	$5.83	1/18/2020	—	—
	7,730	—	$5.83	12/20/2020	—	—
	6,012	—	$5.83	1/18/2022	—	—
	11,166	—	$5.83	1/16/2023	—	—
	12,884	—	$5.83	2/24/2024	—	—
John W. Breda	—	—	$—	—	—	—
Betsy J. Eicher	—	—	$—	—	—	—
Deborah Abbott	—	—	$—	—	—	—

All outstanding stock options were granted under equity plans that Delmar assumed in connection with a merger or share exchange.  Delmar does not currently have an equity plan pursuant to which new equity awards can be granted with respect to Delmar common stock.

Employment Agreements and Benefit Plans

Lloyd B. Harrison.  In connection with the Share Exchange, Mr. Harrison entered into a termination agreement and an employment agreement. The termination agreement terminated his pre-existing employment agreement with Partners, dated January 1, 2018, and provided for a transaction bonus of $500,000 upon effectiveness of the Share Exchange, subject to Mr. Harrison’s execution of a general release and waiver of claims.

In connection with the Share Exchange, Mr. Harrison became Chief Executive Officer of Delmar, in addition to continuing to serve as President and Chief Executive Officer of Partners.  Additionally, upon effectiveness of the Share Exchange, Mr. Harrison’s new employment agreement with Delmar and Partners became effective. Under the new employment agreement, Mr. Harrison serves as Chief Executive Officer of Delmar and as President and Chief Executive Officer of Partners. Subject to election requirements, Mr. Harrison will also serve as a director of Delmar and Partners. On December 31, 2021, or such earlier date as the Delmar Board of Directors may determine, referred to herein as the management succession date, Mr. Harrison will depart the position of Chief Executive Officer of Delmar, and serve only as President and Chief Executive Officer of Partners. Mr. Breda would become President and Chief Executive Officer of Delmar at the management succession date. At December 31, 2021, Mr. Harrison may elect to continue as President and Chief Executive Officer of Partners, or he may elect to retire, although his compensation and benefits would continue through December 31, 2022 either way. The employment agreement has an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms. Mr. Harrison will receive a base salary of $275,000 per year, increasing a minimum of ten percent on each of January 1, 2020 and January 1, 2021, with further increases being subject to the discretion of Partners’ board of directors with the recommendation of the compensation committee. Partners will also provide benefits to Mr. Harrison, such as five weeks of vacation, use of a company car, life insurance, retirement plans, reimbursement for business-related club expenses, reimbursement of legal and tax fees up to $7,500 in connection with the negotiation of the employment agreement, and all other benefits that Partners or Delmar provide from time to time to senior executives. Mr. Harrison will be entitled to bonus incentive payments as approved by the Delmar Board of Directors and equity awards as approved by the Delmar Board of Directors or compensation committee. These stock awards vest upon a change in control event, as defined in the employment agreement. In connection with a change in control, Mr. Harrison will be paid three times his salary over 36 months and one times his average bonus. Mr. Harrison will also be provided with benefits during such 36-month period.

Mr. Harrison’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Harrison. Delmar or Partners may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, Delmar or Partners may terminate the employment agreement for regulatory purposes, which means the employment agreement needs to be revised as a result of applicable statute, rule, regulation order, agreement or understanding promulgated by any bank regulatory agency and the parties cannot agree on the changes necessary to bring the employment agreement in compliance. Mr. Harrison may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. Additionally, Mr. Harrison may terminate the employment agreement within one year after the management succession date. In connection with a termination without Cause or for Good Reason, Mr. Harrison will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance. Mr. Harrison will receive the same benefits for a one year period if he terminates his employment within one year after the management succession date.

Mr. Harrison’s employment agreement contains non-compete, non-solicitation, non-interference, return of documents and confidentiality provisions. Additionally, Mr. Harrison agrees to devote his full business time and attention to his duties, and may not perform services for or obtain a financial or ownership interest in any other entity without the consent or approval of the Delmar and Partners boards of directors.

John Breda.  Mr. Breda had an employment agreement, dated as of December 10, 2015, with Delmarva pursuant to which he served as President and Chief Executive Officer of Delmarva. Under this agreement, Mr. Breda was entitled to an annual base salary of $265,225 during 2019.  He was also entitled to incentive compensation as Delmarva's board of directors determined, $1,000,000 of Company-paid life insurance (at standard rates), the use of an automobile with all maintenance, operating and insurance expense paid by Delmarva and participation in all other health, welfare, benefit, stock option and bonus plans, if any, generally available to officers or employees of Delmarva.  The employment agreement also provided for payment of certain severance and other benefits in the even of Mr. Breda’s termination of employment under various scenarios.

In connection with the Share Exchange, Mr. Breda entered into a termination agreement with respect to his 2015 employment agreement and into a new employment agreement. The termination agreement terminated the 2015 employment agreement and provided for a transaction bonus of $1,048,000 and transfer of an automobile to Mr. Breda for nominal consideration upon effectiveness of the Share Exchange, subject to Mr. Breda’s execution of a general release and waiver of claims.

In connection with the Share Exchange, Mr. Breda became Chief Operating Officer of Delmar, in addition to continuing to serve as President and Chief Executive Officer of Delmarva.  Additionally, upon effectiveness of the Share Exchange, Mr. Breda’s new employment agreement with Delmar and Delmarva became effective.  Under the new employment agreement, Mr. Breda serves as Chief Operating Officer of Delmar and President and Chief Executive Officer of Delmarva. Subject to election requirements, Mr. Breda will also serve as a director of Delmar and Delmarva. The employment has an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms. Mr. Breda will receive a base salary of $275,000 per year, increasing a minimum of ten percent on January 1, 2020 and January 1, 2021, with further increases being subject to the discretion of Delmarva’s board of directors with the recommendation of the compensation committee. Delmarva will also provide benefits to Mr. Breda, such as five weeks of vacation, a car allowance, life insurance, retirement plans, reimbursement for business-related club expenses, reimbursement of legal and tax fees up to $7,500 in connection with the negotiation of the employment agreement, and all other benefits that Delmarva or Delmar provide from time to time to senior executives. Mr. Breda will be entitled to bonus incentive payments as approved by the Delmar Board of Directors and equity awards as approved by the Delmar Board of Directors or compensation committee. These stock awards vest upon a change in control event, as defined in the employment agreement. Also in connection with a change in control, Mr. Breda will be paid three times his salary over 36 months and one times his average bonus. Mr. Breda will also be provided with benefits during such 36-month period.

Mr. Breda’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Breda. Delmar or Delmarva may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, Delmar or Partners may terminate the employment agreement for regulatory purposes, as described above. Mr. Breda may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. In connection with a termination without Cause or for Good Reason, Mr. Breda will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance.

The employment agreement also contains non-compete, non-solicitation, non-interference, return of documents and confidentiality provisions. Additionally, Mr. Breda agrees to devote his full business time and attention to his duties, and may not perform services for or obtain a financial or ownership interest in any other entity without the consent or approval of the Delmar and Delmarva boards of directors.

Betsy J. Eicher.  Upon effectiveness of the Share Exchange, Ms. Eicher, became Chief Accounting Officer of Delmar, in addition to continuing to serve as Senior Vice President and Chief Financial Officer of Delmarva. Ms. Holland continues to serve under her pre-existing employment agreement with Delmar and Delmarva, dated as of March 24, 2019.  The employment agreement had an initial term of one year and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms. Ms. Eicher is currently entitled to a base salary of $133,908 per year, with increases subject to the discretion of Delmarva’s board of directors. Ms. Eicher is also entitled to receive benefits, such as employee benefit plans and personal time off.

 Ms. Eicher's employment agreement will automatically terminate upon the death of Ms. Eicher. Delmarva may terminate the employment agreement immediately with or without "Cause," as defined in the employment agreement, or in the event of Incapacity (as defined under the employment agreement) with 90 days advance notice. Ms. Eicher may terminate the employment agreement with "Good Reason," as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 90 days prior written notice. In connection with a termination without Cause or for Good Reason within one year after a change of control event, Ms. Eicher will be paid an amount one-and-a-half times her annual salary and one times her highest annual bonus within the three most recent years in one lump sum, and Ms. Eicher will also be provided with health care benefits for a period of 18 months after the date of termination. In connection with a termination without Cause or for Good Reason at any other time, Ms. Eicher will be paid her annual base salary for an additional one year period and one times her highest annual bonus in the three most recent years in one lump sum, and Ms. Eicher will also be provided with health care benefits for a period of 12 months after the date of termination. The employment agreement also contains non-solicitation and confidentiality provisions.

No other named executive officer of Delmar, whose compensation is disclosed above has or had a written employment or other agreement providing for benefits upon termination or a change in control event. Ms. Abbott does not have an employment agreement with Delmar or Delmarva. She is entitled to an annual base salary of $165,000 for 2020. She is also entitled to bonuses determined in the discretion of the Delmar or Delmarva board of directors, and to participate in all benefit plans of Delmar and Delmarva available to all employees.

Health and Welfare Benefits.    Delmarva and Partners provide health and welfare benefits to its executive officers, including the named executive officers, generally on the same basis as for all full-time employees of Delmarva and Partners. These benefits include medical, dental and vision insurance benefits, short-term and long-term disability insurance and life insurance coverage. Delmar utilizes a partially self-funded medical plan, and pays a portion of the premium attributable to each employee.

401(k) Plan.  Delmarva's 401(k) plan allows all officers and employees of Delmarva working 1,000 hours or more in a calendar year to defer a portion of their compensation, and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2019, Delmarva made the maximum matching contributions.

Partners’ 401(k) and profit-sharing plan allows all officers and non-temporary employees of Partners to defer a portion of their compensation, and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. The plan also provides a profit-sharing contribution of 3% of base salary to all employees. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2019, Partners made the maximum matching contributions.

Delmar, Delmarva and Partners do not maintain any non-equity incentive plans, deferred compensation, defined benefit or other defined contribution retirement plans, for named executive officers, or in which such executives may participate.

Director Compensation

During 2019, Delmar, Delmarva and Partners paid an aggregate of $303,658 in director fees to the non-employee members of the Delmar Board of Directors, including amounts paid for service as a member of the board of directors of Delmarva and beginning November 15, 2019 including amounts paid for service as a member of the board of directors of Partners.

During 2019 prior to the Share Exchange, non-employee directors of Delmar and Delmarva were entitled to the following fees:

•	annual retainer fee of $10,000 (Delmarva and Delmar boards, combined);
•	additional annual retainer fee for chairman of the board of $24,000 (Delmarva and Delmar boards, combined);

•	per board meeting attendance fee of $300 (for combined Delmar and Delmarva meetings); and
•	per committee meeting attendance fee of $250 (for combined Delmar and Delmarva meetings).

Following the Share Exchange and during 2020, non-employee directors of Delmarva are entitled to the same fees, except as follows:

•	per Delmarva board meeting attendance fee of $350, effective after the Delmarva 2020 annual meeting; and
•	per Delmarva committee meeting attendance fee of $300, effective after the Delmarva 2020 annual meeting.

Following the Share Exchange and during 2020, non-employee directors of Delmar are entitled to the following fees:

•	annual retainer fee for the board of $5,000 (Delmar);
•	annual retainer fee for chairman of the board of $50,000 (Delmar);
•	annual retainer fee for vice chairman of the board of $15,000 (Delmar);
•	per Delmar board meeting attendance fee of $400; and
•	per Delmar committee meeting attendance fee of $300 ($400 for committee chair).

During 2019, non-employee director of Partners were entitled to the following fees:

•	annual retainer fee of $6,000 ($10,000 for chairman of the board);
•	additional annual committee chair retainer of $3,000 for audit & compliance committee and $2,000 for all other committees;
•	per Partners board meeting attendance fee of $600 ($700 for chairman of the board); and
•	per Partners committee meeting attendance fee of $300.

Partners director fees are unchanged for 2020.

       Additionally, former Delmar and Delmarva director Mr. Thomas is a party to a noncompete agreement with Delmarva pursuant to which he agreed that for a period ending on the later of June 30, 2020 and two years after his termination of service as a director of Delmar and Delmarva, he will comply with certain confidentiality and nondisclosure provisions and will not engage in activities competitive with Delmar and Delmarva in the Delmarva Peninsula, and will not solicit employees or customers of Delmar and Delmarva to discontinue their relationship with Delmar and Delmarva. Until June 30, 2018, Mr. Thomas also agreed to provide, if requested, such advice, assistance, cooperation, introductions, intermediations, or other services as were reasonably requested to provide for a smooth transition of customer relationships and leadership for Delmar and Delmarva. Mr. Thomas was entitled to a payment of $7,500 per month during the period July 1, 2017 through June 30, 2019 in exchange for such services and agreements.

       The following table sets forth information regarding compensation paid to non-employee directors of Delmar during the year ended December 31, 2019 for service as members of Delmar's and Delmarva's boards of directors and committees and beginning November 15, 2019 for service as members of Partners’ board of directors and committees. Members of the Delmar Board of Directors who are employees of Delmar, Delmarva or Partners do not receive additional cash compensation for service on the board of directors or committees of Delmar, Delmarva or Partners.

Director Compensation for 2019

		Fees Earned or	Option	All Other
Name (1)		Paid in Cash	Awards(1)	Compensation		Total
Mona D. Albertine	(2)	$5,734	$—	$—		$5,734
Laura Deeley Bren	(3)	$15,300	$—	$—		$15,300
David C. Doane	(3)	$19,350	$—	$—		$19,350
Heidi J. A. Gilmore	(3)	$19,100	$—	$—		$19,100
Mark L. Granger		$20,250	$—	$—		$20,250
Henry H. Hanna, III	(3)	$18,850	$—	$—		$18,850
John A. Janney	(2)	$11,360	$—	$—		$11,360
Kenneth R. Lehman		$19,556	$—	$—		$19,556
Joseph A. Maressa, Jr.	(3)	$22,850	$—	$—		$22,850
George P. Snead	(2)	$6,208	$—	$—		$6,208
James A. Tamburro		$27,950	$—	$—		$27,950
Edward M. Thomas	(3)	$16,850	$—	$52,500	(5)	$69,350
Jeffrey F. Turner		$71,550	$—	$—		$71,550
Robert C. Wheatley		$28,750	$—	$—		$28,750

(1)Compensation for Messrs. Breda and Harrison, who are both directors and executive officers of Delmar, is provided in the Summary Compensation Table above.

(2)Ms. Albertine, Mr. Janney and Mr. Snead joined the Delmar Board of Directors on November 15, 2019 in connection with the Share Exchange.

(3)Ms. Bren, Mr. Doane, Ms. Gilmore, Mr. Hanna, Mr. Maressa and Mr. Thomas resigned from the Delmar Board of Directors on November 15, 2019 in connection with the Share Exchange.

(4)As of December 31, 2019, the following non-employee directors held outstanding options for the purchase of Delmar common stock: Ms. Albertine: 4,638 options; Mr. Janney: 4,638 options; Mr. Snead: 4,638 options; and Mr. Tamburro: 1,028 options.

(5)Amounts paid to Mr. Thomas pursuant to the noncompete agreement described above.

Delmar, Delmarva and Partners do not maintain any non-equity incentive plans or compensation programs, deferred compensation, defined contribution or defined benefit retirement plans, for non-employee directors, or in which such directors may participate.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 2, 2020, the amount and percentage of the common stock of Delmar beneficially owned by each director, each named executive officer and all directors and current executive officers of Delmar as a group. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the securities shown. The business address of each director and executive officer is Delmar’s principal address. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days (“presently exercisable”). Unless otherwise indicated, none of the shares listed below are pledged as collateral for a loan.

	Number of Shares of Common Stock		Shares Subject to Exercisable Options	Total Number of Shares Beneficially Owned	Percent of Class (1)
Name of Beneficial Owner
Directors
Mona D. Albertine	49,647	(2)	4,638	54,285	*	%
John W. Breda	29,946		—	29,946	*
Mark L. Granger	28,030	(3)	—	28,030	*	%
Lloyd B. Harrison, III	191,440	(4)	—	191,440	1.08%
John A. Janney	242,651	(5)	4,638	247,289	1.39%
Kenneth R. Lehman	7,385,207	(6)	—	7,385,207	41.47%
George P. Snead	18,895	(7)	4,638	23,533	*	%
James A. Tamburro	16,557	(8)	1,028	17,585	*	%
Jeffrey F. Turner	50,702	(9)	—	50,702	*	%
Robert C. Wheatley	12,820		—	12,820	*	%

Named Executive Officers Who are Not Directors
J. Adam Sothen	—		25,768	25,768	*	%
Betsy J. Eicher	—		—	—	—%

All Directors and Current Executive Officers as a Group (12 persons)	8,025,895		40,710	8,066,605	45.20%

* Percentage of ownership is less than one percent of the outstanding shares.

(1)Each percentage is based on 17,807,639 shares of common stock issued and outstanding on March 2, 2020.

(2)Amount includes 46,383 shares over which Ms. Albertine shares voting and investment power with her spouse.

(3)Amount includes 991 shares over which Mr. Granger shares voting and investment power with his spouse and 18,750 shares held by his mother over which Mr. Granger shares voting and investment power.

(4)Amount includes 102,449 shares over which Mr. Harrison shares voting and investment power with his spouse and 34,358 shares held in Mr. Harrison’s spouse’s IRA account, for which account Mr. Harrison disclaims beneficial ownership.

(5)Amount includes 39,941 shares over which Mr. Janney shares voting and investment power with his spouse, 42,947 shares held in a trust with his spouse as trustee over which Mr. Janney shares voting and investment power, and 42,947 shares held by APL, LLC, of which Mr. Janney is a member and shares voting and investment power.

(6)All of these shares are pledged as collateral for a loan.

(7)Amount includes 4,294 shares held by Central Virginia Housing Coalition, of which Mr. Snead serves as a director and shares voting and investment power.

(8)Amount includes 700 shares held by Mr. Tamburro’s spouse over which Mr. Tamburro shares voting and investment power with his spouse, 2,816 shares held jointly over which Mr. Tamburro shares voting and investment power with his spouse, 556 shares held in Mr. Tamburro’s spouse’s IRA account over which account Mr. Tamburro shares voting and investment power with his spouse, 585 shares held by Mr. Tamburro’s spouse as custodian for their children over which Mr. Tamburro shares voting and investment power with his spouse and 36 shares held by Mr. Tamburro as custodian for their child over which Mr. Tamburro shares voting and investment power with his spouse.

(9)Amount includes 29,002 shares over which Mr. Turner shares voting and investment power with his spouse and 6,012 shares held by JFT LLC, of which Mr. Turner is the sole member and owner.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2019 about Delmar’s existing equity compensation plans, each of which was assumed by Delmar in connection with either the merger of Liberty Bell Bank with and into Delmarva or the Share Exchange between Delmar and Partners.  Delmar does not currently have an equity compensation plan pursuant to which new equity awards can be granted with respect to Delmar common stock.

	Equity Compensation Plan Information
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	(1)	(1)	—
Total	(1)	(1)	—

(1)In connection with the merger of Liberty Bell Bank with and into Delmarva, Delmar assumed the Liberty Bell Bank 2004 Incentive Stock Option Plan and the Liberty Bell Bank 2004 Non-Qualified Stock Option Plan (collectively, the “Liberty Plans”), and each option outstanding under the Liberty Plans was converted into an option to purchase shares of Delmar’s common stock.  At December 31, 2019, 8,709 options to purchase shares of Delmar’s common stock were outstanding in connection with the assumed Liberty Plans, with a weighted-average exercise price of $4.14 per share.  In connection with the Share Exchange between Delmar and Partners, Delmar assumed the Virginia Partners Bank 2008 Stock Option Plan and the Virginia Partners Bank 2015 Incentive Stock Plan (collectively, the “Partners Plans”), and each option outstanding under the Partners Plans was converted into an option to purchase shares of Delmar’s common stock.  At December 31, 2019, 247,705 options to purchase shares of Delmar’s common stock were outstanding in connection with the assumed Partners Plans, with a weighted-average exercise price of $6.14 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Director Independence

Although Delmar is not currently subject to the listing requirements of Nasdaq or any other national securities exchange, the Board of Directors has determined that each director other than Mr. Breda and Mr. Harrison is currently an “independent director” as that term is defined in Rule 5605(a)(2) of the Nasdaq rules.

From January 1, 2019 until November 15, 2019, members of the Board of Directors were John W. Breda, Laura Deeley Bren, David C. Doane, Heidi J. A. Gilmore, Mark L. Granger, Henry H. Hanna, III, Kenneth R. Lehman, Joseph A. Maressa, Jr., James A. Tamburro, Edward M. Thomas, Jeffrey F. Turner  and Robert C. Wheatley.  In connection with the Share Exchange, effective November 15, 2019, Ms. Bren, Mr. Doane, Ms. Gilmore, Mr. Hanna, Mr. Maressa

and Mr. Thomas resigned from the Board of Directors and Ms. Albertine, Mr. Harrison, Mr. Janney and Mr. Snead were appointed to the Board of Directors and were subsequently elected by shareholders at Delmar’s 2019 annual meeting of shareholders.  During 2019, the Board of Directors determined that each director who served during 2019, other than Mr. Breda, Mr. Thomas, Mr. Harrison and Mr. Snead, was an “independent director” during such service as that term is defined in Rule 5605(a)(2) of the Nasdaq rules.

In making this determination, the Board of Directors was aware of and considered the loan and deposit relationships with directors and their related interests which Delmarva and Partners enter into in the ordinary course of its business, and the service arrangements which are disclosed under “Certain Relationships and Related Party Transactions” described below as well as the employment and consulting arrangements described under “Director Compensation” and “Executive Compensation” in Item 11 of this Annual Report on Form 10-K.

Audit & Compliance Committee

For a description of the Audit & Compliance Committee, please see Item 10 of this Annual Report on Form 10-K, which description is incorporated herein by reference.

Compensation Committee

Delmar has a separately designated standing Compensation Committee.  Current members of the Compensation Committee are Mr. Janney (Chair), Mr. Granger, Mr. Lehman and Mr. Turner.  These individuals also served as members since the committee was established effective November 15, 2019.

Although Delmar is not currently subject to the listing requirements of Nasdaq or any other national securities exchange, the Board of Directors has determined that the members of the Compensation Committee are independent under the heightened standards of independence required by Section 5605(d)(2)(A) of the Nasdaq rules.

Governance & Nominating Committee

Delmar has a separately designated standing Governance & Nominating Committee.  Current members of the Governance & Nominating Committee are Mr. Tamburro (Chair), Mr. Lehman, Mr. Snead and Mr. Turner.  These individuals also served as members since the committee was established effective November 15, 2019.

Although Delmar is not currently subject to the listing requirements of Nasdaq or any other national securities exchange, the Board of Directors has determined that the members of the Governance & Nominating Committee are independent under the Nasdaq rules.

Certain Relationships and Related Party Transactions

Delmarva and Partners have had, and expect to have in the future, banking transactions in the ordinary course of business with some of Delmar’s, Delmarva’s and Partners’ directors, executive officers, and their associates. All of such transactions have been on substantially the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to insiders require approval by the Board of Directors, with any interested director not participating. Delmarva and Partners also apply the same standards to any other transaction with an insider. Additionally, loans to directors or their related parties must be approved by the Directors’ Loan Committee and are reported to the Board of Directors. Other related party transactions involving directors must be reviewed and approved by the Board of Directors or a designated committee.

The maximum aggregate amount of loans (including lines of credit) to officers, directors and affiliates of Delmar during the year ended December 31, 2019 and December 31, 2018 amounted to $20.4 million and $8.7 million, respectively.  This represents approximately 15.6% and 13.3% of Delmar’s total shareholders’ equity at December 31, 2019 and 2018, respectively.  The aggregate amount of such loans outstanding at December 31, 2019 and 2018 to individuals who were officers, directors or affiliates of Delmar during the year was $15.6 million and $8.3 million, respectively.  None of such loans was classified as Substandard, Doubtful or Loss at December 31, 2019 or 2018.  In the opinion of Delmar’s Board of Directors, the terms of these loans are no less favorable to Delmarva or Partners than terms of the loans from Delmarva or Partners to unaffiliated parties. At the time each loan was made, management believed that these loans involved no more than the normal risk of collectability and did not present other unfavorable features.

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table presents the fees for professional audit services rendered by TGM Group LLC for the audit of Delmar’s consolidated financial statements for the fiscal years ended December 31, 2019 and 2018, and fees billed for other services rendered by TGM Group LLC during those periods. All services reflected in the following table for 2019 and 2018, including the fees and terms thereof, were pre-approved in accordance with the charter of the Audit & Compliance Committee of the Board of Directors.

Year Ended December 31,	2019	2018
Audit Fees (1)	$76,230	$44,393
Audit-Related Fees	—	—
Tax Fees (2)	4,750	4,500
All Other Fees	—	—
	$80,980	$48,893

(1)Audit fees for 2018 and 2019 consist of audit and review services; for 2019, audit fees also include review of documents filed with the SEC.

(2)Tax fees consist of preparation of federal and state income tax returns and property tax returns and consultation regarding tax compliance issues

The Audit & Compliance Committee has determined that the provision by TGM Group LLC of the non-audit services referred to above is compatible with the maintenance of that firm’s independence.

Pre-Approval Policies and Procedures

Pursuant to the terms of its charter, the Audit & Compliance Committee is responsible for the appointment, compensation and oversight of the work performed by Delmar’s independent auditors. The Audit & Compliance Committee, or a designated member of the Audit & Compliance Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent auditors to ensure that the provisions of such services does not impair the auditors’ independence.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2019 and 2018
Consolidated Statements of Operations for the years ended December, 2019 and 2018
Consolidated Statements of Comprehensive Income for the years ended December 31, 2019 and 2018
Consolidated Statements of Cash Flows for the years ended December 31, 2019 and 2018
Consolidated Statement of Changes in Shareholders' Equity for the years ended December 31, 2019 and 2018
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.(b)	Exhibits:
The exhibits filed or furnished with this annual report are shown on the Exhibit Index that follows the signatures to this annual report, which index is incorporated herein by reference.

ITEM 16.FORM 10-K Summary

Not applicable

EXHIBIT INDEX

Exhibit No.

2.1	Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Delmar Bancorp and Virginia Partners Bank (1)

2.1.1	Second Amendment, dated as of August 28, 2019, to Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Delmar Bancorp and Virginia Partners Bank (2)

3.1	Articles of Incorporation of Delmar Bancorp, with amendments thereto (3)

3.1.1	Amendment to the Articles of Incorporation of Delmar Bancorp, dated December 20, 2019 (4)

3.2	Bylaws of Delmar Bancorp (5)

4.1	Specimen Certificate for Common Stock (6)

10.2*	Noncompete Agreement dated as of January 27, 2017 between the Bank of Delmarva and Edward M. Thomas (7)

10.3*	Employment Agreement, dated as of December 13, 2018, among John W. Breda, Delmar Bancorp and The Bank of Delmarva (8)

10.4*	Employment Agreement, dated as of December 13, 2018, among Lloyd B. Harrison, III, Delmar Bancorp and Virginia Partners Bank (9)

10.5	Delmar Bancorp 2014 Stock Plan (10)

10.6	Delmar Bancorp 2004 Stock Plan (11)

10.9	Liberty Bell Bank 2004 Incentive Stock Option Plan (12)

10.10	Liberty Bell Bank Non-Qualified Stock Option Plan (13)

10.11*	Employment Agreement dated as of March 24, 2019 between Elizabeth Eicher and The Bank of Delmarva (14)

10.12*	Employment Agreement dated as of December 1, 2018 between Adam Sothen and Virginia Partners Bank (15)

16.1	Letter, dated March 27, 2020, from TGM Group LLC regarding change in certifying accountant

21	Subsidiaries of the Registrant

23.1	Consent of TGM Group LLP

23.2	Consent of Yount Hyde & Barbour P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Statement of Principal Executive Officer

32.2	Section 1350 Statement of Principal Financial Officer

99.1	Report of Yount Hyde & Barbour P.C. on the financial statements of Virginia Partners Bank

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*  Indicates management contract

(1)	Incorporated by reference to Exhibit 2.1 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(2)	Incorporated by reference to Exhibit 2.1 to Delmar’s Current Report on Form 8-K filed on August 30, 2019.
(3)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(4)	Incorporated by reference to Exhibit 3.1 to Delmar’s Current Report on Form 8-K filed on December 20, 2019.
(5)	Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(6)	Incorporated by reference to Exhibit 3 to Delmar’s Form 1-A filed on November 22, 2017.
(7)	Incorporated by reference to Exhibit 6.2 to Delmar’s Form 1-A filed on November 22, 2017.
(8)	Incorporated by reference to Exhibit 10.4 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(9)	Incorporated by reference to Exhibit 10.6 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(10)	Incorporated by reference to Exhibit 6.3 to Delmar’s Form 1-A filed on November 22, 2017.
(11)	Incorporated by reference to Exhibit 6.3 to Delmar’s Form 1-A filed on November 22, 2017.
(12)	Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(13)	Incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(14)	Incorporated by reference to Exhibit 10.11 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(15)	Incorporated by reference to Exhibit 10.12 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DELMAR BANCORP

By: /s/ Lloyd B. Harrison, III

Name: Lloyd B. Harrison, III

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mona D. Albertine Mona D. Albertine	Director	March 27, 2020

/s/ John W. Breda John W. Breda	President & Chief Operating Officer, Director	March 27, 2020

/s/ Mark L. Granger Mark L. Granger	Director	March 27, 2020

/s/ Lloyd B Harrison, III Lloyd B. Harrison, III	Chief Executive Officer & Director (Principal Executive Officer)	March 27, 2020

/s/ John A. Janney John A. Janney	Vice Chairman of the Board of Directors	March 27, 2020

/s/ Kenneth R. Lehman Kenneth R. Lehman	Director	March 27, 2020

/s/ George P. Snead George P. Snead	Director	March 27, 2020

/s/ James A. Tamburro James A. Tamburro	Director	March 27, 2020

/s/ Jeffrey F. Turner Jeffrey F. Turner	Chairman of the Board of Directors	March 27, 2020

/s/ Robert C. Wheatley Robert C. Wheatley	Director	March 27, 2020

/s/ J. Adam Sothen J. Adam Sothen	Chief Financial Officer (Principal Financial Officer)	March 27, 2020

/s/ Betsy J. Eicher Betsy J. Eicher	Chief Accounting Officer (Principal Accounting Officer)	March 27, 2020