Form 10-Q
period 2020-03-31
DELMAR BANCORP
filed 2020-05-15
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended March 31, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the transition period from to .

Commission file number: 001-39285

Delmar Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52-1559535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2245 Northwood Drive, Salisbury, Maryland	21801
(Address of principal executive offices)	(Zip Code)

410-548-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	DBCP	Nasdaq Capital Market

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

As of May 13, 2020 there were 17,807,639 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELMAR BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019
(Dollars in thousands, except per share amounts)	(unaudited)	(audited)
ASSETS
Cash and due from banks	$29,882	$36,295
Interest bearing deposits in other financial institutions	23,221	27,586
Federal funds sold	31,587	31,230
Cash and cash equivalents	84,690	95,111
Securities available for sale, at fair value	104,652	106,256
Loans held for sale, at fair value	5,190	3,555
Loans, less allowance for credit losses of $7,819 at March 31, 2020 and $7,304 at December 31, 2019	1,007,370	986,684
Accrued interest receivable on loans and investment securities	3,302	3,138
Premises and equipment, at cost, less accumulated depreciation	13,454	13,705
Federal Home Loan Bank stock, at cost	4,959	5,180
Atlantic Central Bankers Bank stock, at cost	131	131
Other investments	2,849	2,838
Bank owned life insurance	7,867	7,817
Other real estate owned	2,417	2,417
Core deposit intangible, net	3,190	3,373
Goodwill	9,391	9,391
Other assets	12,981	13,074
Total assets	$1,262,443	$1,252,670
LIABILITIES
Deposits:
Non interest bearing demand	$268,226	$261,631
NOW	83,758	76,947
Savings and money market	233,754	222,975
Time, $100,000 or more	276,152	274,387
Other time	158,834	170,841
	1,020,724	1,006,781
Accrued interest payable on deposits	584	572
Short-term borrowings with the Federal Home Loan Bank	21,200	48,000
Long-term borrowings with the Federal Home Loan Bank	68,466	48,830
Subordinated notes payable	6,500	6,500
Other borrowings	1,113	1,249
Other liabilities	10,284	9,861
Total liabilities	1,128,871	1,121,793
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,807,639 as of March 31, 2020 and 17,790,181 as of December 31, 2019	178	178
Surplus	87,538	87,437
Retained earnings	43,746	41,785
Noncontrolling interest in consolidated subsidiaries	709	738
Accumulated other comprehensive income, net of tax	1,401	739
Total stockholders' equity	133,572	130,877
Total liabilities and stockholders' equity	$1,262,443	$1,252,670

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
INTEREST INCOME ON:
Loans, including fees	$13,359	$8,466
Investment securities:
Taxable	435	181
Exempt from Federal income tax	225	144
Federal funds sold	97	15
Other interest income	233	176
	14,349	8,982
INTEREST EXPENSE ON:
Deposits	2,587	1,346
Borrowings	652	422
	3,239	1,768
NET INTEREST INCOME	11,110	7,214
Provision for credit losses	648	300
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	10,462	6,914
OTHER INCOME:
Service charges on deposit accounts	289	287
Gain on investment securities	127	—
Other income	1,137	471
	1,553	758
OTHER EXPENSES:
Salaries and employee benefits	4,779	2,838
Premises and equipment	1,124	938
Amortization of core deposit intangible	183	76
Gains on other real estate owned	—	(1)
Other expenses	2,703	1,760
	8,789	5,611
INCOME BEFORE TAXES ON INCOME	3,226	2,061
Federal and state income taxes	804	663
NET INCOME	$2,422	$1,398
Net (income) attributable to noncontrolling interest	(16)	—
NET INCOME ATTRIBUTABLE TO DELMAR BANCORP	$2,406	$1,398

Earnings per common share
Basic earnings per share	$0.135	$0.140
Diluted earnings per share	$0.135	$0.140

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2020	2019
NET INCOME	$2,422	$1,398
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on securities available for sale arising during the period	1,027	860
Deferred income tax liabilities	(272)	(228)
Other comprehensive income, net of tax	755	632

Reclassification adjustment for gains included in net income	(127)	—
Deferred income tax benefits	34	—
Other comprehensive income, net of tax	(93)	—
TOTAL OTHER COMPREHENSIVE INCOME	662	632
COMPREHENSIVE INCOME	3,084	2,030
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(16)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DELMAR BANCORP	$3,068	$2,030

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three month period:
					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2018	$100	$29,470	$37,149	$—	$(731)	$65,988
COMPREHENSIVE INCOME
Net income	—	—	1,398	—	—	1,398
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	632	632
TOTAL COMPREHENSIVE INCOME						2,030
Cash dividends, $0.025 per share	—	—	(250)	—	—	(250)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, March 31, 2019	$100	$29,475	$38,297	$—	$(99)	$67,773

Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
COMPREHENSIVE INCOME
Net income	—	—	2,406	16	—	2,422
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	755	755
Reclassification adjustment for gains included in net income	—	—	—	—	(93)	(93)
TOTAL COMPREHENSIVE INCOME						3,084
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Minority interest equity distribution	—	—	—	(45)	—	(45)
Warrant exercises, net	—	10	—	—	—	10
Stock option exercises, net	—	86	—	—	—	86
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, March 31, 2020	$178	$87,538	$43,746	$709	$1,401	$133,572

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,406	$1,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	648	300
Depreciation	356	281
Amortization and accretion	164	124
Gain on investment securities	(96)	—
Gain on equity securities	(31)	—
Gain on sale of loans held for sale, originated	(435)	—
Increase in bank owned life insurance cash surrender value	(50)	—
Deferred income tax (benefits) expenses	(366)	462
Stock‑based compensation expense, net of employee tax obligation	5	5
Changes in assets and liabilities:
Increase in loans held for sale	(1,199)	—
Increase in accrued interest receivable	(165)	(133)
Decrease (increase) in other assets	516	(3,432)
(Decrease) increase in accrued interest payable	(9)	62
Increase in other liabilities	295	3,675
Net cash provided by operating activities	2,039	2,742
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(6,315)	(1,124)
Proceeds from maturities and paydowns of securities available for sale	8,831	1,713
Net increase in loans	(21,334)	(17,297)
Purchases of premises and equipment	(105)	(212)
Proceeds from sales of Federal Home Loan Bank stock	272	810
Purchase of Federal Home Loan Bank stock	(51)	(919)
Net cash used by investing activities	(18,702)	(17,029)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, NOW, money market, and savings deposits, net	24,185	948
Cash received for the exercise of stock options	85	—
Cash received for the exercise of warrants	10	—
(Decrease) increase in time deposits, net	(10,243)	14,802
Decrease in other borrowings, net	(7,301)	(1,165)
Net decrease in minority interest contributed capital	(29)	—
Decrease in finance lease liability	(20)	—
Dividends paid	(445)	(250)
Net cash provided by financing activities	6,242	14,335
Net (decrease) increase in cash and cash equivalents	(10,421)	48
Cash and cash equivalents, beginning of period	95,111	29,694
Cash and cash equivalents, ending of period	$84,690	$29,742
Supplementary cash flow information:
Interest paid	$3,227	$1,706
Income taxes paid	—	25
Total appreciation on securities available for sale	$901	$860
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Loans converted to other real estate owned	$—	$209

The Selected Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

 DELMAR BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Delmar Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the ”Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware and operating primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia and operating primarily in and around the Greater Fredericksburg, Virginia area, including Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia.  Partners also operates in Anne Arundel County and the three counties of Southern Maryland, including Charles County, Calvert County, and St. Mary;s County.  The Subsidiaries engage in the general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain Federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and is a real estate holding company; and FBW, LLC, of which Delmarva holds 50% interest, and is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, and is a real estate holding company; Johnson Mortgage Company, LLC, of which Partners owns 51% interest, and is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, and which holds investment property. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2020 and December 31, 2019, the results of its operations and its cash flows for the three months ended March 31, 2020 and 2019 in conformity with U.S. GAAP.

Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period.

Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Securities Available for Sale:

Marketable debt and equity securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Subsidiaries' asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

Impairment may result from credit deterioration of the issuer or collateral underlying the security.  In performing an assessment of recoverability, all relevant information is considered, including the length of time and extent to which fair value has been less than the amortized cost basis, the cause of the price decline, credit performance of the issuer and underlying collateral, and recoveries or further declines in fair value subsequent to the balance sheet date.

For debt securities, the Company measures and recognizes other-than-temporary impairment (“OTTI”) losses through earnings if (1) the Company has the intent to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In these circumstances, the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the security.  For securities that are considered OTTI that the Company has the intent and ability to hold in an unrealized loss position, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of other comprehensive income (“OCI”).

For equity securities, the Company recognizes OTTI losses through earnings if the Company intends to sell the security.  The Company also considers other relevant factors, including its intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in market value, and whether evidence exists to support a realizable value equal to or greater than the carrying value.  Any OTTI loss on an equity security is equal to the full difference between the amortized cost basis and the fair value of the security.

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

Other Securities:

Federal Home Loan Bank (“FHLB”) stock, at cost,  and Atlantic Central Bankers Bank (“ACBB”), at cost, Community Bankers Bank (“CBB”) and Maryland Financial Bank (“MFB”) are equity interests in the FHLB, ACBB, CBB and MFB, respectively. These securities do not have a readily determinable fair value for purposes of Accounting Standards Codification (“ASC”) 320‑10 Investments‑Debts and Equity Securities because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI. Other investments consists of an equity ownership of Solomon Hess SBA Loan Fund LLC which the value is adjusted for its prorata share of assets in the fund and investment in the stock of the Federal Reserve Bank (“FRB”).

Bank Owned Life Insurance:

The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probable at settlement.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Subsidiaries' policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral.

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, the value of the underlying collateral, and current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least monthly and more often if deemed necessary.

The allowance for credit losses typically consists of an allocated component and an unallocated component. The allocated component of the allowance for credit losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.

The specific credit allocations are based on regular analyses of all loans over a fixed‑dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using an informal loss migration analysis that examines loss experience and the related internal gradings of loans charged off over a current three (3) year period. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Loan Charge‑off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

•	management deems the asset to be uncollectible;
•	repayment is deemed to be made beyond the reasonable time frames;
•	the asset has been classified as a loss by internal or external review; and
•	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets.

Acquired Loans

Loans acquired in connection with business combinations are recorded at their acquisition‑date fair value with no carry over of related allowance for credit losses. Any allowance for credit loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition‑date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Acquired loans that meet the criteria for nonaccrual of interest prior to the acquisition may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans, including the impact of any accretable yield.

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310‑30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310‑30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicator that an acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non‑accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

Under the ASC 310‑30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan's total scheduled principal and interest payment over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non‑accretable difference. The non‑accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.

Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in cash flows result in first, reversal of existing valuation allowa,nces recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized as interest income on a prospective basis over the loan's remaining life.

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

Troubled Debt Restructurings

A loan is accounted for and reported as a troubled debt restructuring (“TDR”) when, for economic or legal reasons, we grant a concession to a borrower experiencing financial difficulty that we would not otherwise consider.  Management strives to identify borrowers in financial difficulty early and works with them to modify to more affordable terms before their loan reaches nonaccrual status.  These modified terms may include rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  A restructuring that results in only an insignificant delay in payment is not considered a concession.  A delay may be considered insignificant if the payments subject to the delay are insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period is insignificant relative to the frequency of the payments, the debt’s original contractual maturity or original expected duration.

TDRs are designated as impaired loans because interest and principal payments will not be received in accordance with the original contract terms.  TDRs that are performing and on accrual status as of the date of the modification remain on accrual status.  TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months.  TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off.  However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be no longer designated as a TDR.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors.  Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia.  Loans are initially funded primarily by JMC’s lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid.  Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first quarter of 2020 or during 2019.  JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time.  JMC has never been required to repurchase a loan and no allowance has been made as of March 31, 2020 or December 31, 2019 for possible repurchases.  Management does not believe that a provision for early default or refinancing costs is necessary at March 31, 2020 or December 31, 2019.

JMC e,nters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding.  While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates.  However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate.  The fair value of rate lock commitments and forward sales commitments was considered immaterial at March 31, 2020 and December 31, 2019.  Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are include in other income on the Company’s consolidated statements of income.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write‑downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At March 31, 2020 and December 31, 2019 there were four properties with a combined estimated value of $2.4 million included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners. ASC 350, Intangibles‑Goodwill and Other (ASC 350), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisition are amortized (See Note 12 – Goodwill and Intangible Assets for further information).

Accounting for Stock Based Compensation:

The Company follows ASC 718‑10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock‑based compensation plans. ASC 718‑10 defines a fair value at grant date to be used for measuring compensation expense for stock‑based compensation plans to be recognized in the statement of income.

During 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016‑10 Technical Corrections and Improvements, which replaced the definition of fair value previously used in ASC Topic 718 with the definition of fair value from ASC Topic 820, Fair Value Measurement (“ASC Topic 820”). The amendments affecting ASC 718‑10 were effective and applied prospectively by the Company beginning January 1, 2016. Management believes the resulting change in fair value measurement methodology is immaterial to the financial statements.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,805,714 and 9,985,321 for the three month periods ended March 31, 2020 and 2019, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti‑dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 8 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	March 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,761	$205	$—	$5,966
Obligations of States and political subdivisions	34,942	855	409	35,388
Mortgage-backed securities	57,113	1,239	33	58,319
Subordinated debt investments	2,988	68	43	3,013
Equity securities	1,966	—	—	1,966
	$102,770	$2,367	$485	$104,652

	December 31, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	716	43	34,558
Mortgage-backed securities	56,275	236	90	56,421
Subordinated debt investments	2,988	42	—	3,030
Equity securities	1,935	—	—	1,935
	$105,269	$1,156	$169	$106,256

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2020 and December 31, 2019, are as follows:

	March 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of States and political subdivisions	9,027	409	—	—	9,027	409
Mortgage-backed securities	1,587	33	—	—	1,587	33
Subordinated debt investments	952	43	—	—	952	43
Total securities with unrealized losses	$11,566	$485	$—	$—	$11,566	$485

	December 31, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$5,269	$34	$2,000	$2	$7,269	$36
Obligations of States and political subdivisions	4,669	43	—	—	4,669	43
Mortgage-backed securities	11,600	32	4,489	58	16,089	90
Subordinated debt investments	—	—	—	—	—	—
Total securities with unrealized losses	$21,538	$109	$6,489	$60	$28,027	$169

For individual securities classified as either available for sale or held to maturity, the Company must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near‑term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security shall be written down to the fair value as a new cost basis and the amount of the write‑down shall be included in earnings (that is, accounted for as a realized loss).

Contractual maturities of investment securities at March 31, 2020 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage‑backed securities have no stated maturity and primarily reflect investments in various Pass‑through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage‑backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	March 31, 2020
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,250	$1,253
Due after one year through five years	1,862	1,890
Due after five years through ten years	19,210	19,518
Due after ten years or more	23,335	23,672
Mortgage-backed securities, due in monthly installments	57,113	58,319
	$102,770	$104,652

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of March 31, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	At March 31, 2020	At December 31, 2019
Originated Loans
Real Estate Mortgage
Construction and land development	$69,455	$59,236
Residential real estate	114,748	108,590
Nonresidential	347,059	325,916
Home equity loans	16,177	13,736
Commercial	61,952	52,838
Consumer and other loans	3,114	2,669
	612,505	562,985
Acquired Loans
Real Estate Mortgage
Construction and land development	$21,417	$26,034
Residential real estate	92,084	101,088
Nonresidential	211,435	222,075
Home equity loans	21,419	24,176
Commercial	58,964	60,675
Consumer and other loans	2,898	3,091
	408,217	437,139
Total Loans
Real Estate Mortgage
Construction and land development	$90,872	$85,270
Residential real estate	206,832	209,678
Nonresidential	558,494	547,991
Home equity loans	37,596	37,912
Commercial	120,916	113,513
Consumer and other loans	6,012	5,760
	1,020,722	1,000,124
Less: Unamortized discounts on acquired loans	(5,533)	(6,136)
Less: Allowance for credit losses	(7,819)	(7,304)
	$1,007,370	$986,684

Allowance for Credit Losses

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for credit losses, the Company has segmented the loan portfolio into the following classifications:

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

Each of these segments are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period for their respective segments as well as the following qualitative factors:

•	Changes in the levels and trends in delinquencies, non‑accruals, classified assets and TDRs
•	Changes in the nature and volume of the portfolio
•	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
•	Changes in the experience, depth and ability of management
•	Changes in the national and local economic conditions and developments, including the condition of various market segments
•	Changes in the concentration of credits within each pool
•	Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors
•	Changes in external factors such as competition and the legal environment.

The above factors result in a FAS 5, as codified in FASB ASC 450‑10‑ 20, calculated reserve for environmental factors.

All credit exposures graded at a rating of “non-pass” with outstanding balances less than or equal to $250 thousand and credit exposures graded at a rating of “pass” are reviewed and analyzed quarterly using the weighted average historical charge‑offs over a current three year period as a percentage of total charge‑offs for the same period for their respective segments as well as the qualitative factors discussed above. The weighted average historical percentage is further adjusted based on delinquency risk trend assessments and concentration risk assessments.

All credit exposures graded at a rating of “non-pass” with outstanding balances greater than $250 thousand are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge‑offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge‑off to the allowance.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of March 31, 2020 and December 31, 2019.

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2020 and December 31, 2019:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at March 31, 2020
Individually evaluated for impairment:
Balance in allowance	$—	$181	$90	$—	$207	$—	$—	$478
Related loan balance	388	4,417	14,287	56	2,086	17	—	21,251
Collectively evaluated for impairment:
Balance in allowance	$718	$1,238	$4,253	$169	$678	$19	$266	$7,341
Related loan balance	90,106	202,064	540,973	37,373	117,485	5,937	—	993,938

Note: The balances above include unamortized discounts on acquired loans of $5.5 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019
Individually evaluated for impairment:
Balance in allowance	$—	$216	$82	$—	$274	$—	$—	$572
Related loan balance	723	3,905	11,449	9	2,238	—	—	18,324
Collectively evaluated for impairment:
Balance in allowance	$602	$1,164	$3,991	$142	$552	$14	$267	$6,732
Related loan balance	84,028	205,381	533,100	37,706	109,759	5,690	—	975,664

Note:  The balances above include unamortized discounts on acquired loans of $6.1 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2020 and 2019.  Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	March 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge-offs	—	(25)	(38)	—	(66)	(41)	—	(170)
Recoveries	—	4	3	10	7	13	—	37
Provision	116	60	304	17	118	33	—	648
Ending Balance	$718	$1,419	$4,343	$169	$885	$19	$266	$7,819

	March 31, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential					Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential		Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$647	$1,521		$3,629	$122	$641	$13	$490	$7,063
Charge-offs	(11)	—		(191)	(4)	(98)	(37)	—	(341)
Recoveries	1	2		4	—	18	16	—	41
Provision	(39)	(14)		254	29	94	19	(43)	300
Ending Balance	$598	$1,509	S	3,696	$147	$655	$11	$447	$7,063

The Company had an unallocated amount (overage) of approximately $266 thousand in the allowance that is reflected in the above table as of March 31, 2020. The Company had an unallocated amount (overage) of approximately $447 thousand in the allowance that is reflected in the above table as of March 31, 2019. Management believes this amount is adequate to absorb additional inherent, but as yet unidentified, losses in the loan portfolio.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at March 31, 2020 and December 31, 2019. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. Loans that trend upward toward higher credit grades typically have less credit risk and loans that migrate downward typically have more credit risk.

The Company’s internal risk ratings are as follows:

1	Excellent — minimal risk. Normally supported by pledged deposits, United States government securities, etc.
2	Superior — low risk. All of the risks associated with this credit based on each of the Subsidiaries creditworthiness criteria are minimal.
3	Good — moderately low risk. Most of the risks associated with this credit based on each of the bank's creditworthiness criteria are minimal.
4	Fair/Watch — moderate risk. The weighted overall risk associated with this credit based on each of the bank's creditworthiness criteria is acceptable.
5	Marginal — moderately high risk. The credit possesses deficiencies which corrective action by the bank would remedy and; should potentially be included on a watch list.
6	Substandard — The bank is inadequately protected and there exists the distinct possibility of sustaining some loss if not corrected.
7	Doubtful — Weaknesses make collection or liquidation in full, based on currently existing facts, improbable.
8	Loss — Of little value; not warranted as a bankable asset.

Non‑accruals

In general, a loan will be placed on non‑accrual status at the end of the reporting month in which the interest or principal is past due more than 90 days. Exceptions to the policy are those loans that are in the process of collection and are well-secured. A well‑secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
March 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total
	Dollars in Thousands
Excellent	$—	$—	$397	$—	$6,044	$107	$6,548
Superior	—	134	3,580	122	2,071	—	5,907
Good	89,498	199,142	534,658	37,243	107,471	5,831	973,843
Fair	819	4,207	12,003	64	2,429	16	19,538
Marginal	—	—	—	—	—	—	—
Substandard	177	2,998	4,622	—	1,556	—	9,353
TOTAL	$90,494	$206,481	$555,260	$37,429	$119,571	$5,954	$1,015,189
Non-Accrual	$177	$1,508	$2,346	$—	$1,280	$—	$5,311
TDRs	$—	$2,269	$7,437	$—	$1,207	$—	$10,913
Number of TDR accounts	—	11	18	—	1	—	30
Breakdown of TDRs
TDRs on Non-accrual	$—	$866	$575	$—	$1,207	$—	$2,648
TDRs Past Due 30-89 days	—	15	—	—	—	—	15
Performing TDRs	—	1,388	6,862	—	—	—	8,250
TOTAL	$—	$2,269	$7,437	$—	$1,207	$—	$10,913
Total Non-performing TDR accounts	$—	$881	$575	$—	$1,207	$—	$2,663
Number of non‑performing TDRs	—	3	2	—	1	—	6

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2019	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total
	Dollars in Thousands
Excellent	$—	$—	$405	$—	$6,089	$111	$6,605
Superior	—	139	3,652	122	1,818	1	5,732
Good	83,773	202,690	525,465	37,528	99,973	5,557	954,986
Fair	801	3,321	9,739	64	2,469	20	16,414
Marginal	—	—	—	—	—	—	—
Substandard	177	3,136	5,290	—	1,648	—	10,251
TOTAL	$84,751	$209,286	$544,551	$37,714	$111,997	$5,689	$993,988
Non-Accrual	$177	$1,620	$2,608	$5	$131	$—	$4,541
Troubled debt restructures	$—	$2,323	$7,934	$—	$38	$—	$10,295
Number of TDR accounts	—	12	20	—	1	—	33
Breakdown of TDRs
TDRs on Non-accrual	$—	$904	$926	$—	$38	$—	$1,868
TDRs Past Due 30-89	—	—	—	—	—	—	—
Performing TDRs	—	1,419	7,008	—	—	—	8,427
TOTAL	$—	$2,323	$7,934	$—	$38	$—	$10,295
Total Non-performing TDR accounts	$—	$904	$926	$—	$38	$—	$1,868
Number of non‑performing TDRs	—	3	3	—	1	—	7

The following tables include an aging analysis of the recorded investment of past due financing receivables as of March 31, 2020 and December 31, 2019:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At March 31, 2020	Past Due*	Past Due**	Past Due***	Past Due	Balance	Receivables***	and Accruing
	Dollars in Thousands
Real Estate
Construction and land development	$—	$40	$177	$217	$90,655	$90,872	$—
Residential real estate	2,008	155	915	3,078	203,754	206,832	293
Nonresidential	1,631	42	1,570	3,243	555,251	558,494	—
Home equity loans	19	—	—	19	37,577	37,596	—
Commercial	247	—	1,280	1,527	119,389	120,916	—
Consumer and other loans	6	—	—	6	6,006	6,012	—
TOTAL	$3,911	$237	$3,942	$8,090	$1,012,632	$1,020,722	$293

*      Includes $1.5 million of non‑accrual loans.

**    Includes $155 thousand of non-accrual loans.

***  Includes $3.6 million of non-accrual loans.

Total financing receivable balances do not include unamortized discounts on acquired loans of $5.5 million.

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2019	Past Due*	Past Due**	Past Due***	Past Due	Balance	Receivables***	and Accruing
	Dollars in Thousands
Real Estate
Construction and land development	$424	$—	$177	$601	$84,669	$85,270	$—
Residential real estate	1,296	677	702	2,675	207,003	209,678	—
Nonresidential	635	144	1,823	2,602	545,389	547,991	—
Home equity loans	—	—	—	—	37,912	37,912	—
Commercial	231	1,207	94	1,532	111,981	113,513	—
Consumer and other loans	1	19	—	20	5,740	5,760	5
TOTAL	$2,587	$2,047	$2,796	$7,430	$992,694	$1,000,124	$5

*      Includes $956 thousand of non‑accrual loans.

** Includes $81 thousand of non-accrual loans.

*** Includes $2.6 million of non-accrual loans.

Total financing receivable balances do not include unamortized discounts on acquired loans of $6.1 million.

Impaired Loans

Impaired loans are defined as non‑accrual loans, TDRs, purchased credit impaired loans (“PCI”) and loans risk rated a “6” or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge‑offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge‑off to the allowance.

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

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables with the associated allowance amount, if applicable. Management determined the specific reserve in the allowance based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the remaining source of repayment for the loan is the operation or liquidation of the collateral. In those cases, the current fair value of the collateral, less selling costs was used to determine the specific allowance recorded.

Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired. When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non‑accrual status, all payments are applied to principal, under the cost recovery method.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
March 31, 2020	Investment	Balance	Recognized	Reserve	Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	691	691	—	181	709
Nonresidential	2,411	2,449	69	90	2,433
Home equity loans	—	—	—	—	—
Commercial	1,207	1,207	11	207	1,240
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,309	$4,347	$80	$478	$4,382
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$388	$388	$3	$—	$556
Residential real estate	4,528	5,299	57	—	4,296
Nonresidential real estate	12,365	12,697	182	—	11,050
Home equity loans	56	56	1	—	32
Commercial	991	991	17	—	1,034
Consumer and other loans	17	17	—	—	8
Total impaired loans with no specific reserve	$18,345	$19,448	$260	$—	$16,976
TOTAL	$22,654	$23,795	$340	$478	$21,358

Total impaired loans of $22.7 million at March 31, 2020 include PCI loan balances of $5.1 million, which are net of a discount of $989 thousand. Total impaired loans also included $620 thousand of loans which did not meet the criteria whereby an individual evaluation for impairment was required. These loans were pooled with all other loans not requiring an evaluation for individual impairment and reviewed and analyzed using the weighted average historical charge‑offs over a current three year period for their respective segments along with the qualitative factors stated previously in this disclosure, to result in a ASC 450‑10‑20 calculated reserve.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2019	Investment	Balance	Recognized	Reserve	Investment
	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	727	727	—	216	2,337
Nonresidential	2,456	2,456	260	82	2,866
Home equity loans	—	—	—	—	—
Commercial	1,274	1,274	53	274	659
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,457	$4,457	$313	$572	$5,862
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$723	$545	$34	$—	$471
Residential real estate	4,064	4,717	243	—	4,566
Nonresidential	9,734	9,266	909	—	11,181
Home equity loans	9	9	17	—	351
Commercial	1,078	1,078	87	—	1,441
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$15,608	$15,615	$1,290	$—	$18,010
TOTAL	$20,065	$20,072	$1,603	$572	$23,872

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	March 31, 2020	December 31, 2019
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$6,123	$6,428
Carrying amount	5,134	5,373
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$402,094	$430,711
Carrying amount	397,550	425,630
Total acquired loans
Outstanding balance	$408,217	$437,139
Carrying amount	402,684	431,003

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310‑20:

Dollars in Thousands	March 31, 2020	December 31, 2019
Balance at beginning of period	$5,081	$745
Acquisitions	—	4,990
Accretion	(537)	(654)
Balance at end of period	$4,544	$5,081

During the three months ended March 31, 2020, the Company recorded $70 thousand in accretion on acquired loans accounted for under ASC 310-30.  During the three months ended March 31, 2019, the Company recorded $28 thousand in accretion on acquired loans accounted for under ASC 310-30.

Non‑accretable yield on PCI loans was $1.6 million at March 31, 2020 and December 31, 2019.

Concentration of Risk:

The Company makes loans to customers located primarily within Anne Arundel, Charles, Calvert, St. Mary’s, Wicomico, and Worcester Counties, Maryland;  Sussex County, Delaware; Camden and Burlington Counties, New Jersey; Stafford, Spotsylvania, King George, and Caroline Counties, Virginia; and the City of Fredericksburg, Virginia. A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non‑accrual loans as of March 31, 2020 and December 31, 2019.

Note 4. Credit Facilities

The Company owns capital stock of the FHLB as a condition for a $311.2 million convertible advance credit facility from the FHLB. As of March 31, 2020 the Company had remaining credit availability of $221.5 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at March 31, 2020 and December 31, 2019 and outstanding lines of credit:

	March 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	12,000	1.31	April 2020	Fixed, at maturity
Fixed rate hybrid	6,000	0.30	April 2020	Fixed, at maturity
Fixed rate hybrid	3,200	0.30	April 2020	Fixed, at maturity
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,286	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,380	1.99%	March 2026	Fixed, paid quarterly
Total advances	89,666

	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	1.73%	January 2020	Fixed, at maturity
Fixed rate	4,500	1.76%	January 2020	Fixed, at maturity
Fixed rate	7,600	1.68%	January 2020	Fixed, at maturity
Fixed rate	7,700	1.68%	January 2020	Fixed, at maturity
Fixed rate	6,000	1.70%	January 2020	Fixed, at maturity
Fixed rate	3,200	1.71%	January 2020	Fixed, at maturity
Fixed rate	7,000	1.70%	January 2020	Fixed, at maturity
Fixed rate hybrid	15,000	1.51%	June 2019	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible**	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,393	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,437	1.99%	March 2026	Fixed, paid quarterly
Total advances	96,830

* The FHLB has the option of converting the rate on this long-term borrowing to a three month LIBOR-based floating rate in May 2020.

Average short‑term borrowings under FHLB approximated $45 million and $9.3 million for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $241.9 million and $223.5 million at March 31, 2020 and December 31, 2019, respectively.

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

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia.  Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012.  Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date.  Partners has a remaining obligation under the note payable of $698 thousand as of March 31, 2020.  The loan was refinanced on April 30, 2015 with a twenty-five year amortization.  The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation.  In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million.  The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (3.9% at March 31, 2020 and 4.0% at December 31, 2020). The rate is subject to change the first of every month.  Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand.  The warehouse line of credit is set to renew or mature on May 31, 2020.  The balance outstanding at March 31, 2020 an

December 31, 2019 was $444 thousand and $576 thousand, respectively.  Interest expense on the warehouse lines of credit was $20 thousand during the three months ended March 31, 2020.

The proceeds of these long‑term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $59.0 million with several other correspondent banks for short‑term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At March 31, 2020 and December 31, 2019, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with a combined amortized cost and fair value of $2.3 million with the FRB to secure Discount Window borrowings at March 31, 2020 and December 31, 2019.  At March 31, 2020 and December 31, 2019 there were no outstanding borrowings under these facilities.

Maturities on debt over the next five years are as follows (dollars in thousands):

2020	$47,138
2021	16,659
2022	5,659
2023	337
2024	20,030

Note 5.  Lease Commitments

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

The Company leases eighteen locations for administrative offices and branch locations. Sixteen leases were classified as operating leases and two as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

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

Supplemental lease information at or for the three months ended March 31, 2020 is as follows:

Dollars in Thousands
Balance Sheet
Operating Lease Amounts
Right-of-use asset classified as premises and equipment	$4,308
Lease liability classified as other liabilities	4,609
Finance Lease Amounts
Right-of-use asset classified as premises and equipment	$1,927
Lease liability classified as other liabilities	2,327

Income Statement
Operating lease cost classified as premises and equipment	$234
Finance lease cost classified as borrowings	32

Weighted average lease term - Operating Leases (Yrs.)	8.25
Weighted average lease term - Finance Leases (Yrs.)	13.84
Weighted average discount rate - Operating Leases (1)	2.81%
Weighted average discount rate - Finance Leases (1)	2.84%
Operating outgoing cash flows from operating leases	$222
Operating outgoing cash flows from finance leases	$45

(1)

The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

A maturity analysis of the Company's lease liabilities at March 31, 2020 was as follows:

Dollars in Thousands
Operating Leases:
One year or less	$748
One to three years	1,222
Three to five years	1,124
Over 5 years	2,206
Total undiscounted cash flows	5,300
Less: Discount	(691)
Lease Liabilities	$4,609

Finance Leases:
One year or less	$178
One to three years	357
Three to five years	387
Over 5 years	1,926
Total undiscounted cash flows	2,848
Less: Discount	(521)
Lease Liabilities	$2,327

Note 6. Stock Option Plans

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

Liberty Bell Bank Stock Option Plans

In 2004, Liberty Bell Bank (“Liberty”) adopted the 2004 Incentive Stock Option Plan and the 2004 Non‑Qualified Stock Option Plan, which were stock‑based incentive compensation plans (the “Liberty Plans”). In February 2014, the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under the Liberty Plans became fully vested with the approval by the board of directors of Liberty signing the Agreement of Merger with the Company in July 2017 (the “Liberty Merger”). In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Liberty common stock were convertible in the Liberty Merger, which was 0.2857 (the “Liberty Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Liberty Conversion Ratio, rounded up to the nearest cent. At the effective time of the Liberty Merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

Remaining options for 8,709 shares were outstanding as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
March 31, 2020	2,355	$4.14	$9,750	6,354	$4.14	$26,306

Virginia Partners Bank Stock Option Plan

In 2015, Partners adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted.  The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years.  Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years.  Partners previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees.  In April 2015 the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan.  Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan.  The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful.  Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of Delmar’s acquisition of Partners in November 2019 through an exchange of shares in an all-stock transaction, (the “Partners Share Exchange”), each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase the Company’s common stock.  In addition, the Company assumed each of the Partners Stock Plans, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued.  As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company’s common stock at a weighted average exercise price of $6.13 per share.  The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Partners common stock were convertible in the Partners Share Exchange, which was 1.7179 (the “Partners Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Partners Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions for the three month period ended March 31, 2020 is as follows:

	March 31, 2020
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	247,705	$6.14	3.81
Granted	—	—	—
Exercised	(14,601)	5.83	—
Forfeited	—	—	—
Outstanding at end of period	233,104	$6.16	3.79	$(85,938)

Options exercisable at March 31, 2020	233,104	$6.16

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on March 31, 2020.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

March 31, 2020
Dividend yield	1.34%
Expected life	1.91
Expected volatility	4.34%
Risk-free interest rate	1.60%

The expected volatility is based on the Company’s recent historical volatility.  The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant.  The expected life is based on the contractual life and vesting period for the respective stock option.  The dividend yield assumption is based on the Company’s expectation of dividend payouts.

As stated in Note 1, the Company follows ASC 718‑10 which requires that stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2019.

Note 7. Restricted Stock Plan

The Company had an employee and director restricted stock plan (the “Company Plan”) and reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Company Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Company Plan was adopted by the Company's

Board of Directors in April 2014, and was subject to the right of the Board of Directors to terminate the Company Plan at any time.  The Company Plan terminated at its scheduled date on June 30, 2018. The termination of the Company Plan, either at the scheduled termination date or before such date, did not affect any award issued prior to termination.

As of March 31, 2020, non‑vested restricted stock awards totaling 3,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2019	6,000	$7.30
Vested in 2020	(3,000)	7.30
Nonvested Awards March 31, 2020	3,000	$7.30

As stated in Note 1, the Company follows ASC 718‑10 which requires that restricted stock‑based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC 718‑10, during the three months ended March 31, 2020 and 2019 the Company recognized restricted stock‑based compensation expense of $5 thousand, or $4 thousand net of tax, related to the 2014 restricted stock awards under the Company Plan. Unrecognized restricted stock‑based compensation expense related to 2014 restricted stock awards under the Company Plan totaled approximately $21 thousand at March 31, 2020. The remaining period over which this unrecognized expense is expected to be recognized is approximately two years.

Note 8. Earnings Per Share

Basic and diluted earnings per share are calculated as follows:

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2020	2019
Net income	$2,422	$1,398
Net (income) attributable to noncontrolling interest	(16)	—
Net income applicable to basic earnings per common share	2,406	1,398
Weighted average shares outstanding	17,806	9,985
Basic earnings per share	$0.135	$0.140
Effect of dilutive securities:
Weighted average shares outstanding under options the Company Plan (1)	—	18
Weighted average exercise price per share	$—	$9.05
Assumed proceeds on exercise	$—	$167
Average market value per share	$—	$7.16
Weighted average shares outstanding under options the Liberty Plan	9	12
Weighted average exercise price per share	$4.22	$3.98
Assumed proceeds on exercise	$38	$46
Average market value per share	$7.22	$7.16
Less: Treasury stock purchased with assumed proceeds from exercise	5	6
Weighted average shares outstanding under options the Partners Stock Plans	236	—
Weighted average exercise price per share	$5.83	$—
Assumed proceeds on exercise	$1,374	$—
Average market value per share	$7.22	$—
Less: Treasury stock purchased with assumed proceeds from exercise	190	—
Weighted average shares outstanding under restricted stock plans (2)	6	9
Diluted weighted average shares and common stock equivalents	17,862	10,000
Diluted earnings per share	$0.135	$0.140

(1)	Options were excluded from the calculation of dilutive earnings per share because they are anti‑dilutive.
(2)	Includes vested shares not yet issued and nonvested shares as of March 30.

Note 9. Regulatory Capital Requirements

The Company and its Subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and its Subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s and the Subsidiaries assets, liabilities, and certain off‑balance‑sheet items as calculated under regulatory accounting practices. The Company’s and its Subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Company and its Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk‑weighted assets, Tier I capital to average assets, and common equity Tier I capital to risk‑weighted assets. Management believes as of March 31, 2020 that the Company and its Subsidiaries meet all capital adequacy requirements to which they are subject.

As of March 31, 2020, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Subsidiaries must maintain minimum total risk‑based, Tier I risk‑based, Tier I leverage and common equity Tier I risk‑based ratios. There are no conditions or events since that notification that management believes have changed the Subsidiaries category.

The Common Equity Tier I, Tier I and Total capital ratios are calculated by dividing the respective capital amounts by risk‑weighted assets. Risk‑weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off‑balance‑sheet items, among other things. The Tier I leverage ratio is calculated by dividing Tier I capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

When fully phased in on January 1, 2019, the Basel III Capital Rules required the Subsidiaries and the Company to maintain (i) a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum ratio of Common Equity Tier I capital to risk‑weighted assets of at least 7.0% upon full implementation), (ii) a minimum ratio of Tier I capital to risk‑weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier I capital ratio as that buffer is phased in, effectively resulting in a minimum Tier I capital ratio of 8.5% upon full implementation), (iii) a minimum ratio of Total capital (that is, Tier I capital plus Tier 2 capital) to risk‑weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio as that buffer is phased in, effectively resulting in a minimum Total capital ratio of 10.5% upon full implementation) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier I capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Subsidiaries or the Company. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk‑weighted capital ratios. Banking institutions with a ratio of Common Equity Tier I capital to risk‑weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2020 and December 31, 2019 for the Subsidiaries and Company under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the fully phased‑in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the

Company's and Subidiaries’ capital amounts and ratios as of March 31, 2020 and December 31, 2019 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$134,174	13.1%	$107,491	10.5%	$—	N/A
The Bank of Delmarva	80,926	12.7%	66,933	10.5%	63,746	10.0%
Virginia Partners Bank	48,085	12.5%	40,258	10.5%	38,341	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	119,590	11.7%	87,016	8.5%	—	N/A
The Bank of Delmarva	73,431	11.5%	54,184	8.5%	50,997	8.0%
Virginia Partners Bank	47,496	12.4%	32,590	8.5%	30,673	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	119,590	11.7%	71,660	7.0%	—	N/A
The Bank of Delmarva	73,431	11.5%	44,622	7.0%	41,435	6.5%
Virginia Partners Bank	47,496	12.4%	26,839	7.0%	24,922	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	119,590	9.6%	49,784	4.0%	—	N/A
The Bank of Delmarva	73,431	9.4%	31,347	4.0%	39,184	5.0%
Virginia Partners Bank	47,496	10.5%	18,170	4.0%	22,712	5.0%

As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$131,443	13.1%	$105,140	10.5%	$—	N/A
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	85,113	8.5%	—	N/A
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	70,224	7.0%	—	N/A
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	117,374	11.9%	39,331	4.0%	—	N/A
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s net profits for the current year plus its retained net profits for the preceding two years.

Note 10. Fair Values of Financial Instruments

The following table shows the estimated fair value and the related carrying value of the Company's financial instruments at March 31, 2020 and December 31, 2019. Items that are not financial instruments are not included.

	March 31,		December 31,
Dollars are in thousands	2020		2019
		Estimated		Estimated
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and due from banks	$29,882	$29,882	$36,295	$36,295
Interest bearing deposits	23,221	23,221	27,586	27,586
Federal funds sold	31,587	31,587	31,230	31,230
Securities:
Available for sale	104,652	104,652	106,256	106,256
Loans, net of allowance for credit losses	1,012,560	1,005,188	990,239	976,636
Accrued interest receivable	3,302	3,302	3,138	3,138
Federal Home Loan Bank stock	4,959	4,959	5,180	5,180
Atlantic Central Bankers stock	131	131	131	131
Other investments	2,849	2,849	2,838	2,838
Financial liabilities:
Deposits	$1,020,724	$1,028,956	$1,006,781	$1,008,842
Accrued interest payable	584	584	572	572
FHLB advances, notes payable, and financing leases	98,950	103,966	105,021	109,260
Unrecognized financial instruments:
Commitments to extend credit	$185,758	$185,758	$184,376	$184,376
Standby letters of credit	5,362	5,362	4,045	4,045

For purposes of the above disclosures of estimated fair value, the following assumptions were used.

Cash and cash equivalents:

The estimated fair value for cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold is considered to approximate cost because of their short‑term nature.

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

The following table presents the carrying amount, fair value, and placement in the fair value hierarchy of the Company's financial instruments not disclosed elsewhere as of March 31, 2020 and December 31, 2019. This table excludes financial instruments for which the carrying amount approximates fair value.

Dollars are in thousands			Fair Value Hierarchy
	Carrying	Fair
	Amount	Value	Level 1	Level 2	Level 3
March 31, 2020
Financial assets:
Loans, net of allowance for credit losses	$1,012,560	$1,005,188	$—	$—	$1,005,188
Financial liabilities:
Interest-bearing deposits	$752,498	$760,730	$—	$760,730	$—
FHLB advances, notes payable, and financing leases	98,950	103,966	—	103,966	—

December 31, 2019
Financial assets:
Loans, net of allowance for credit losses	$990,239	$976,636	$—	$—	$976,636
Financial liabilities:
Interest bearing deposits	$745,150	$747,211	$—	$747,211	$—
FHLB advances, notes payable, and financing leases	105,021	109,260	—	109,260	—

Note 11. Fair Value Measurements

Effective January 1, 2008, the Company adopted ASC 820‑10 Fair Value Measurements and Disclosures (“ASC 820-10”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investments securities) or on a nonrecurring basis (for example, impaired loans).

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

Level 1 — Quoted prices in active markets for identical assets or liabilities

Level 2 — Other significant observable inputs (including quoted prices in active markets for similar assets or liabilities)

Level 3 — Significant unobservable inputs (including the Company’s own assumptions in determining the fair value of assets or liabilities)

In determining the appropriate levels, the Company performs a detailed analysis of assets and liabilities that are subject to ASC Topic 820.

The following table presents fair value measurements on a recurring basis as of March 31, 2020 and December 31, 2019:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
March 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,966	$—	$5,966
Obligations of States and political subdivisions	—	35,388	—	35,388
Mortgage-backed securities	—	58,319	—	58,319
Subordinated debt investments	—	3,013	—	3,013
Equity securities	—	1,966	—	1,966
Total securities available for sale	$—	$104,652	$—	$104,652
December 31, 2019
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$10,312	$—	$10,312
Obligations of States and political subdivisions	—	34,558	—	34,558
Mortgage-backed securities	—	56,421	—	56,421
Subordinated debt investments	—	3,030	—	3,030
Equity securities	—	1,935	—	1,935
Total securities available for sale	$—	$106,256	$—	$106,256

Securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments, which are considered level 2 inputs. For these securities, management obtains fair value measurements from an independent pricing service.

The Company may also be required, from time to time, to measure certain other financial and non‑financial assets and liabilities at fair value on a non‑recurring basis in accordance with U.S. GAAP. The following table presents all fair value measurements on a non‑recurring basis as of March 31, 2020 and December 31, 2019:

Dollars are in thousands				Fair
March 31, 2020	Level 1	Level 2	Level 3	Value
Impaired loans	$—	$—	$22,176	$22,176
Loans held for sale	—	5,190	—	5,190
OREO	—	2,417	—	2,417
Total	$—	$7,607	$22,176	$29,783
December 31, 2019
Impaired loans	$—	$—	$19,493	$19,493
Loans held for sale	—	3,555	—	3,555
OREO	—	2,417	—	2,417
Total	$—	$5,972	$19,493	$25,465

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

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at March 31, 2020 and December 31, 2019; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at March 31, 2020 and December 31, 2019.

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

Foreclosed real estate values are adjusted to their fair values, resulting in an impairment charge, which is included in earnings for the period. Foreclosed real estate, which are considered to be non‑financial assets, have been valued using a market approach at the time they are recorded in OREO. The values were determined using current market prices of similar real estate assets, which the Company considers to be level 2 inputs.

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC  350. The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019.

Goodwill:  The Company acquired goodwill in the purchase of Partners (see Note 13 – Virginia Partners Bank Transaction for further information). The following table provides changes in goodwill for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$9,391	$5,237
Partners acquisition	—	4,154
Impairment	—	—
Balance at the end of the period	$9,391	$9,391

Core Deposit Intangible:  The Company acquired core deposit intangibles in the acquisitions of Liberty and Partners. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method.  This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months.  The following table provides changes in the core deposit intangible for the three months ended March 31, 2020, and the year ended December 31, 2019:

	March 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$3,373	$1,069
Partners acquisition	—	2,650
Accumulated amortization	(183)	(346)
Balance at the end of the period	$3,190	$3,373

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

March 31,
Dollars in Thousands	2020
2020	$530
2021	600
2022	520
2023	467
2024 and thereafter	1,073
$3,190

Net Deposits Purchased Premium and Discount:  The Company paid a deposit premium in the acquisition of Liberty and received a deposit discount in the acquisition of Partners, which are included in the balances of time deposits on the balance sheets. The premium amount is amortized as a reduction in interest expense over the life of the acquired time deposits and the discount is accreted as an increase in interest expense over the life of the acquired time deposits. The premium and discount on deposits will both be amortized and accreted over approximately five years. The following table provides changes in the net deposit discount for the three months ended March 31, 2020 and the year ended December 31, 2019:

	March 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$(31)	$27
Partners acquisition	—	(38)
Accumulated amortization, net	—	(20)
Balance at the end of the period	$(31)	$(31)

The following table provides the accretion for the net deposit discount over the years indicated below:

March 31,
Dollars in Thousands	2020
2020	$(8)
2021	(15)
2022	(6)
2023	(2)
2024 and thereafter	—
$(31)

Note 13. Virginia Partners Bank Transaction

On November 15, 2019, the Company completed its share exchange with Partners, a Virginia chartered commercial bank. Partners stockholders received 1.7179 shares of the Company's common stock for each share of Partners common stock they owned as of the effective date of the share exchange. The aggregate consideration paid to Partners stockholders was $52.3 million. Additionally, $350 thousand was included as consideration for replacement stock option awards per the share exchange agreement and $2 thousand in cash in lieu of fractional shares.  The results of Partners' operations are included in the Company's consolidated statements of income for the three months ended March 31, 2020 and the year ended December 31, 2019 for the period beginning after November 15, 2019, the date of the effectiveness of the share exchange.

The acquisition resulted in three new branches, an operations center and administrative headquarters in Fredericksburg, Virginia, along with an additional branch office in La Plata, Maryland and a loan production office in Annapolis, Maryland.

The acquisition of Partners was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated statements of financial condition as of March 31, 2020 and December 31, 2019.

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

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value as of
Dollars in Thousands	November 15, 2019
Consideration paid:
Cash	$2
Common stock issued in acquisition	52,282
Stock options issued in acquisition (replacement awards)	350
Total consideration paid	$52,634
Assets acquired:
Cash and cash equivalents	6,743
Investment securities	65,373
Investments in correspondent bank stock	3,670
Loans	357,127
Premises and equipment	6,969
Accrued interest receivable	1,155
Core deposit intangible	2,650
Deferred tax asset	1,239
Other assets	9,242
Total assets acquired	$454,168
Liabilities assumed:
Deposits	$348,552
Other liabilities	56,408
Total liabilities assumed	$404,960
Net assets acquired	$49,208
Noncontrolling interest in consolidated subsidiaries	$728
Goodwill recorded in acquisition	$4,154

Acquired loans (impaired and nonimpaired) are initially recorded at their acquisition date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for PCI loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of Partners’ previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a principal balance, prior to fair value adjustments, of $362.9 million.

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired:

Dollars in Thousands	At November 15, 2019
Gross principal balance	$362,916
Fair value adjustment on pools of non-credit impaired loans	(4,990)
Fair value adjustment on purchased credit impaired loans	(799)
Fair value of acquired loans	$357,127

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company's expectations of future cash flows for each respective loan:

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

Direct costs related to the merger were accrued and expensed as incurred. During the year ended December 31 2019, the Company incurred $1.9 million in Partners merger‑related expenses.

Note 14. Revenue Recognition

On January 1, 2018, the Company adopted ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. The implementation of the new standard did not have a material impact on the measurement or recognition of revenue; as such, a cumulative effect adjustment to opening retained earnings was not deemed necessary. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 606.

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

Mortgage Division Income

Mortgage division income, which is included is noninterest income, consists of fees for loans originated by the Company through an application process that are sent to a mortgage broker. The loan application and underwriting processes are completed by other various financial institutions.  The Company receives a pre-negotiated fee at settlement for initiating the loan origination.  The Company receives the fee and recognizes the income when the loan goes to settlement.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).”  The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (the “SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently evaluating the potential impact of ASU 2016‑13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of implementing a third‑party vendor solution to assist us in the application of ASU 2016‑13.

The adoption of ASU 2016‑13 could result in an increase in the allowance for credit losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016‑13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016‑13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) No. 119 (“SAB 119”).  SAB 119 updated portions of SEC interpretative guidance to align with ASC 326, “Financial Instruments – Credit Losses.”  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”).”  ASU 2019-12 is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. ASU 2019-12 is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (“ASU 2020-01”).”  ASU 2020-01 is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2020-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  For public business entities, the amendments in ASU 2020-01 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years.  Early adoption is permitted. Management does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”).” ASU 2020-04 provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022.    The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, and is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements.

On March 12, 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and are effective on April 27, 2020. Any changes in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.    Prior to these changes, the Company had not  been required to comply with section 404(b) of the Sarbanes Oxley Act of 2002 concerning auditor attestation over internal control over financial reporting (“ICFR”) as an “accelerated filer” as it had less than $75 million in public float.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company will continue to be a smaller reporting company under the expanded definition.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of ICFR and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  This change does not affect the Company’s annual reporting and audit requirements.

In January 2017, the FASB issued ASU 2017-04, “Intangibles - Goodwill and Other (Topic 350) - Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). ASU 2017-04 simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in the previous two-step impairment test. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. ASU 2017-04 eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020.   Management does not believe the guidance had a significant impact on the Company’s financial positions, results of operations or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  Management does not believe that the adoption of ASU 2018‑13 had a material impact on the Company's consolidated financial statements.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the coronavirus disease (“COVID-19”). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. Management expects this interagency guidance to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Delmar Bancorp (“Delmar”) consolidated financial statements, and notes thereto, for the year ended December 31, 2019, and the other information included in this report.  Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any other period.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of Delmar and its management about future events. Although Delmar believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, Delmar will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

•	changes in interest rates;
•

general economic and financial market conditions, in the United States generally and particularly in the markets in which Delmar operates and in which its loans are concentracted, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth;

•	the quality or composition of the loan or investment portfolios and changes therein;
•	demand for loan products and financial services in Delmar’s market area;
•	Delmar’s ability to manage its growth or implement its growth strategy;
•	the introduction of new lines of business or new products and services;
•	Delmar’s ability to recruit and retain key employees;
•	real estate values in Delmar’s lending area;
•	an insufficient allowance for credit losses;
•	Delmar’s liquidity and capital positions;
•	concentrations of loans secured by real estate, particularly commercial real estate;
•	the effectiveness of Delmar’s credit processes and management of Delmar’s credit risk;
•	Delmar’s ability to compete in the market for financial services;
•	technological risks and developments, and cyber threats, attacks, or events;
•

the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the Coronavirus Disease 2019 (“COVID-19”) pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of Delmar’s borrowers to satisfy their obligations to Delmar, on the value of collateral securing loans, on the demand for Delmar’s loans or its other products and services, on incidents of cyberattack and fraud, on Delmar’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of Delmar’s business operations and on financial markets and economic growth;

•	performance by Delmar’s counterparties or vendors;
•	deposit flows;

•	the availability of financing and the terms thereof;
•	the level of prepayments on loans and mortgage-backed securities;
•	legislative or regulatory changes and requirements;
•	the effects of changes in federal, state or local tax laws and regulations;
•	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
•	changes to applicable accounting principles and guidelines; and
•	other factors, many of which are beyond the control of Delmar.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (this “Quarterly Report”) and related disclosures in other filings, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Delmar or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and Delmar does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Delmar, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners”), each of which are commercial banking corporations, engages in general commercial banking operations, with eighteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the city of Fredericksburg, Virginia, and Spotsylvania County, Virginia.

Delmar derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and investments are deposits and secondarily, borrowings. Consequently, one of the key measures of Delmar's success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investments, and the expense on interest bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investments, Delmar earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

There are risks inherent in all loans, so we maintain an allowance for credit losses to absorb probable losses on existing loans that may become uncollectible. We maintain this allowance by charging a provision for credit losses as needed against our operating earnings for each period. We have included a detailed discussion of this process, as well as several tables describing our allowance for credit losses.

Delmar plans to continue to grow both organically and possibly through future acquisitions, including potential expansion into new market areas. Delmar believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment.

Delmar’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services Delmar offers, is highly dependent on the business environment in Delmar’s primary markets where Delmar operates and in the United States as a whole.

In December 2019, a novel strain of coronavirus was reported in Wuhan, China (“COVID-19”). The World Health Organization (the “WHO”) declared the outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020.  Over the course of the first quarter of 2020, COVID-19 has developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic.  On March 13, 2020, President Trump issued a proclamation declaring a national state of emergency in response to COVID-19.  During the final  two weeks of March 2020, the governors of multiple U.S. states, including Maryland, where Delmar has its principal place of business, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings.  The COVID-19 pandemic continues to grow in Delmar’s areas of operation, the United States and across the globe. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in Delmar’s areas of operation and nationally. These events have affected Delmar’s operations in the first quarter of 2020 and are expected to impact Delmar’s financial results throughout fiscal year 2020. The extent of the impact of the COVID-19 pandemic on Delmar’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on Delmar’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect Delmar in the future.

The following discussion and analysis also identifies significant factors that have affected Delmar's financial position and operating results during the periods included in the consolidated financial statements accompanying this report. You are encouraged to read this management's discussion and analysis in conjunction with the consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of Delmar's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of Delmar’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting principles Delmar follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. Delmar's most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the consolidated financial statements for the three months ended March 31, 2020 included in this Quarterly Report.

Another of Delmar's critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments.  Delmar accounted for the acquisitions of Liberty and Partners in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the acquisition of Liberty and Partners, which totaled approximately $5.2 million and $4.2 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the acquisitions of Liberty and Partners, Delmar will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2011‑08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the acquisitions of Liberty and Partners. This assessment was performed at the end of 2019, and resulted in no impairment of goodwill.  See Note 13 – Virginia Partners Bank Transaction in the unaudited consolidated financial statements for the three months ended March 31, 2020 for more information related to the fair value of net assets acquired in the acquisition of Partners, including goodwill and intangible assets.

Another critical accounting policy relates to deferred tax assets and liabilities. Delmar records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty acquisition, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such that a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Results of Operations

Net income for the three months ended March 31, 2020 totaled $2.4 million compared to net income for the same period in 2019 of $1.4 million, an increase of $1.0 million or 73.2%.  This increase was mainly due to the acquisition of Partners and their income for the three months ended March 31, 2020, whose results of operations were not present during the same period during 2019. Basic earnings per common share were $0.135 for the three months ended March 31, 2020, compared to $0.140 for the same period in 2019.    Average loan balances increased by $366.9 million, or 57.3%, and yields earned decreased by 0.1% for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the inclusion of $370.0 million in Partners average loan balances.  Total average loans were 85.8% of total average interest-bearing assets for the three months ended March 31, 2020, compared to

91.3% for the three months ended March 31, 2019. Average total interest-bearing deposit balances increased by $308.3 million, or 70.1%, and rates paid increased by 0.2% to 1.4% for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the inclusion of $293.3 million in Partners average total interest-bearing deposit balances and an increase in average time deposits at a higher average rate paid due to competitive pressures. Earnings and average asset and liability balances for three months ended March 31, 2020 were significantly impacted by the Partners transaction, which closed on November 15, 2019.

Financial Condition

Consolidated assets totaled $1.3 billion at March 31, 2020, an increase of 0.8% or $9.8 million from December 31, 2019.  The growth in assets during the three months ended March 31, 2020 is mainly attributable to an increase of $20.7 million in loans, net of unamortized discounts on acquired loans, or 2.1%.  This increase in loans was mainly funded by the $13.9 million increase in deposits with the remainder being funded by cash and cash equivalents which saw a decrease of $10.4 million, or 11.0% during the first three months of 2020.  The increase in deposits was mainly in both noninterest bearing and interest bearing demand, which grew in $6.6 million, or 2.5%, and $6.8 million, or 8.9%, respectively, and savings and money market, which grew $10.8 million, or 4.8%.

Delmarva's Tier 1 leverage capital ratio was 9.4% at March 31, 2020 as compared to 9.1% at December 31, 2019.   At March 31, 2020, Delmarva's Tier 1 risk‑weighted capital ratio and Total risk-weighted capital ratio were 11.5% and 12.7%, respectively, as compared to Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios of 11.6% and 12.7%, respectively, at December 31, 2019.   Partners’ Tier 1 leverage capital ratio was 10.5% at March 31, 2020 and 10.4% at December 31, 2019, respectively, while its Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios were 12.4% and 12.5%, respectively, at March 31, 2020 and December 31, 2019.  See “Capital” below for additional information about Delmar's, Delmarva’s and Partners’ capital ratios and requirements.

At March 31, 2020, adversely classified assets totaled $11.8 million, a decrease of $898 thousand from December 31, 2019 balances of $12.7 million.  This was due to a decrease in loans rated substandard at March 31, 2020 as compared to December 31, 2019.  There was one larger loan that was upgraded during the first quarter of 2020, with an approximate balance of $250 thousand.  Another loan with a balance of approximately $347 thousand was paid down due to the sale of the property during the first quarter of 2020.  There were charge downs on four loans for a total of approximately $199 thousand.    OREO properties totaled $2.4 million at March 31, 2020 and December 31, 2019.  Nonaccrual loans totaled $5.3 million at March 31, 2020 compared with a balance of $4.5 million at December 31, 2019. Nonaccrual loans as a percentage of total loans was 0.5% at March 31, 2020 and December 31, 2019.  There were two loans totaling $293 thousand past due 90 days or more and still accruing interest at March 31, 2020 compared to one loan past due 90 days or more and still accruing interest at December 31, 2019 with an aggregate balance of $5 thousand.  Adversely classified assets were 9.1% of Delmar’s total capital as of March 31, 2020 compared to 9.9% at December 31, 2019.  Loans classified as TDRs totaled $10.9 million at March 31, 2020 and $10.3 million at December 31, 2019, a 6.0% increase during the three months ended March 31, 2020.  The increase in nonaccrual and TDR loans was due to one loan relationship with a balance of approximately $1.2 million that was moved into nonaccrual status and classified as a TDRs during the first quarter of 2020.  This was partially offset by paydowns on existing loan balances.

Net loans charged off during the three months ended March 31, 2020 were $132 thousand, compared to $300 thousand for the three months ended March 31, 2019. The allowance for credit losses to total loans ratio was 0.8% at March 31, 2020 and 0.7% at December 31, 2019. In addition to the allowance for credit losses, there was an unamortized discount related to the loans acquired in the Liberty and Partners transactions with a balance of $5.5 million at March 31, 2020 and $6.1 million at December 31, 2019. This discount is being amortized over the life of the remaining loans.

Stockholders’ equity at March 31, 2020 was $133.6 million, an increase of 2.1% during the first three months of 2020.  This increase was mainly due to income earned during the quarter, net of dividends of $445 thousand paid to stockholders and the increase in unrealized holding gains on securities available for sale during the period.

Summary of Return on Equity and Assets

	March 31,	December 31,
	2020	2019
Yield on earning assets (annualized)	4.86%	5.06%
Return on average assets (annualized)	0.77%	0.70%
Return on average equity (annualized)	7.18%	7.24%
Average equity to average assets	10.69%	9.75%
Tier I risk-based capital ratio/CET1 ratio (Delmarva)	11.52%	11.57%
Tier I risk-based capital ratio/CET1 ratio (Partners)	12.39%	12.41%
Total risk-based capital ratio (Delmarva)	12.70%	12.75%
Total risk-based capital ratio (Partners)	12.54%	12.47%
Leverage capital ratio (Delmarva)	9.37%	9.11%
Leverage capital ratio (Partners)	10.46%	10.36%

(See Note 9 – Regulatory Capital Requirements of Delmar’s consolidated financial statements for the three months ended March 31, 2020.)

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

Delmar reported net income of $2.4 million and $1.4 million for the three months ended March 31, 2020 and 2019, respectively.  The following discussion should be read in conjunction with Delmar’s unaudited consolidated financial statements for the period ended March 31, 2020 and the notes thereto.

The following is a summary of the results of operations by Delmar for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31,
	2020	2019
	(Dollars in Thousands)
Net interest income	$11,110	$7,214
Provision for credit losses	648	300
Provision for income taxes	804	663
Noninterest income	1,553	758
Noninterest expense	8,789	5,611
Total income	15,902	9,740
Total expenses	13,480	8,342
Net income	2,422	1,398
Net income attributable to Delmar Bancorp	2,406	1,398
Basic earnings per share	0.135	0.140

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

Net interest income was $11.1 million for the three months ended March 31, 2020 compared to $7.2 million for the three months ended March 31, 2019.  This increase is mainly the result of the Partners acquisition in late 2019 which increased Delmar’s loan portfolio by $357.1 million.

In addition to the primary interest earning assets and interest bearing liabilities held at Delmarva and Partners, Delmar has additional borrowings with a balance of $6.5 million at March 31, 2020 and December 31, 2019.  Interest expense on these borrowings, which is included in consolidated net income, was approximately $112 thousand and $111 thousand for the three months ended March 31, 2020 and 2019, respectively.

For the three months ended March 31, 2020, the consolidated net interest spread, the difference between the yield on interest earning assets and the rates paid on interest-bearing liabilities, was 3.3% compared to 3.7% for the three months ended March 31, 2019.  The consolidated net interest margin (which is net interest income divided by average interest earning assets), calculated on a tax equivalent basis, was 3.8% for the three months ended March 31, 2020 and 4.1% for the three months ended March 31, 2019.  Rates paid on average interest-bearing liabilities at Delmar were 1.5% and 1.4% for the three months ended March 31, 2020 and 2019, respectively.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of and rates paid on interest-bearing liabilities.  These margin pressures were offset by the increases in average loan and investment securities balances.  Total interest income increased by $5.4 million, or 59.8%, for the three months ended March 31, 2020 while total interest expense increased by $1.5 million, or 83.2%, both as compared to the same period in 2019.  The most significant factors impacting net interest income during the three month period ended March 31, 2020 were (1) increases in average loan balances, primarily due to the acquisition of Partners, partially offset by lower loan yields, (2) increases in average investment securities balances, primarily due to the acquisition of Parnters, partially offset by lower investment securities yields, (3) increases in average interest-bearing deposit balances and rates paid, in each case primarily due to the acquisition of Partners, and (4) increases in average borrowings balances, partially offset by lower rates paid on borrowings, in each case primarily due to the acquisition of Partners.

Interest earned on assets and interest accrued on liabilities is also significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In response to market volatility related to the COVID-19 pandemic, the FOMC again lowered Federal Funds target rates twice in March 2020, for a combined decrease of 150 basis points. The FOMC’s current Federal Funds target rate range is currently 0% to 0.25%. As a consequence, long-term interest rates have decreased. Delmar anticipates that these actions by the FOMC will continue to put downward pressure on its net interest margin. In general, Delmar believes rate increases lead to improved net interest margins whereas rate decreases result in correspondingly lower net interest margins.

The following table depicts, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities for Delmar. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	March 31, 2020			March 31, 2019
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$33,408	$57	0.68%	$23,925	$74	1.25%
Interest Bearing Deposits From Banks	24,627	79	1.29%	3,987	19	1.93%
Taxable Securities (1)	79,806	532	2.67%	34,273	264	3.12%
Tax-exempt Securities (2)	34,106	306	3.60%	21,250	195	3.72%
Total Investment Securities (1) (2)	113,912	838	2.95%	55,523	459	3.35%
Federal Funds Sold	28,730	97	1.35%	1,268	15	4.80%
Loans: (3)
Commercial and Industrial (4)	128,026	1,738	5.45%	62,797	869	5.61%
Real Estate (4)	855,677	11,201	5.25%	557,817	7,254	5.27%
Consumer (4)	4,540	75	6.63%	1,228	17	5.61%
Keyline Equity (4)	16,444	191	4.66%	17,436	244	5.68%
Visa Credit Card	245	4	6.55%	278	5	7.29%
State and Political	584	10	6.87%	721	11	6.19%
Keyline Credit	215	9	16.79%	228	10	17.79%
Other Loans	1,806	2	0.44%	107	2	7.58%
Total Loans (2)	1,007,537	13,230	5.27%	640,612	8,412	5.33%
Allowance For Credit Losses	7,504			7,164
Unamoritized Discounts on Acquired Loans	5,557			1,273
Total Loans, Net	994,476			632,175
Other Assets	62,029			38,769
Total Assets/Interest Income	$1,257,182	$14,244		$755,647	$8,905

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$261,876	$—	—%	$179,742	$—	—%
Interest Bearing Demand	77,753	73	0.38%	54,884	55	0.41%
Money Market Accounts	139,128	210	0.61%	59,225	43	0.29%
Savings Accounts	90,230	52	0.23%	64,173	24	0.15%
All Time Deposits	441,236	2,253	2.05%	261,762	1,224	1.90%
Total Interest Bearing Deposits	748,347	2,588	1.39%	440,044	1,346	1.24%
Total Deposits	1,010,223	—		619,786	—
Funds Purchased	94,644	515	2.18%	51,220	307	2.43%
Notes Payable	7,172	120	6.71%	6,500	111	6.93%
Lease Liability	2,344	17	2.91%	695	4	2.33%
Other Liabilities	8,413	—		4,576	—
Stockholder's Equity	134,386	—		72,870	—
Total Liabilities & Equity/Interest Expense	$1,257,182	$3,240		$755,647	$1,768

Earning Assets/Interest Income (2)	$1,174,806	$14,244	4.86%	$701,390	$8,905	5.15%
Interest Bearing Liabilities/Interest Expense	$852,507	$3,240	1.52%	$497,764	$1,768	1.44%
Net interest income (5)		$11,004			$7,137

Earning Assets/Interest Expense			1.11%			1.02%
Net Interest Spread (2)			3.34%			3.71%
Net Interest Margin (2)			3.76%			4.13%

(1)

Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.

(2)

Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5%. Taxable equivalent adjustment of $62 thousand and $3 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the period ended March 31, 2020 and $52 thousand and $3 thousand respectively, for the period ended March 31, 2019.

(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $133 thousand and $58 thousand for the periods ended March 31, 2020 and 2019 respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from Delmar’s interest-earning assets and interest incurred on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended March 31, 2020 Versus March 31, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$4,907	$(89)	$4,818
Investment securities
Taxable	339	(71)	268
Exempt from Federal income tax	117	(6)	111
Federal funds sold	250	(168)	82
Other interest income	103	(43)	60
Total interest income	5,716	(377)	5,339
Interest Bearing Liabilities
Interest bearing deposits	1,134	108	1,242
Notes payable and leases	18	4	22
Funds purchased	188	20	208
Total Interest Expense	1,340	132	1,472
Net Interest Income	$4,376	$(509)	$3,867

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At March 31, 2020 and December 31, 2019, Delmar was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year was 9.0% and 14.0% as of March 31, 2020 and December 31, 2019, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame.

Provision and Allowance for Credit Losses

Delmar has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

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

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for loan losses. When the estimated allowance is determined, it is presented to Delmar’s Board of Directors for review and approval on a quarterly basis.

At March 31, 2020 and December 31, 2019, Delmar’s allowance for credit losses amounted to approximately $7.8 million and $7.3 million, or 0.8% and 0.7% of outstanding loans, respectively. Delmar’s provision for credit losses was $648 thousand and $300 thousand for the three months ended March 31, 2020 and 2019, respectively. This increase in the provision from the period ended March 31, 2019 to the period ended March 31, 2020 was wholly due to the inclusion of Partners, and not due to asset quality issues within the loan portfolio.

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

The following table illustrates Delmar’s past due and nonaccrual loans at March 31, 2020 and December 31, 2019:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At March 31, 2020 and December 31, 2019

	30 - 89 Days	Greater than 90 Days	Total
March 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$40	$177	$217	$177
Residential real estate	2,685	702	3,387	1,508
Nonresidential	1,775	1,823	3,598	2,346
Home equity loans	19	—	19	—
Commercial	1,454	94	1,548	1,280
Consumer and other loans	25	—	25	—
TOTAL	$5,998	$2,796	$8,794	$5,311

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2019	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$177	$601	$177
Residential real estate	1,973	702	2,675	1,620
Nonresidential	779	1,823	2,602	2,608
Home equity loans	—	—	—	5
Commercial	1,438	94	1,532	131
Consumer and other loans	20	—	20	—
TOTAL	$4,634	$2,796	$7,430	$4,541

Nonaccrual loans increased $770 thousand over the three months ended March 31, 2020 to $5.3 million. This increase is mainly due to one relationship with a balance of $1.2 million being moved to nonaccrual during the first three months of 2020.  Management believes these relationships were adequately reserved at March 31, 2020 and December 31, 2019.  TDRs must have six months of continuous contractual payments to return to accrual status. TDRs not past due or nonaccrual at March 31, 2020 and December 31, 2019 amounted to $8.3 million and $8.4 million, respectively. Total TDRs increased $618 thousand from December 31, 2019 to March 31, 2020. This increase is attributable to the relationship mentioned above, which was classified as a TDR during the first quarter of 2020, offset by paydowns of loan balances on other loans considered TDRs.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at March 31, 2020 and December 31, 2019 were $8.0 million and $7.0 million, respectively. Delmar’s ratio of nonperforming assets to total assets was 0.64% at March 31, 2020 and 0.56% at December 31, 2019. This increase was predominately due to the relationship with a balance of $1.2 million mentioned above that was placed on nonaccrual during the first quarter of 2020.    Nonperforming assets at December 31, 2019 included three loan relationships acquired in the Liberty transaction which are carried at fair value and against which no additional reserves have been established. These loans have aggregate balances of $366 thousand, which are net of remaining discounts of $236 thousand.

It is possible that the COVID -19 pandemic and the economic disruption related to it will negatively impact Delmar’s financial position and operating results for the balance of 2020.  Although it is too early to determine what the ultimate impact will be on Delmar, we believe we may experience deterioration in asset quality, increased levels of charge-offs, and higher levels of provision for credit losses.

The following tables provide additional information on Delmar’s nonperforming assets at March 31, 2020 and December 31, 2019.

Nonperforming Assets

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$5,311	$4,541
Loans past due 90 days or more and accruing	293	5
Total nonperforming loans (NPLs)	$5,604	$4,546
Other real estate owned (OREO)	2,417	2,417
Total nonperforming assets (NPAs)	$8,021	$6,963
Performing TDR's and TDR's 30-89 days past due	$8,265	$8,427
NPLs/Total Assets	0.44%	0.36%
NPAs/Total Assets	0.64%	0.56%
NPAs and TDRs/Total Assets	1.29%	1.23%
Allowance for credit losses/NPLs	139.53%	160.67%

Nonperforming Loans by Type

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$177	$177
Residential real estate	1,801	1,620
Nonresidential	2,346	2,608
Home equity loans	—	5
Commercial	1,280	131
Consumer and other loans	—	5
Total	$5,604	$4,546

The following table provides data related to loan balances and the allowance for credit losses for the three months ended March 31, 2020 and the year ended December 31, 2019.

Allowance for Credit Losses Data

(Dollars in Thousands)

At March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
Average loans outstanding	$1,007,537	$685,985
Total loans outstanding	1,015,189	993,988
Total nonaccrual loans	5,311	4,541
Net loans charged off	133	300
Provision for credit losses	648	1,441
Allowance for credit losses	7,819	7,304
Allowance as a percentage of total loans outstanding	0.8%	0.7%
Net loans charged off to average loans outstanding	0.0%	0.0%
Nonaccrual loans as a percentage of total loans outstanding	0.5%	0.5%

The following table represents the activity of the allowance for credit losses for the three months ended March 31, 2020 and 2019 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge‑offs	—	(25)	(38)	—	(66)	(41)	—	(170)
Recoveries	—	4	3	10	7	13	—	37
Provision	116	60	304	17	118	33	—	648
Balance at March 31, 2020	$718	$1,419	$4,343	$169	$885	$19	$266	$7,819

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2018	$647	$1,521	$3,629	$122	$641	$13	$490	$7,063
Charge‑offs	(11)	—	(191)	(4)	(98)	(37)	—	(341)
Recoveries	1	2	4	—	18	16	—	41
Provision	(39)	(14)	254	29	94	19	(43)	300
Balance at March 31, 2019	$598	$1,509	$3,696	$147	$655	$11	$447	$7,063

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

	March 31,			December 31,
	2020			2019
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$90,494	$718	9%	$84,751	$598	9%
Residential real estate	206,481	1,419	20%	209,286	1,509	21%
Nonresidential	555,260	4,343	55%	544,551	3,696	55%
Home equity loans	37,429	169	4%	37,714	147	4%
Commercial	119,571	885	12%	111,997	655	11%
Consumer and other loans	5,954	19	1%	5,689	11	1%
Unallocated	—	266	—%	—	447	—%
	$1,015,189	$7,819	100%	$993,988	$7,063	100%

On March 22, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”).  The March 22 Joint Guidance encourages banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assures those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs.  The federal banking regulators have confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

In addition, Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) signed into law by President Trump on March 27, 2020 provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loans as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process.  Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period and only for those loans that were not more than thirty (30) days past due as of December 31, 2019.

At March 31, 2020, Delmar has approved payment deferrals for $38.4 million in loans, all of which are still accruing interest, which represents approximately 3.8% of total loans outstanding.  Delmar has continued to make such loan modifications in the second quarter of 2020, and anticipates it will continue to make such loan modifications for so long as they are permitted under the March 22 Joint Guidance and Section 4013 of the CARES Act.

Noninterest Income and Expense

Noninterest Income. Delmar’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income, mortgage division income at Delmarva, mortgage banking income related to Partners’ majority owned subsidiary JMC, and earnings on bank owned life insurance policies.

Noninterest income during the three months ended March 31, 2020 was $1.6 million, compared to noninterest income during the three months ended March 31, 2019 of $758 thousand, an increase of $795 thousand, or 104.7%.  This increase was primarily attributable to the Partners acquisition, which contributed $616 thousand to Delmar’s noninterest income during the first three months of 2020.  Service charges on deposit accounts increased $2 thousand, or 0.6%, for the first three months of 2020 as compared to the same time period in 2019, due primarily to the inclusion of $27 thousand in Partners service charges on deposit accounts, which was offset by a decrease in overdraft fees.  Gains on investment securities increased by $127 thousand, or 100.0%, during the first quarter of 2020 as compared to the first quarter of 2019, due primarily to gains on investment securities that were called during the first quarter of 2020 and equity investment gains recorded in income during the first quarter of 2020 due to market factors that were not present during the first three months of 2019.  In addition, other income increased by $666 thousand, or 141.2%, year over year for the three months ended March 31, primarily due to the inclusion of $589 thousand in Partners other income and an increase in mortgage division fees at Delmarva as a result of adding another loan officer to the mortgage division during the summer of 2019.

Noninterest expense during the three months ended March 31, 2020 was $8.8 million, compared to noninterest expense during the three months ended March 31, 2019 of $5.6 million.  This was an increase of $3.2 million, or 56.7%.  The significant increase is due to the acquisition of Partners which contributed $3.7 million towards Delmar’s noninterest expense total for the three months ended March 31, 2020.  Salaries and employee benefits increased by $1.9 million, or 68.4%, primarily due to the inclusion of $1.8 million in Partners salaries and employee benefits and increases due to staffing related changes, merit increases and benefit costs.  Premises and equipment increased by $186 thousand, or 19.8%, primarily due to the inclusion of $249 thousand in Partners premises and equipment, which was partially offset by decreases related to repairs and maintenance and the expiration of legacy Liberty maintenance and software contracts.  The amortization of core deposit intangible assets increased by $107 thousand, or 142.7%, primarily due to the amortization related to the $2.7 million core deposit intangible recognized in the Partners acquisition.  Other expenses increased by $943 thousand, or 53.7%, primarily due to the inclusion of $1.1 million in Partners other expenses, which was offset by decreases related to FDIC insurance assessments, professional services and loan and foreclosure expenses.

Income Taxes

During the three month period ended March 31, 2020, Delmar recorded $804 thousand in the provision for income taxes, compared to $663 thousand for the same period in 2019.  The provision for income taxes approximated 24.9% and 32.1% of income before taxes for the three month period ended March 31, 2020 and 2019, respectively. The provision for income taxes in the first quarter of 2020 increased by $141 thousand when compared to the first quarter of 2019.  This increase is due to higher consolidated income before taxes on income.  This increase is partially offset by lower merger expenses, which are typically non-deductible, during the first quarter of 2020 as compared to the same period in 2019.

The fair value of the deferred tax asset acquired in the Partners transaction was $1.2 million.  The fair value of the deferred tax asset acquired in the Liberty transaction was $4.3 million, of which $3.4 million related to federal net operating loss carryforwards Delmar could use against future federal tax liabilities. At March 31, 2020, the total net operating loss carryforwards obtained in the Liberty transaction had been utilized.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of Delmar’s goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $1.0 billion and $686.0 million during the three months ended March 31, 2020 and the year ended December 31, 2019, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of March 31, 2020 and December 31, 2019

	March 31,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$90,872	$85,270
Residential real estate	206,832	209,678
Nonresidential	558,494	547,991
Home equity loans	37,596	37,912
Commercial	120,916	113,513
Consumer and other loans	6,012	5,760
	$1,020,722	$1,000,124
Less: Unamortized discounts on acquired loans	(5,533)	(6,136)
Less: Allowance for credit losses	(7,819)	(7,304)
	$1,007,370	$986,684

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of Delmar’s loan portfolio at March 31, 2020 and December 31, 2019. The amounts shown do not include unamortized discount balances.

Loan Maturities and Interest Rate Sensitivity

At March 31, 2020 and December 31, 2019

(Dollars in thousands)

		Between
	One Year	One and	After
March 31, 2020	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$40,363	$40,648	$9,861	$90,872
Residential real estate	46,813	103,958	56,061	206,832
Nonresidential	120,294	353,897	84,303	558,494
Home equity loans	21,545	2,904	13,147	37,596
Commercial	49,419	45,198	26,299	120,916
Consumer and other loans	2,667	2,724	621	6,012
Total loans receivable	$281,101	$549,329	$190,292	$1,020,722
Fixed-rate loans	$196,212	$483,514	$105,165	$784,891
Floating-rate loans	84,889	65,815	85,127	235,831
	$281,101	$549,329	$190,292	$1,020,722

		Between
	One Year	One and	After
December 31, 2019	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$34,653	$34,022	$16,595	$85,270
Residential real estate	45,749	76,964	86,965	209,678
Nonresidential	113,838	267,523	166,630	547,991
Home equity loans	18,165	1,769	17,978	37,912
Commercial	40,681	26,254	46,578	113,513
Consumer and other loans	903	1,462	3,395	5,760
Total loans receivable	$253,989	$407,994	$338,141	$1,000,124
Fixed-rate loans	$143,007	$354,251	$209,298	$706,556
Floating-rate loans	110,982	53,743	128,843	293,568
	$253,989	$407,994	$338,141	$1,000,124

At March 31, 2020, other real estate secured loans included $246.3 million of owner-occupied non-farm, non-residential loans, and $254.6 million of other non-farm, non-residential loans, which is 27.7% and 28.6% of real estate mortgage loans, respectively. The real estate mortgage category also included $49.0 million of construction and land development loans and $26.8 million of multi-family residential loans at March 31, 2020. These balances represent an increase at March 31, 2020 of $8.2 million and $3.4 million, or 3.3% and 1.3%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively, during the three months ended March 31, 2020. Construction and land development loans increased during the three month period ended March 31, 2020 by $988 thousand, or 2.0%, while multi-family residential decreased approximately $214 thousand, or 0.8% from $27.1 million at the end of 2019. Commercial real estate loans, not including owner-occupied real estate loans, were 288.3% of risk-based capital at March 31, 2020, as compared to 288.5% at December 31, 2019.  Construction and land development loans were 70.1% of risk-based capital at March 31, 2020, as compared to 67.3% at December 31, 2019.

At March 31, 2020, real estate mortgage loans included home equity loans of $37.4 million and residential real estate loans of $206.5 million, compared to $37.7 million and $209.3 million at December 31, 2019, respectively. Home equity revolving loans decreased approximately $278 thousand or 0.7% during the first quarter of 2020, while residential real estate loans decreased $2.8 million or 1.3%. At March 31, 2020, commercial loans included $119.6 million of commercial and industrial loans, compared to $112.0 million at December 31, 2019, an increase of approximately $7.6 million or 6.7%. Increases in all categories of loans primarily reflects organic growth.

As of March 31, 2020, both Delmarva and Partners began assisting their customers in obtaining loans under the Payroll Protection Program (“PPP”) of the Small Business Administration (“SBA”) in order to further assist their communities.  Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA’s loan application and complete the process through a third party vendor.  Loans processed through Delmarva’s website are funded by other banks or outside funding sources.  Partners, an approved SBA lender, directly originated and funded PPP loans for its customers totaling approximately $34.4 million in the first round of the program.  In addition, Partners has funded these PPP loans through its participation in the Federal Reserve Bank of Richmond’s PPP Liquidity Facility.  Partners currently expects to participate in the second round of the program; however the level and extent of such participation is not yet known.

Investment Securities.  The investment securities portfolio is a significant component of Delmar’s total interest earning assets. Total investment securities averaged $113.9 million during the three months ended March 31, 2020, which represents 9.7% of average interest earning assets for the period. Total investment securities averaged $61.0 million during the year ended December 31, 2019, which represents 7.9% of average interest earning assets for the year ended December 31, 2019.  The increase in average investment securities during the three months ended March 31, 2020 as compared to the year ended December 31, 2019 was primarily due to the acquisition of Partners.

Delmar classifies all its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes.  At March 31, 2020, available for sale investment securities totaled $104.7 million, a decrease of $1.6 million over the December 31, 2019 balance of $106.3 million. Delmar attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as Delmar focuses on growing its loan portfolio. Delmar primarily invests in securities of U.S. Government agencies, municipals, mortgage-backed securities, and corporate obligations. At March 31, 2020 and December 31, 2019 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by Delmar had a book or fair value exceeding 10% of Delmar’s stockholders’ equity.

The following table summarizes the amortized cost and fair value of securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of March 31, 2020 and December 31, 2019

	March 31, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,761	5.6%	$205	$—	$5,966
Obligations of States and political subdivisions	34,942	34.0%	855	409	35,388
Mortgage-backed securities	57,113	55.6%	1,239	33	58,319
Subordinated debt investments	2,988	2.9%	68	43	3,013
Equity securities	1,966	1.9%	—	—	1,966
	$102,770	100.0%	$2,367	$485	$104,652

	December 31, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	9.7%	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	32.2%	716	43	34,558
Mortgage-backed securities	56,275	53.5%	236	90	56,421
Subordinated debt investments	2,988	2.8%	42	—	3,030
Equity securities	1,935	1.8%	—	—	1,935
	$105,269	100.0%	$1,156	$169	$106,256

In addition, Delmar holds stock in various correspondent banks. The balance of these securities was $5.1 million at March 31, 2020 and $5.3 million at December 31, 2019, a decrease of $221 thousand for the three months ended March 31, 2020.

Due to the rapid decline and ongoing volatility in the securities markets, as well as the rapid interest rate cuts, during the first quarter of 2020, the net unrealized gains in Delmar’s investment securities portfolio increased by approximately $895 thousand, or 90.7%, to $1.9 million at March 31, 2020.

Subsequent interest rate fluctuations could have an adverse effect on our investment portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Deposits

Deposits. Average total deposits increased $175.1 million, or 21.0%, during the three month period ending March 31, 2020 from the end of 2019.  Total deposits at March 31, 2020 were $1.0 billion, an increase of $13.9 million or 1.4% over December 31, 2019 balances.  At March 31, 2020, noninterest bearing demand deposits balances were $268.2 million, an increase of $6.6 million, or 2.5% from the end of 2019.

The following table sets forth the deposits of Delmar by category for the period indicated:

Deposits by Category

As of March 31, 2020 and December 31, 2019

(Dollars in Thousands)

	March 31,	Percentage	December 31,	Percentage
	2020	of Deposits	2019	of Deposits
Noninterest bearing deposits	$268,226	26.28%	$261,631	25.99%
Interest bearing deposits:
Money market, NOW, and savings accounts	317,512	31.11%	299,922	29.79%
Certificates of deposit, $100 thousand or more	276,152	27.05%	274,387	27.25%
Other certificates of deposit	158,834	15.56%	170,841	16.97%
Total interest bearing deposits	752,498	73.72%	745,150	74.01%
Total	$1,020,724	100.00%	$1,006,781	100.00%

Delmar’s loan-to-deposit ratio increased over the three months ended March 31, 2020 to 99.5% from 98.7% at December 31, 2019.  Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source for Delmar’s loan portfolio and other interest earning assets. Delmar’s core deposits increased to $851.2 million at March 31, 2020. Management anticipates that a stable base of deposits will be Delmar’s primary source of funding to meet both its short-term and long-term liquidity needs in the future.  Delmar held $48.2 million in brokered deposits at March 31, 2020, compared to $60.2 million at December 31, 2019.

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

March 31,
2020
Three months or less	$88,555
Over three months through six months	50,146
Over six months through twelve months	96,019
Over twelve months	200,266
Total	$434,986

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

March 31,
2020
Three months or less	$58,411
Over three months through six months	27,957
Over six months through twelve months	53,727
Over twelve months	136,057
Total	$276,152

Borrowed Funds

Borrowed funds consist of advances from the FHLB at March 31, 2020 and December 31, 2019.  At March 31, 2020, long-term advances from the FHLB totaled $68.5 million compared to $48.8 million at December 31, 2019.  At March 31, 2020, Delmar had short-term advances from the FHLB of $21.6 million compared to $48.0 million at December 31, 2019.   Delmar is required to hold a certain level of FHLB stock in relation to outstanding advance balances.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At March 31, 2020 and December 31, 2019

(Dollars in Thousands)

March 31,		December 31,
2020		2019
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$45,297	1.60%	$9,299	2.04%

Average short term borrowings and average total borrowings increased by $36.0 million, or 387.1%, and $44.1 million, or 76.4%, respectively, and rates paid decreased by 0.4% to 1.6% and 2.5%, respectively, for the three months ended March 31, 2020, as compared to the same period in 2019, primarily due to the inclusion of Partners average short term borrowings and Partners average total borrowings.

Delmar also has two subordinated notes, having an aggregate principal amount outstanding of $6.5 million.  Partners’ majority owned subsidiary, JMC, has a warehouseline of credit with another financial institution in the amount of $3.0 million. (See Note 4 – Credit Facilities of the unaudited consolidated financial statements for the period ended March 31, 2020 for additional information on these subordinated notes and JMC’s warehouse line of credit.).

Capital

At March 31, 2020 stockholders’ equity was $133.6 million, an increase of $2.7 million, or 2.1% from the end of the prior year.  This increase during the first three months of 2020 was due to retained income earned during the period, net of dividends paid during the period, in addition to an increase of $662 thousand in the accumulated other comprehensive income, net of deferred tax expense, on securities available for sale.  At March 31, 2020, Delmar had an accumulated other comprehensive gain, net of deferred taxes, of $1.4 million, compared to an accumulated other comprehensive gain, net of deferred taxes, of $739 thousand at December 31, 2019.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital amounts and ratios as of March 31, 2020 and December 31, 2019 for Delmar, Delmarva, and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2020 and December 31, 2019 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules. (See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.)

Capital Components

Capital Components

At March 31, 2020 and December 31, 2019

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$134,174	13.1%	$107,491	10.5%	$—	N/A
The Bank of Delmarva	80,926	12.7%	66,933	10.5%	63,746	10.0%
Virginia Partners Bank	48,085	12.5%	40,258	10.5%	38,341	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	119,590	11.7%	87,016	8.5%	—	N/A
The Bank of Delmarva	73,431	11.5%	54,184	8.5%	50,997	8.0%
Virginia Partners Bank	47,496	12.4%	32,590	8.5%	30,673	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	119,590	11.7%	71,660	7.0%	—	N/A
The Bank of Delmarva	73,431	11.5%	44,622	7.0%	41,435	6.5%
Virginia Partners Bank	47,496	12.4%	26,839	7.0%	24,922	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	119,590	9.6%	49,784	4.0%	—	N/A
The Bank of Delmarva	73,431	9.4%	31,347	4.0%	39,184	5.0%
Virginia Partners Bank	47,496	10.5%	18,170	4.0%	22,712	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	$131,443	13.1%	$105,140	10.5%	$—	N/A
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	85,113	8.5%	—	N/A
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
Delmar Bancorp	117,374	11.7%	70,224	7.0%	—	N/A
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
Delmar Bancorp	117,374	11.9%	39,331	4.0%	—	N/A
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Liquidity Management

Liquidity management involves monitoring Delmar’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Delmar’s market area. Delmar’s Federal Funds Sold position averaged $28.7 million during the period ended March 31, 2020 and totaled $31.6 million at March 31, 2020, as compared to an average of $9.3 million during the year ended December 31, 2019 and a year-end position of $31.2 million at December 31, 2019.  Delmar has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral.  At March 31, 2020, advances available totaled approximately $311.3 million of which $89.7 million had been drawn, or used for letters of credit.   At December 31, 2019, advances available totaled approximately $308.6 million of which $96.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of Delmar and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

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

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in Delmar’s 2019 Annual Report on Form 10-K. In response to the COVID-19 pandemic, the CARES Act was signed into law by the President of the United States on March 27, 2020. The CARES Act provides for approximately $2.2 trillion in emergency economic relief measures including, among other things, loan programs for small and mid-sized businesses and other economic relief for impacted businesses and industries, including financial institutions. Many of the CARES Act’s programs are dependent upon the direct involvement of U.S. financial institutions and will be implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over Delmar, Delmarva and Partners.

Set forth below is a brief overview of certain provisions of the CARES Act and certain other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of Delmar and its subsidiaries, including both Delmarva and Partners. The following description is qualified in its entirety by reference to the full text of CARES Act and the statutes, regulations, and policies described herein. Such statutes, regulations, and policies are subject to ongoing review by U.S. Congress and federal regulatory authorities. Future amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to Delmar and its subsidiaries could have a material effect on Delmar. Many of the requirements called for in the CARES Act and related regulations and supervisory guidance will be implemented over time and most will be subject to implementing regulations over the course of the coming weeks. Delmar will continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

CARES Act

Paycheck Protection Program. The CARES Act amends the SBA loan program, which Partners participates in, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. Nearly $350 billion in initial funds was authorized for the PPP, which the SBA will use to guarantee 100% of the amounts loaned under the PPP by lenders to eligible small businesses, nonprofits, veterans organizations, and tribal businesses. Partners is participating as a lender under the PPP. On April 16, 2020, the SBA announced that the initial $350 billion in available funds had been exhausted and applications were no longer being accepted.  On April 27, 2020, the PPP relaunched with $310 billion of additional funds that had been appropriated by Congress for the PPP.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits financial institutions to suspend requirements under U.S. GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. In addition, federal bank regulatory authorities have issued guidance to encourage financial institutions to make loan modifications for borrowers affected by COVID-19 and have assured financial institutions that they will neither receive supervisory criticism for such prudent loan modifications, nor be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs.

Debt Guarantees, Account Insurance Increase, and Temporary Lending Limit Relief. The CARES Act also authorized several key initiatives directly applicable to federal bank regulatory authorities, including (i) the establishment of a program by the FDIC to guarantee the debt obligations of solvent insured depository institutions and their affiliates (including their holding companies) through December 31, 2020 and (ii) an increase by the FDIC and the National Credit Union Association to the insurance coverage on any noninterest-bearing transaction accounts through December 31, 2020.

Federal Reserve Programs and Initiatives

The CARES Act encourages the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities, including (i) a midsize business/nonprofit organization program to provide financing to banks and other lenders to make direct loans to eligible businesses and nonprofit organizations with between 500 and 10,000 employees and (ii) the Municipal Liquidity Facility to provide liquidity to the financial system that supports state and local governments. On April 9, 2020, the Federal Reserve announced and solicited comments regarding the Main Street Lending Program, which would implement certain of these recommendations.  We are now evaluating the guidelines of the Main Street Lending Program designed by the Federal Reserve to support small and medium-sized businesses that were unable to access the PPP or that require additional financial support after receiving a PPP loan.

Separately and in response to COVID-19, the Federal Reserve’s FOMC has set the federal funds target rate – i.e., the interest rate at which depository institutions such as Delmarva and Partners lend reserve balances to other depository institutions overnight on an uncollateralized basis – to a historic low. On March 16, 2020, the FOMC set the federal funds target rate at 0 to 0.25%. Consistent with Federal Reserve policy, the Federal Reserve has committed to the use of overnight reverse repurchase agreements as a supplementary policy tool, as necessary, to help control the federal funds rate and keep it in the target range set by the FOMC.

In addition, the Federal Reserve has expanded the size and scope of three existing programs to mitigate the economic impact of the COVID-19 outbreak: (i) the Primary Market Corporate Credit Facility; (ii) the Secondary Market Corporate Credit Facility; and (iii) the Term Asset-Backed Securities Loan Facility. The Federal Reserve has also established two new program facilities – the Money Market Mutual Fund Liquidity Facility and the Commercial Paper Funding Facility – to broaden its support for the flow of credit to households and businesses during COVID-19.

Temporary Regulatory Capital Relief Related to Impact of CECL

Concurrent with enactment of the CARES Act, the federal bank regulatory authorities issued an interim final rule to provide banking organizations that are required to implement CECL before the end of 2020 the option to delay the estimated impact on regulatory capital by up to two years, with a three-year transition period to phase out the cumulative benefit to regulatory capital provided during the two-year delay. Delmar has elected this option.

Temporary BSA Reporting Relief

The U.S. Department of the Treasury’s FinCEN has provided targeted relief from certain Bank Secrecy Act (“BSA”) reporting requirements and have provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN has (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation of its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name.

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

Quantitative and Qualitative Disclosures about Market Risk

As a financial institution, Delmar is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the re-pricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as a borrowers’ ability to prepay loans and depositors’ ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. Delmar’s goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that Delmar maintains. Delmar manages interest rate risk through an asset and liability committee, (“ALCO”). ALCO is responsible for managing Delmar’s interest rate risk in conjunction with liquidity and capital management.

Delmar engages an independent consulting firm to model its interest rate sensitivity. Delmar uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of the assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how Delmar expects rates to change on non-maturing deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel interest rate shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of Delmar’s interest rate risk position over a historical time frame for comparison purposes.

At March 31, 2020, Delmar’s asset/liability position was asset sensitive based on its interest rate sensitivity model. Delmar’s net interest income would increase by 3.0% in an up 100 basis point scenario and would increase by 11.0% in an up 400 basis point scenario over a one-year timeframe as of March 31, 2020. Delmar’s net interest income would decrease by 2.0% in a down 100 basis point scenario and would decrease by 7.0% in a down 400 basis point scenario over a one-year timeframe as of March 31, 2020. In the two-year horizon, Delmar’s net interest income would increase by 8.0% in an up 100 basis point scenario and would decrease by 6.0% in a down 100 basis point scenario, and would increase by 31.0% in an up 400 basis point scenario at March 31, 2020 and decrease by 17.0% in a down 400 basis point scenario. At March 31, 2020, interest rate risk stress test measures related to net interest income were within the Subsidiaries’ board policy established limits in each of the rate scenarios.

Additional information on Delmar’s interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of March 31, 2020 can be found below.

Interest Rate Risk in Earning (Net Interest Income)
March 31, 2020
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	11.0%
+300	8.0%
+200	5.0%
+100	3.0%
−100	(2.0)%
−200	(3.0)%
−300	(6.0)%
−400	(7.0)%

Economic value of equity, (“EVE”), measures the period end market value of assets less the market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in the market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at March 31, 2020 is shown below and reflects that Delmar’s market value of capital is in an asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital.

Interest Rate Risk to Capital
March 31, 2020
Change in interest rates (basis	Percentage change in
points)	market value
+400	29.0%
+300	24.0%
+200	18.0%
+100	10.0%
−100	(11.0)%
−200	(11.0)%
−300	(12.0)%
−400	(14.0)%

Accounting Standards Update

See Note 15-Recent Accounting Pronouncements of the unaudited consolidated financial statements for the three months ended March 31, 2020 for details on recently issued accounting pronouncements and their expected impact on Delmar’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our primary market risk is interest rate fluctuation and management has procedures in place to evaluate and mitigate this risk.  This risk and these procedures are discussed in Part 1, Item 2, of this quarterly report on Form 10-Q under the caption “Quantitative and Qualitative Disclosures about Market Risk”.

ITEM 4.     CONTROLS AND PROCEDURES.

Delmar’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Delmar’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities

Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Delmar’s disclosure controls and procedures were effective.  There were no changes in Delmar’s internal control over financial reporting as defined in the Exchange Act Rule 15d-15(f) that occurred during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

From time to time Delmar, Delmarva and Partners are a party to various litigation matters incidental to the conduct of their respective businesses. Delmar, Delmarva and Partners are not presently party to any legal proceedings the resolution of which Delmar, Delmarva and Partners believes would have a material adverse effect on their respective businesses, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A.    RISK FACTORS.

During the quarter ended March 31, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in Delmar’s 2019 Annual Report on Form 10-K, except as described below.

An investment in Delmar’s securities involves risks. In addition to the other information set forth in this Quarterly Report, including the information addressed under “Forward-Looking Statements,” investors in Delmar’s securities should carefully consider the factors discussed below, as well as the factors discussed in our 2019 Annual Report on Form 10-K. The following risks and uncertainties, as well as the risk factors in our Form 10-K are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. These factors could materially and adversely affect Delmar’s business, financial condition, liquidity, results of operations, and capital position and could cause Delmar’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this report, in which case the trading price of Delmar’s securities could decline.

The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, the extent of which is not now known or predictable.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Almost all states, including Maryland, where Delmar is headquartered, and Virginia and New Jersey, in which Delmar has significant operations, have issued “stay-at-home orders” and have declared states of emergency.

Although banks have generally been permitted to continue operating, the COVID-19 pandemic has caused disruptions to Delmar’s business and could cause material disruptions to Delmar’s business and operations in the future. Impacts to Delmar’s business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at Delmar’s branches and the transition of a portion of Delmar’s workforce to home locations, decreases in customer traffic in branches, and increases in requests for and the making of loan modifications. Delmar anticipates that additional future impacts to its business will include increases in customers inability to make scheduled loan payments and increases in requests for forbearance.  Further, loan payment deferment programs implemented by Delmar or under government stimulus programs, like the Paycheck Protection Program of the Small Business Administration, may mask credit deterioration in Delmar’s loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, Delmar’s expenses, delinquencies, charge-offs, foreclosures and credit losses may materially increase, and Delmar could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of

Delmar’s allowance for credit losses, which would lead to increases in the provision for credit losses and related declines in Delmar’s net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for Delmar to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions may cause the value of Delmar’s investment portfolio and of collateral associated with its existing loans to decline. In addition, in March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25% in part as a result of the pandemic.  A prolonged period of very low interest rates could reduce Delmar’s net interest income and have a material adverse impact on Delmar’s cash flows.

While Delmar has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can Delmar predict the level of disruption which will occur to its employee's ability to provide customer support and service.  The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct Delmar’s business, the business and operations of Delmar’s third-party service providers who perform critical services for Delmar’s business, or the businesses of many of Delmar’s customers and borrowers.  If COVID-19 is not successfully contained, Delmar could experience a material adverse effect on its business, financial condition, results of operations and cash flow.

Among the factors outside Delmar’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on Delmar’s business are, without limitation:

•	the pandemic’s course and severity;

•

the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;

•

political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;

•

the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;

•	effects on Delmar’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;

•	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;

•	the long-term effect of the economic downturn on Delmar’s intangible assets such as its deferred tax asset and goodwill;

•	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;

•	the ability of Delmar’s employees to work effectively during the course of the pandemic;

•	the ability of Delmar’s third-party vendors to maintain a high-quality and effective level of service;

•

the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increase in Delmar employees and customers handling their banking interactions remotely from home, the quick roll-out of various government-sponsored lending programs, like the Paycheck Protection Program, or otherwise;

•	required changes to Delmar’s internal controls over financial reporting to reflect a rapidly changing work environment;

•	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and

•	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Maryland, Virginia and New Jersey.

The ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets and meaningfully lower stock prices for many companies, including Delmar’s common stock.  Depending on the extent and duration of the COVID-19 pandemic, the price of Delmar’s common stock may continue to experience volatility and declines. Delmar is continuing to monitor the COVID-19 pandemic and related risks, although the rapid development and fluidity of the situation precludes any specific prediction as to its ultimate impact on Delmar.  However, if the Covid-19 pandemic continues to spread or otherwise result in a continuation or worsening of the current economic and commercial environments, Delmar’s business, financial condition, results of operations and cash flows could be materially adversely affected.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6.    EXHIBIT

2.1	Agreement and Plan of Share Exchange, dated as of December 13, 2018, between Delmar Bancorp and Virigina Partners Bank (1)
3.1	Articles of Incorporation of Delmar Bancorp, with amendments thereto (2)
3.2	Bylaws of Delmar Bancorp (3)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(2)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.
(3)	Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 filed on May 10, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Delmar Bancorp (Registrant)

Date: May 15, 2020	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)