Form 10-Q
period 2020-06-30
DELMAR BANCORP
filed 2020-08-13
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer”, "accelerated filer", "smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2020 there were 17,810,213 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

DELMAR BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019
(Dollars in thousands, except per share amounts)	(unaudited)	*
ASSETS
Cash and due from banks	$177,305	$36,295
Interest bearing deposits in other financial institutions	34,557	27,586
Federal funds sold	36,469	31,230
Cash and cash equivalents	248,331	95,111
Securities available for sale, at fair value	129,920	104,321
Loans held for sale	6,927	3,555
Loans, less allowance for credit losses of $10,003 at June 30, 2020 and $7,304 at December 31, 2019	1,043,275	986,684
Accrued interest receivable	6,205	3,138
Premises and equipment, less accumulated depreciation	14,332	13,705
Restricted stock	4,420	5,311
Operating lease right-of-use assets	4,123	4,504
Financing lease right-of-use assets	1,892	1,961
Other investments	6,730	4,773
Bank owned life insurance	7,917	7,817
Other real estate owned	2,546	2,417
Core deposit intangible, net	3,010	3,373
Goodwill	9,391	9,391
Other assets	6,983	6,544
Total assets	$1,496,002	$1,252,605
LIABILITIES
Deposits:
Non interest bearing demand	$377,448	$261,631
NOW	102,197	76,947
Savings and money market	270,168	222,975
Time, $100,000 or more	287,344	274,387
Other time	153,575	170,841
	1,190,732	1,006,781
Accrued interest payable	508	572
Short-term borrowings with the Federal Home Loan Bank	21,200	48,000
Long-term borrowings with the Federal Home Loan Bank	53,301	48,830
Subordinated notes payable, net	23,883	6,435
Other borrowings	62,532	1,249
Operating lease liabilities	4,429	4,797
Financing lease liabilities	2,299	2,355
Other liabilities	2,147	2,709
Total liabilities	1,361,031	1,121,728
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,809,185 as of June 30, 2020 and 17,790,181 as of December 31, 2019	178	178
Surplus	87,552	87,437
Retained earnings	44,341	41,785
Noncontrolling interest in consolidated subsidiaries	824	738
Accumulated other comprehensive income, net of tax	2,076	739
Total stockholders' equity	134,971	130,877
Total liabilities and stockholders' equity	$1,496,002	$1,252,605

* Derived from audited consolidated financial statements

The Selected Notes to the the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME ON:
Loans, including fees	$13,132	$8,762	$26,491	$17,228
Investment securities:
Taxable	429	167	864	348
Tax-exempt	236	148	461	291
Federal funds sold	15	8	112	23
Other interest income	126	135	359	311
	13,938	9,220	28,287	18,201
INTEREST EXPENSE ON:
Deposits	2,456	1,486	5,043	2,832
Borrowings	585	416	1,237	838
	3,041	1,902	6,280	3,670
NET INTEREST INCOME	10,897	7,318	22,007	14,531
Provision for credit losses	2,527	300	3,175	600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,370	7,018	18,832	13,931
OTHER INCOME:
Service charges on deposit accounts	142	279	432	566
Gain on sales and calls of investment securities	472	—	568	—
Mortgage banking income	820	—	1,284	—
Other income	705	551	1,408	1,022
	2,139	829	3,692	1,588
OTHER EXPENSES:
Salaries and employee benefits	4,822	2,833	9,601	5,671
Premises and equipment	1,133	896	2,257	1,834
Amortization of core deposit intangible	180	76	363	151
Gains on other real estate owned	23	30	44	28
Other expenses	2,897	1,566	5,580	3,327
	9,055	5,401	17,845	11,011
INCOME BEFORE TAXES ON INCOME	1,454	2,446	4,679	4,508
Federal and state income taxes	299	695	1,102	1,358
NET INCOME	$1,155	$1,751	$3,577	$3,150
Net (income) attributable to noncontrolling interest	(115)	—	(131)	—
NET INCOME ATTRIBUTABLE TO DELMAR BANCORP	$1,040	$1,751	$3,446	$3,150

Earnings per common share
Basic earnings per share	$0.058	$0.175	$0.194	$0.315
Diluted earnings per share	$0.058	$0.175	$0.193	$0.315

The Selected Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
NET INCOME	$1,155	$1,751	$3,577	$3,150
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on securities available for sale arising during the period	1,391	744	2,388	1,604
Income tax expense	(369)	(197)	(633)	(425)
Other comprehensive income, net of tax	1,022	547	1,755	1,179

Reclassification adjustment for gains included in net income	(472)	—	(568)	—
Income tax expense	125	—	150	—
Other comprehensive income, net of tax	(347)	—	(418)	—
TOTAL OTHER COMPREHENSIVE INCOME	675	547	1,337	1,179
COMPREHENSIVE INCOME	$1,830	$2,298	4,914	4,329
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(115)	—	(131)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO DELMAR BANCORP	$1,715	$2,298	$4,783	$4,329

The Selected Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three month periods:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, March 31, 2019	$100	$29,475	$38,299	$—	$(99)	$67,775
COMPREHENSIVE INCOME
Net income	—	—	1,751	—	—	1,751
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	547	547
TOTAL COMPREHENSIVE INCOME						2,298
Cash dividends, $0.025 per share	—	—	(250)	—	—	(250)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	6	—	—	—	6
Balances, June 30, 2019	$100	$29,481	$39,800	$—	$448	$69,829

Balances, March 31, 2020	$178	$87,538	$43,746	$709	$1,401	$133,572
COMPREHENSIVE INCOME
Net income	—	—	1,040	115	—	1,155
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	1,022	1,022
Reclassification adjustment for gains included in net income	—	—	—	—	(347)	(347)
TOTAL COMPREHENSIVE INCOME						1,830
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock option exercises, net	—	9	—	—	—	9
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, June 30, 2020	$178	$87,552	$44,341	$824	$2,076	$134,971

For the six month periods:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2018	$100	$29,470	$37,149	$—	$(731)	$65,988
COMPREHENSIVE INCOME
Net income	—	—	3,150	—	—	3,150
Other comprehensive income, net of tax:
Unrealized holding losses on securities available for sale arising during the period	—	—	—	—	1,179	1,179
TOTAL COMPREHENSIVE INCOME						4,329
Cash dividends, $0.050 per share	—	—	(499)	—	—	(499)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	11	—	—	—	11
Balances, June 30, 2019	$100	$29,481	$39,800	$—	$448	$69,829

Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
COMPREHENSIVE INCOME
Net income	—	—	3,446	131	—	3,577
Other comprehensive income, net of tax:
Unrealized holding gains on securities available for sale arising during the period	—	—	—	—	1,755	1,755
Reclassification adjustment for gains included in net income	—	—	—	—	(418)	(418)
TOTAL COMPREHENSIVE INCOME						4,914
Cash dividends, $0.050 per share	—	—	(890)	—	—	(890)
Minority interest contributed capital	—	—	—	(45)	—	(45)
Stock option exercises, net	—	94	—	—	—	94
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	11	—	—	—	11
Balances, June 30, 2020	$178	$87,552	$44,341	824	$2,076	$134,971

The Selected Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,446	$3,150
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses and unfunded commitments	3,175	600
Depreciation	716	564
Amortization and accretion	248	91
Gain on sales and calls of investment securities	(568)	—
Gain on equity securities	(47)	—
Gain on sale of loans held for sale, originated	(1,202)	—
Net losses on other real estate owned, including write‑downs	—	2
Increase in bank owned life insurance cash surrender value	(100)	—
Deferred income tax (benefits) expenses	(546)	1,317
Stock‑based compensation expense, net of employee tax obligation	11	11
Net accretion of certain acquistion related fair value adjustments	(717)	(93)
Changes in assets and liabilities:
Increase in loans held for sale	(2,170)	—
Increase in accrued interest receivable	(3,067)	(132)
Increase in other assets	(1,423)	(3,895)
(Decrease) increase in accrued interest payable	(64)	125
(Decrease) increase in other liabilities	(986)	3,579
Net cash (used) provided by operating activities	(3,294)	5,319
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(56,198)	(2,582)
Purchases of other investments	(390)	—
Proceeds from maturities and paydowns of securities available for sale	14,662	4,478
Proceeds from sales of securities available for sale	18,054	—
Net increase in loans	(58,811)	(14,714)
Purchases of premises and equipment	(1,343)	(469)
Proceeds from the sales of foreclosed assets	—	186
Proceeds from sales of Federal Home Loan Bank stock	942	810
Purchase of Federal Home Loan Bank stock	(51)	(919)
Net cash used by investing activities	(83,135)	(13,210)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, NOW, money market, and savings deposits, net	188,260	854
Cash received for the exercise of stock options	94	—
Cash received for the exercise of warrants	10	—
(Decrease) increase in time deposits, net	(4,310)	23,750
Increase (decrease) in other borrowings, net	56,399	(1,329)
Net decrease in minority interest contributed capital	86	—
Dividends paid	(890)	(499)
Net cash provided by financing activities	239,649	22,776
Net increase in cash and cash equivalents	153,220	14,885
Cash and cash equivalents, beginning of period	95,111	29,694
Cash and cash equivalents, ending of period	$248,331	$44,579
Supplementary cash flow information:
Interest paid	$6,344	$3,545
Income taxes paid	2,655	473
Total appreciation on securities available for sale	$1,819	$1,604
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Loans converted to other real estate owned	$129	$209

The Selected Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

DELMAR BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Delmar Bancorp (the “Company”or “Delmar”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware that operates primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia and that operates primarily in and around the Greater Fredericksburg, Virginia area, including Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia. Partners also operates in Anne Arundel County and the three counties of Southern Maryland, including Charles County, Calvert County, and St. Mary’s County. The Subsidiaries engage in the general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2020 and December 31, 2019, the results of its operations and its cash flows for the six months ended June 30, 2020 and 2019 in conformity with U.S. GAAP.

Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period.

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

Securities Available for Sale:

Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Subsidiaries' asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

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

Restricted Stock, Equity Securities and Other Investments:

Federal Home Loan Bank (“FHLB”) stock, at cost, and Atlantic Central Bankers Bank (“ACBB”), at cost, Community Bankers Bank (“CBB”) and Maryland Financial Bank (“MFB”) are equity interests in the FHLB, ACBB, CBB and MFB, respectively. These securities do not have a readily determinable fair value for purposes of Accounting Standards Codification (“ASC”) 320-10 Investments-Debts and Equity Securities because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI.

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

Other investments includes an equity ownership of Solomon Hess SBA Loan Fund LLC which the value is adjusted for its prorata share of assets in the fund and investment in the stock of the Federal Reserve Bank (“FRB”). Other investments also includes equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probable at settlement.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Subsidiaries' policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral if the loan is collateral dependent.

The allowance for credit losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, the value of the underlying collateral, and current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, including the amounts and timing on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least monthly and more often if deemed necessary.

The allowance for credit losses typically consists of an allocated component and an unallocated component. The allocated component of the allowance for credit losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.

The specific credit allocations are based on regular analyses of all loans that are considered impaired. Impairment is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. The historical loan loss element is determined statistically using an informal loss migration analysis that examines loss experience and the related internal gradings of loans charged off. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

Any unallocated portion of the allowance for credit losses reflects management's estimate of probable inherent but undetected losses within the loan portfolio due to uncertainties in economic conditions, delays in obtaining information, including unfavorable information about a borrower's financial condition, the difficulty in identifying triggering events that correlate perfectly to subsequent loss rates, and risk factors that have not yet manifested themselves in loss allocation factors. In addition, the unallocated portion of the allowance for credit losses includes a component that explicitly accounts for the inherent imprecision in loan loss migration models. The historical losses used in the migration analysis may not be representative of actual unrealized losses inherent in the loan portfolio. It is management's intent to continually refine the methodology for the allowance for credit losses in an attempt to directly allocate potential losses in the loan portfolio under ASC Topic 310 and minimize the unallocated portion of the allowance for credit losses.

Loan Charge-off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

●	management deems the asset to be uncollectible;

●	repayment is deemed to be made beyond the reasonable time frames;
●	the asset has been classified as a loss by internal or external review; and
●	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets.

Acquired Loans

Loans acquired in connection with business combinations are recorded at their acquisition-date fair value with no carry over of related allowance for credit losses. Any allowance for credit loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not expected to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as an indicator that an acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonably estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan's total scheduled principal and interest payment over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.

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

Acquired loans that were not individually determined to be purchased with deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (ASC 310-20), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first or second quarter of 2020 or during 2019. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of June 30, 2020 or December 31, 2019 for possible repurchases. Management does not believe that a provision for early default or refinancing costs is necessary at June 30, 2020 or December 31, 2019.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at June 30, 2020 and December 31, 2019 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are include in other income on the Company’s consolidated statements of income.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At June 30, 2020, there were five properties with a combined estimated value of $2.5 million included in OREO and at December 31, 2019, there were four properties with a combined estimated value of $2.4 million included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty. ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are amortized (See Note 12 – Goodwill and Intangible Assets for further information).

Goodwill

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,808,811 and 17,807,263 for the three month and six month periods ended June 30, 2020, respectively, and 9,985,321 for the three and six month periods ended June 30, 2019. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 8 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	June 30, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$4,254	$132	$—	$4,386
Obligations of States and political subdivisions	36,832	1,620	—	38,452
Mortgage-backed securities	83,063	1,151	155	84,059
Subordinated debt investments	2,987	67	31	3,023
	$127,136	$2,970	$186	$129,920

	December 31, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	716	43	34,558
Mortgage-backed securities	56,275	236	90	56,421
Subordinated debt investments	2,988	42	—	3,030
	$103,334	$1,156	$169	$104,321

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2020 and December 31, 2019, are as follows:

	June 30, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$—	$—	$—	$—	$—	$—
Obligations of States and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	35,430	155	—	—	35,430	155
Subordinated debt investments	964	31	—	—	964	31
Total securities with unrealized losses	$36,394	$186	$—	$—	$36,394	$186

	December 31, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$5,269	$34	$2,000	$2	$7,269	$36
Obligations of States and political subdivisions	4,669	43	—	—	4,669	43
Mortgage-backed securities	11,600	32	4,489	58	16,089	90
Subordinated debt investments	—	—	—	—	—	—
Total securities with unrealized losses	$21,538	$109	$6,489	$60	$28,027	$169

For individual securities classified as either available for sale or held to maturity, the Company must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security shall be written down to the fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss).

At June 30, 2020 there were seven mortgage-backed securities (MBS) and one subordinated debt investment that have been in a continuous unrealized loss position for less than twelve months. At June 30, 2020 there were no securities that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of June 30, 2020, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the three and six month periods ended June 30, 2020 the Company sold nine and ten securities, respectively, resulting in a gain of $378 thousand and $401 thousand, respectively. During the three and six month periods ended June 30, 2019, the Company did not sell any securities. During the three and six month periods ended June 30, 2020, six and fourteen securities were either matured or called, respectively, resulting in a net gain of $94 thousand and $167 thousand, respectively. During the three and six month periods ended June 30, 2019, four and six securities were either matured or called, respectively, resulting in no gains or losses for either period.

The Company has pledged certain securities as collateral for qualified customers’ deposit accounts at June 30, 2020 and December 31, 2019. The amortized cost and fair value of these pledged securities was $8.9 million and $9.3 million, respectively, at June 30, 2020. The amortized cost and fair value of these pledged securities was $9.1 million and $9.2 million, respectively, at December 31, 2019.

Contractual maturities of investment securities at June 30, 2020 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	June 30, 2020
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$625	$626
Due after one year through five years	1,236	1,263
Due after five years through ten years	19,962	20,729
Due after ten years or more	22,250	23,243
Mortgage-backed securities, due in monthly installments	83,063	84,059
	$127,136	$129,920

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of June 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	At June 30, 2020	At December 31, 2019
Originated Loans
Real Estate Mortgage
Construction and land development	$68,929	$59,236
Residential real estate	116,307	108,590
Nonresidential	359,626	325,916
Home equity loans	15,792	13,736
Commercial	123,862	52,838
Consumer and other loans	3,061	2,669
	687,577	562,985
Acquired Loans
Real Estate Mortgage
Construction and land development	$12,712	$25,515
Residential real estate	81,836	100,696
Nonresidential	201,405	218,633
Home equity loans	18,859	23,979
Commercial	48,281	59,159
Consumer and other loans	2,608	3,021
	365,701	431,003
Total Loans
Real Estate Mortgage
Construction and land development	$81,641	$84,751
Residential real estate	198,143	209,286
Nonresidential	561,031	544,549
Home equity loans	34,651	37,715
Commercial	172,143	111,997
Consumer and other loans	5,669	5,690
	1,053,278	993,988
Less: Allowance for credit losses	(10,003)	(7,304)
	$1,043,275	$986,684

Allowance for Credit Losses

Management has an established methodology to determine the adequacy of the allowance for credit losses that assesses the risks and losses inherent in the loan portfolio. For purposes of determining the allowance for credit losses, the Company has segmented the loan portfolio into the following classifications:

●	Real Estate Mortgage (which includes Construction and Land Development, Residential Real Estate, Nonresidential Real Estate and Home Equity Loans)
●	Commercial
●	Consumer and other loans

Each of these segments are reviewed and analyzed quarterly using historical charge-off experience for their respective segments as well as the following qualitative factors:

●	Changes in the levels and trends in delinquencies, non-accruals, classified assets and TDRs

●	Changes in the nature and volume of the portfolio
●	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
●	Changes in the experience, depth and ability of management
●	Changes in the national and local economic conditions and developments, including the condition of various market segments
●	Changes in the concentration of credits within each pool
●	Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors
●	Changes in external factors such as competition and the legal environment.

The above factors result in a FASB ASC 450-10- 20 calculated reserve for environmental factors.

All credit exposures graded at a rating of “non-pass” with outstanding balances less than or equal to $250 thousand and credit exposures graded at a rating of “pass” are reviewed and analyzed quarterly using historical charge-off experience for their respective segments as well as the qualitative factors discussed above. The historical charge-off experience is further adjusted based on delinquency risk trend assessments and concentration risk assessments.

All credit exposures graded at a rating of “non-pass” with outstanding balances greater than $250 thousand are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of June 30, 2020 and December 31, 2019.

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2020 and December 31, 2019:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at June 30, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	44	1,947	2,284	—	612	—	—	4,887
Individually evaluated for impairment:
Balance in allowance	$—	$175	$22	$—	$500	$—	$—	$697
Related loan balance	176	2,798	9,072	—	989	—	—	13,035
Collectively evaluated for impairment:
Balance in allowance	$899	$1,718	$5,465	$185	$930	$20	$89	$9,306
Related loan balance	81,421	193,398	549,675	34,651	170,542	5,669	—	1,035,356

Note: The balances above include unamortized discounts on acquired loans of $5.0 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	44	1,986	2,323	—	1,020	—	—	5,373
Individually evaluated for impairment:
Balance in allowance	$—	$216	$82	$—	$274	$—	$—	$572
Related loan balance	177	3,123	9,504	—	1,274	—	—	14,078
Collectively evaluated for impairment:
Balance in allowance	$602	$1,164	$3,991	$142	$552	$14	$267	$6,732
Related loan balance	84,530	204,177	532,722	37,715	109,703	5,690	—	974,537

Note: The balances above include unamortized discounts on acquired loans of $6.1 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2020 and 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	June 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$718	$1,419	$4,343	$169	$885	$19	$266	$7,819
Charge-offs	—	—	(86)	(13)	(262)	(6)	—	(367)
Recoveries	—	4	—	—	12	8	—	24
Provision	181	470	1,230	29	795	(1)	(177)	2,527
Ending Balance	$899	$1,893	$5,487	$185	$1,430	$20	$89	$10,003
Six Months Ended
Beginning Balance	602	1,380	4,074	142	826	14	266	7,304
Charge-offs	—	(25)	(126)	(13)	(328)	(47)	—	(539)
Recoveries	1	8	4	10	19	21	—	63
Provision	296	530	1,535	46	913	32	(177)	3,175
Ending Balance	899	1,893	5,487	185	1,430	20	89	10,003

	June 30, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential					Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential		Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$598	$1,509		$3,696	$147	$655	$11	$447	$7,063
Charge-offs	—	(193)		(220)	—	(10)	(33)	—	(456)
Recoveries	3	140		6	—	2	8	—	159
Provision	(26)	(253)		302	(3)	(23)	24	279	300
Ending Balance	$575	$1,203	S	3,784	$144	$624	$10	$726	$7,066
Six Months Ended
Beginning Balance	647	1,521		3,629	122	641	13	490	7,063
Charge-offs	(11)	(194)		(410)	(4)	(108)	(70)	—	(797)
Recoveries	4	141		10	—	23	22	—	200
Provision	(65)	(265)		555	26	68	45	236	600
Ending Balance	575	1,203		3,784	144	624	10	726	7,066

The Company had an unallocated amount of approximately $89 thousand in the allowance that is reflected in the above table as of June 30, 2020. The Company had an unallocated amount of approximately $726 thousand in the allowance that is reflected in the above table as of June 30, 2019. Management believes this amount is adequate to absorb additional inherent, but as yet unidentified, losses in the loan portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Bank has provided $61.5 million in funding to over 500 customers through the PPP as of June 30, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve at this time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at June 30, 2020 and December 31, 2019. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans catergorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

Marginal — Loans in this category are presently protected from loss, but weaknesses are apparent which, if not corrected, could cause future problems. Loans in this category may not meet required underwriting criteria and have no mitigating factors. More than the ordinary amount of attention is warranted for these loans.

Substandard — Loans in this category exhibit well-defined weaknesses that would typically bring normal repayment into jeopardy. These loans are no longer adequately protected due to well-defined weaknesses that affect the repayment capacity of the borrower. The possibility of loss is much more evident and above average supervision is required for these loans.

Doubtful — Loans in this category have all the weaknesses inherent in a loan categorized as Substandard, with the characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss — Loans in this category are of little value and are not warranted as a bankable asset.

Non-accruals

In general, a loan will be placed on non-accrual status at the end of the reporting month in which the interest or principal is past due more than 90 days. Exceptions to the policy are those loans that are in the process of collection and are well-secured. A well-secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
June 30, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$81,465	$195,493	$556,272	$34,596	$170,793	$5,669	$1,044,288
Marginal	—	—	—	—	—	—	—
Substandard	176	2,650	4,759	55	1,350	—	8,990
TOTAL	$81,641	$198,143	$561,031	$34,651	$172,143	$5,669	$1,053,278
Non-Accrual	$176	$1,461	$2,483	$55	$1,228	$—	$5,403
TDRs	$—	$2,021	$7,414	$—	$989	$—	$10,424
Number of TDR accounts	—	10	18	—	1	—	29
Breakdown of TDRs
TDRs on Non-accrual	$—	$629	$575	$—	$989	$—	$2,193
TDRs Past Due 30-89 days	—	187	—	—	—	—	187
Performing TDRs	—	1,205	6,839	—	—	—	8,044
TOTAL	$—	$2,021	$7,414	$—	$989	$—	$10,424
Total Non-performing TDR accounts	$—	$816	$575	$—	$989	$—	$2,380
Number of non‑performing TDRs	—	2	2	—	1	—	5

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2019	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$84,574	$206,150	$539,259	$37,715	$110,349	$5,690	$983,737
Marginal	—	—	—	—	—	—	—
Substandard	177	3,136	5,290	—	1,648	—	10,251
TOTAL	$84,751	$209,286	$544,549	$37,715	$111,997	$5,690	$993,988
Non-Accrual	$177	$1,620	$2,608	$5	$131	$—	$4,541
TDRs	$—	$2,323	$7,934	$—	$38	$—	$10,295
Number of TDR accounts	—	12	20	—	1	—	33
Breakdown of TDRs
TDRs on Non-accrual	$—	$904	$926	$—	$38	$—	$1,868
TDRs Past Due 30-89 days	—	—	—	—	—	—	—
Performing TDRs	—	1,419	7,008	—	—	—	8,427
TOTAL	$—	$2,323	$7,934	$—	$38	$—	$10,295
Total Non-performing TDR accounts	$—	$904	$926	$—	$38	$—	$1,868
Number of non‑performing TDRs	—	3	3	—	1	—	7

A summary of loans that were modified under the terms of a TDR during the three and six month periods ended June 30, 2020 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charge-off, or foreclosed upon by period end are not reported. There were no loans modified under the terms of a TDR during the three and six month periods ended June 30, 2019.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three month period ended June 30, 2020:
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	989	—	989
Six month month period ended June 30, 2020:
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	989	—	989

During the six months ended June 30, 2020, there was one loan modified as a TDRs that subsequently defaulted which had been modified as TDRs during the twelve months prior to default. This loan had a balance of $1.2 million prior to a charge-off of $207 thousand. There were no loans modified as TDRs that subsequently defaulted during the year ended December 31, 2019 which had been modified as TDRs during the twelve months prior to default.

There was one loan secured by a 1-4 family residential property with balances of $91 thousand that was in the process of foreclosure at June 30, 2020. There were three loans secured by 1-4 family residential properties with aggregrate balances of $1.2 million that were in the process of foreclosure at December 31, 2019.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2020 and December 31, 2019:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At June 30, 2020	Past Due*	Past Due	Past Due**	Past Due	Balance	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$4	$—	$176	$180	$81,461	$81,641	$—
Residential real estate	420	187	382	989	197,154	198,143	—
Nonresidential	945	—	1,339	2,284	558,747	561,031	—
Home equity loans	55	—	—	55	34,596	34,651	—
Commercial	135	—	1,506	1,641	170,502	172,143	—
Consumer and other loans	—	1	—	1	5,668	5,669	—
TOTAL	$1,559	$188	$3,403	$5,150	$1,048,128	$1,053,278	$—

*      Includes $790 thousand of non-accrual loans.

** Includes $3.4 million of non-accrual loans.

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2019	Past Due*	Past Due**	Past Due***	Past Due	Balance	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$424	$—	$177	$601	$84,150	$84,751	$—
Residential real estate	1,296	677	702	2,675	206,611	209,286	—
Nonresidential	635	144	1,823	2,602	541,947	544,549	—
Home equity loans	—	—	—	—	37,715	37,715	—
Commercial	231	1,207	94	1,532	110,465	111,997	—
Consumer and other loans	1	19	—	20	5,670	5,690	5
TOTAL	$2,587	$2,047	$2,796	$7,430	$986,558	$993,988	$5

*      Includes $956 thousand of non-accrual loans.

**    Includes $81 thousand of non-accrual loans.

***  Includes $2.6 million of non-accrual loans.

Impaired Loans

Impaired loans are defined as non-accrual loans, TDRs, purchased credit impaired loans (“PCI”) and loans risk rated substandard or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on non-accrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on non-accrual status, contractual interest is credited to interest income when received, under the cash basis method.

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables, excluding purchased credit impaired, with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
June 30, 2020	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	686	686	—	175	707
Nonresidential	2,575	2,613	74	22	2,515
Home equity loans	—	—	—	—	—
Commercial	989	1,196	11	500	1,131
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,250	$4,495	$85	$697	$4,353
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$176	$176	$—	$—	$177
Residential real estate	2,112	2,162	46	—	2,254
Nonresidential	6,497	6,598	192	—	6,773
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$8,785	$8,936	$238	$—	$9,204
TOTAL	$13,035	$13,431	$323	$697	$13,557

Total impaired loans of $13.0 million at June 30, 2020 do not include PCI loan balances of $4.9 million, which are net of a discount of $981,000.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2019	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	727	727	—	216	2,337
Nonresidential	2,456	2,456	260	82	2,866
Home equity loans	—	—	—	—	—
Commercial	1,274	1,274	53	274	659
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,457	$4,457	$313	$572	$5,862
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$177	$177	$—	$—	$198
Residential real estate	2,396	3,069	132	—	3,733
Nonresidential	7,048	7,326	501	—	9,839
Home equity loans	—	—	—	—	347
Commercial	—	—	—	—	902
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$9,621	$10,572	$633	$—	$15,019
TOTAL	$14,078	$15,029	$946	$572	$20,881

Total impaired loans of $14.1 million at December 31, 2019 do not include PCI loan balances of $5.4 million, which are net of a discount of $1.1 million.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	June 30, 2020	December 31, 2019
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$5,868	$6,426
Carrying amount	4,887	5,373
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$364,810	$430,711
Carrying amount	360,814	425,630
Total acquired loans
Outstanding balance	$370,678	$437,137
Carrying amount	365,701	431,003

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	June 30, 2020	December 31, 2019
Balance at beginning of period	$5,081	$745
Acquisitions	—	4,990
Accretion	(1,085)	(654)
Balance at end of period	$3,996	$5,081

During the three and six months ended June 30, 2020, the Company recorded $56 thousand and $126 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and six months ended June 30, 2019, the Company recorded $28 thousand and $56 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.6 million at June 30, 2020 and December 31, 2019.

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

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of June 30, 2020 and December 31, 2019.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $315.4 million convertible advance credit facility from the FHLB. As of June 30, 2020 the Company had remaining credit availability of $240.9 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at June 30, 2020 and December 31, 2019 and outstanding lines of credit:

	June 30, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	12,000	0.22%	July 2020	Fixed, at maturity
Fixed rate hybrid	6,000	0.19%	July 2020	Fixed, at maturity
Fixed rate hybrid	3,200	0.19%	July 2020	Fixed, at maturity
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,179	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,322	1.99%	March 2026	Fixed, paid quarterly
Total advances	74,501

	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	1.73%	January 2020	Fixed, at maturity
Fixed rate	4,500	1.76%	January 2020	Fixed, at maturity
Fixed rate	7,600	1.68%	January 2020	Fixed, at maturity
Fixed rate	7,700	1.68%	January 2020	Fixed, at maturity
Fixed rate	6,000	1.70%	January 2020	Fixed, at maturity
Fixed rate	3,200	1.71%	January 2020	Fixed, at maturity
Fixed rate	7,000	1.70%	January 2020	Fixed, at maturity
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible*	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,393	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,437	1.99%	March 2026	Fixed, paid quarterly
Total advances	96,830

* The FHLB has the option of converting the rate on this long-term borrowing to a three month LIBOR-based floating rate in May 2020.

Average short-term borrowings under FHLB approximated $43.1 million and $9.3 million for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $220.7 million and $223.5 million at June 30, 2020 and December 31, 2019, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments are due quarterly at 6.71% per annum, and the outstanding principal balance matures in October 2025. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.4 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $692 thousand as of June 30, 2020. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.500% at June 30, 2020 and 4.0% at December 31, 2019). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on August 31, 2020. The balance outstanding at June 30, 2020 and December 31, 2019 was $328 thousand and $576 thousand, respectively. Interest expense on the warehouse lines of credit was $31 thousand and $51 thousand during the three month and six month periods ended June 30, 2020, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  As of June 30, 2020, the Company’s outstanding advances under the PPPLF were $61.5 million.  The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities ranging from April 2022 to June 2025.  The Company’s available borrowing capacity under the PPPLF as of June 30, 2020 was $61.5 million, all of which was currently outstanding.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $59.0 million with several other correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At June 30, 2020 and December 31, 2019, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $5.0 million and $5.2 million, respectively, with the FRB to secure Discount Window borrowings at June 30, 2020. The combined amortized cost and fair value of these pledged investment securities were $2.3 million at December 31, 2019. At June 30, 2020 and December 31, 2019 there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2020	$31,844
2021	16,634
2022	66,350
2023	316
2024 and thereafter	45,772

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

Supplemental lease information at or for the six months ended June 30, 2020 is as follows:

Dollars in Thousands
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$4,123
Lease liability	4,429
Finance Lease Amounts
Right-of-use asset	$1,892
Lease liability	2,299

Income Statement
Three Months Ended June 30, 2020
Operating lease cost classified as premises and equipment	$223
Finance lease cost classified as interest on borrowings	22
Six Months Ended June 30, 2020
Operating lease cost classified as premises and equipment	$457
Finance lease cost classified as interest on borrowings	33

Weighted average lease term - Operating Leases (Yrs.)	8.56
Weighted average lease term - Finance Leases (Yrs.)	13.59
Weighted average discount rate - Operating Leases (1)	2.81%
Weighted average discount rate - Finance Leases (1)	2.84%
Operating outgoing cash flows from operating leases	$433
Operating outgoing cash flows from finance leases	$89

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

A maturity analysis of the Company's lease liabilities at June 30, 2020 was as follows:

Dollars in Thousands
Operating Leases:
One year or less	$700
One to three years	1,205
Three to five years	1,111
Over 5 years	2,073
Total undiscounted cash flows	5,089
Less: Discount	(660)
Lease Liabilities	$4,429

Finance Leases:
One year or less	$178
One to three years	360
Three to five years	390
Over 5 years	1,876
Total undiscounted cash flows	2,804
Less: Discount	(505)
Lease Liabilities	$2,299

Note 6. Stock Option Plans

Delmar Bancorp Stock Option Plan

The Company had employee and director stock option plans and had reserved shares of stock for issuance thereunder. Options granted under these plans had a ten-year life with a four-year vesting period that began one year after date of grant, and were exercisable at a price equal to the fair value of the Company's stock on the date of the grant. Each award from all plans was evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the grantor determines. The plan term ended in 2014, therefore no new options can be granted.

All remaining stock options expired during the second quarter of 2019.

Liberty Bell Bank Stock Option Plans

In 2004, Liberty Bell Bank (“Liberty”) adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the “Liberty Plans”). In February 2014, the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under the Liberty Plans became fully vested with the approval by the board of directors of Liberty signing the Agreement of Merger with the Company in July 2017 (the “Liberty Merger”). In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Liberty common stock were convertible in the Liberty Merger, which was 0.2857 (the “Liberty Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Liberty Conversion Ratio, rounded up to the nearest cent. At the effective time of the Liberty Merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

Remaining options for 8,709 shares were outstanding as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
June 30, 2020	2,355	$4.14	$9,750	6,354	$4.14	$26,306

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

A summary of stock option transactions for the six months ended June 30, 2020 is as follows:

	June 30, 2020
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	247,705	$6.14	3.81
Granted	—	—	—
Exercised	(16,147)	5.83	—
Forfeited	(8,589)	5.83	—
Outstanding at end of period	222,969	$6.17	3.59	$88,384

Options exercisable at June 30, 2020	222,969	$6.17

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on June 30, 2020.

As stated in Note 1, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2019.

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

As of June 30, 2020 non-vested restricted stock awards totaling 3,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2019	6,000	$7.30
Vested in 2020	(3,000)	7.30
Nonvested Awards June 30, 2020	3,000	$7.30

As stated in Note 1, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC 718-10, during the three and six months ended June 30, 2020 and June 30, 2019 the Company recognized restricted stock-based compensation expense of $5 thousand, or $4 thousand net of tax, and $11 thousand, or $8 thousand net of tax, respectively, related to the 2014 restricted stock awards under the Company Plan. Unrecognized restricted stock-based compensation expense related to 2014 restricted stock awards under the Company Plan totaled approximately $31,000 at June 30, 2020. The remaining period over which this unrecognized expense is expected to be recognized is approximately six months.

Note 8. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments.

Applicable guidance requires that outstanding, unvested share-based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s outstanding restricted common stock.

The following table presents basic and diluted EPS for the three and six month periods ended June 30, 2020 and 2019:

	Quarter Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
Net income	$1,155	$1,751	$3,577	$3,150
Net (income) attributable to noncontrolling interest	(115)	—	(131)	—
Net income applicable to basic earnings per common share	1,040	1,751	3,446	3,150
Weighted average shares outstanding	17,809	9,985	17,807	9,985
Basic earnings per share	$0.058	$0.175	$0.194	$0.315
Effect of dilutive securities:
Weighted average shares outstanding under options the Company Plan (1)	—	12	—	15
Weighted average exercise price per share	$—	$9.05	$—	$9.05
Assumed proceeds on exercise	$—	$106	$—	$136
Average market value per share	$—	$7.45	$—	$7.30
Weighted average shares outstanding under options the Liberty Plan	9	12	9	12
Weighted average exercise price per share	$4.14	$3.98	$4.18	$3.98
Assumed proceeds on exercise	$37	$48	$38	$46
Average market value per share	$6.37	$7.45	$6.80	$7.30
Less: Treasury stock purchased with assumed proceeds from exercise	$5	$6	5	6
Weighted average shares outstanding under options the Partners Stock Plans	232	—	234	—
Weighted average exercise price per share	$5.83	$—	$5.83	$—
Assumed proceeds on exercise	$1,353	$—	$1,364	$—
Average market value per share	$6.37	$—	$6.80	$—
Less: Treasury stock purchased with assumed proceeds from exercise	199	—	201	—
Weighted average shares outstanding under restricted stock plans (2)	6	9	6	9
Diluted weighted average shares and common stock equivalents	17,852	10,000	17,850	10,000
Diluted earnings per share	$0.058	$0.175	$0.193	$0.315

(1)	Options were excluded from the calculation of dilutive earnings per share because they are anti-dilutive.
(2)	Includes vested shares not yet issued and nonvested shares as of June 30.

Note 9. Regulatory Capital Requirements

The Company’s subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s subsidiaries assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.  Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the Federal Reserve

Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements.

On September 17, 2019 the Federal Deposit Insurance Corporation finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

In order to qualify for the CBLR framework, a community banking organization must have a tier 1 leverage ratio of at least 9 percent, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital.

The Company has elected not to opt into the CBLR framework at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of June 30, 2020 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of June 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries category.

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The Tier 1 leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

The Basel III Capital Rules require the Company’s subsidiaries to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% “capital conservation buffer” (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio, effectively resulting in a minimum Total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

The implementation of the capital conservation buffer began on January 1, 2016 at the 0.625% level and was phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reached 2.5% on January 1, 2019). The Basel III Capital Rules also provide for a “countercyclical capital buffer” that is applicable to only certain covered institutions and does not have any current applicability to the Subsidiaries or the Company. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of June 30, 2020 and December 31, 2019 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of June 30, 2020 and December 31, 2019 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	81,584	12.7%	67,414	10.5%	64,204	10.0%
Virginia Partners Bank	49,675	13.1%	39,806	10.5%	37,911	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,544	11.5%	54,574	8.5%	51,363	8.0%
Virginia Partners Bank	48,659	12.8%	32,224	8.5%	30,329	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,544	11.5%	44,943	7.0%	41,733	6.5%
Virginia Partners Bank	48,659	12.8%	26,538	7.0%	26,642	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	73,544	8.6%	34,036	4.0%	42,545	5.0%
Virginia Partners Bank	48,659	9.7%	19,969	4.0%	24,961	5.0%

As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s net profits for the current year plus its retained net profits for the preceding two years.

Note 10. Fair Values of Financial Instruments

FASB ASC 825, Financial Instruments, requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company.  Additionally, in accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The estimated fair values, and related carrying amounts, of the Company's financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at June 30, 2020
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$177,305	$177,305	$—	$—	$177,305
Interest bearing deposits	34,557	34,557	—	—	34,557
Federal funds sold	36,469	36,469	—	—	36,469
Securities:
Available for sale	129,920	—	129,920	—	129,920
Loans held for sale	6,927	—	6,927	—	6,927
Loans, net of allowance for credit losses	1,043,275	—	—	1,043,275	1,043,275
Accrued interest receivable	6,205	—	6,205	—	6,205
Restricted stock	4,420	—	4,420	—	4,420
Other investments	6,730	—	6,730	—	6,730
Bank owned life insurance	7,917	—	7,917	—	7,917
Other real estate owned	2,546	—	—	2,546	2,546
Financial liabilities:
Deposits	$1,190,732	$—	$1,190,732	$—	$1,190,732
Accrued interest payable	508	—	508	—	508
FHLB advances	74,501	—	74,501	—	74,501
Subordinated notes payable	23,883	—	23,883	—	23,883
Other borrowings	62,532	—	—	62,532	62,532

Dollars are in thousands		Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$36,295	$36,295	$—	$—	$36,295
Interest bearing deposits	27,586	27,586	—	—	27,586
Federal funds sold	31,230	31,230	—	—	31,230
Securities:
Available for sale	104,321	—	104,321	—	104,321
Loans held for sale	3,555	—	3,555	—	3,555
Loans, net of allowance for credit losses	986,684	—	—	976,636	976,636
Accrued interest receivable	3,138	—	3,138	—	3,138
Restricted stock	5,311	—	5,311	—	5,311
Other investments	4,773	—	4,773	—	4,773
Bank owned life insurance	7,817	—	7,817	—	7,817
Other real estate owned	2,417	—	—	2,417	2,417
Financial liabilities:
Deposits	$1,006,781	$—	$1,008,842	$—	$1,008,842
Accrued interest payable	572	—	572	—	572
FHLB advances	96,830	—	97,248	—	97,248
Subordinated notes payable	6,435	—	9,006	—	9,006
Other borrowings	1,249	—	—	1,249	1,249

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company's financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

Note 11. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”) which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investments securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

Fair Value Hierarchy

In accordance with this guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 - Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2 - Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 - Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements:

Investment Securities Available for Sale:

Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of the Company’s investment securities available for sale are considered to be Level 2 securities.

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 20, 2020 and December 31, 2019:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$4,386	$—	$4,386
Obligations of States and political subdivisions	—	38,452	—	38,452
Mortgage-backed securities	—	84,059	—	84,059
Subordinated debt investments	—	3,023	—	3,023
Total securities available for sale	$—	$129,920	$—	$129,920
December 31, 2019
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$10,312	$—	$10,312
Obligations of States and political subdivisions	—	34,558	—	34,558
Mortgage-backed securities	—	56,421	—	56,421
Subordinated debt investments	—	3,030	—	3,030
Total securities available for sale	$—	$104,321	$—	$104,321

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these financial assets usually result from the application of lower of cost or market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at June 30, 2020; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at June 30, 2020.

Impaired Loans:

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for loan losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for loan losses on the consolidated statement of income.

Other Real Estate Owned:

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company.  If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for loan losses.  Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statement of income.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of June 30, 2020 and December 31, 2019.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2020
Impaired loans	$—	$—	$3,553	$3,553
OREO	—	—	2,546	2,546
Total	$—	$—	$6,099	$6,099
December 31, 2019
Impaired loans	$—	$—	$3,885	$3,885
OREO	—	—	2,417	2,417
Total	$—	$—	$6,302	$6,302

The following table presents quantitative information about level 3 fair value measurements for financial assets measured at fair value on a nonrecurring basis:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3,553	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,546	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$6,099

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 805. The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019.

Goodwill: The Company acquired goodwill in the purchase of Partners (see Note 13 – Virginia Partners Bank Transaction for further information). The following table provides changes in goodwill for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$9,391	$5,237
Partners acquisition	—	4,154
Impairment	—	—
Balance at the end of the period	$9,391	$9,391

Core Deposit Intangible: The Company acquired core deposit intangibles in the Liberty merger and the Partners Share Exchange. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months. The following table provides changes for the six months ended June 30, 2020, and the year ended December 31, 2019:

	June 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$3,373	$1,069
Partners acquisition	—	2,650
Amortization	(363)	(346)
Balance at the end of the period	$3,010	$3,373

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

June 30,
Dollars in Thousands	2020
2020	$350
2021	600
2022	520
2023	467
2024 and thereafter	1,073
$3,010

Net Deposits Purchased Premium and Discount: The Company paid a deposit premium in the Liberty Merger and received a deposit discount in the Partners Share Exchange, which are included in the balances of time deposits on the balance sheets. The premium amount is amortized as a reduction in interest expense over the life of the acquired time deposits and the discount is accreted as an increase in interest expense over the life of the acquired time deposits. The premium and discount on deposits will both be amortized and accreted over approximately five years.

The following table provides changes in the net deposit discount for the six months ended June 30, 2020 and the year ended December 31, 2019:

	June 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$(31)	$27
Partners acquisition	—	(38)
Amortization, net	1	(20)
Balance at the end of the period	$(30)	$(31)

The following table provides the accretion for the net deposit discount over the years indicated below:

June 30,
Dollars in Thousands	2020
2020	$(7)
2021	(14)
2022	(6)
2023	(2)
2024 and thereafter	(1)
$(30)

The net effect of the amortization of premiums and accretion of discounts associated with the Bank’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	June 30,	June 30,
	2020	2019
Six Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$1,084	$231
Time deposits (2)	(1)	13
Core deposit intangible (3)	(363)	(151)
Note Payable (4)	(3)	—
Net impact to income before taxes	$717	$93

	June 30,	June 30,
	2020	2019
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$548	$90
Time deposits (2)	(2)	6
Core deposit intangible (3)	(180)	(76)
Note Payable (4)	(1)	—
Net impact to income before taxes	$365	$20

(1)	Loan discount accretion is included in the "Interest and fees on loans" section of "Interest and Dividend Income" in the Consolidated Statement of Income.
(2)	Time deposit discount accretion is included in the "Interest on deposits" section of "Interest Expense" in the Consolidated Statement of Income.
(3)	Core deposit intangible premium amortization is included in the "Noninterest Expense" section of "Interest Expense" in the Consolidated Statement of Income.

(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statement of Income.

Note 13. Virginia Partners Bank Transaction

On November 15, 2019, the Company completed its share exchange with Partners, a Virginia chartered commercial bank. Partners stockholders received 1.7179 shares of the Company's common stock for each share of Partners common stock they owned as of the effective date of the share exchange. The aggregate consideration paid to Partners stockholders was $52.3 million. Additionally, $350 thousand was included as consideration for replacement stock option awards per the share exchange agreement and $2 thousand in cash in lieu of fractional shares. The results of Partners' operations are included in the Company's consolidated statements of income for the six months ended June 30, 2020 and for the period beginning after November 15, 2019, the date of the effectiveness of the share exchange.

The acquisition resulted in three new branches, an operations center and administrative headquarters in Fredericksburg, Virginia, along with an additional branch office in La Plata, Maryland and a loan production office in Annapolis, Maryland.

The acquisition of Partners was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated balance sheet as of June 30, 2020 and December 31, 2019.

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

In connection with the acquisition, the consideration paid and the fair value of identifiable assets acquired and liabilities assumed as of the date of acquisition are summarized in the following table:

Estimated Fair
Value as of
Dollars in Thousands	November 15, 2019
Consideration paid:
Cash	$2
Common stock issued in acquisition	52,282
Stock options issued in acquisition (replacement awards)	350
Total consideration paid	$52,634
Assets acquired:
Cash and cash equivalents	6,743
Investment securities	65,373
Investments in correspondent bank stock	3,670
Loans	357,127
Premises and equipment	3,627
Accrued interest receivable	1,155
Core deposit intangible	2,650
Deferred tax asset	1,239
Other assets	12,584
Total assets acquired	$454,168
Liabilities assumed:
Deposits	$348,552
Other liabilities	56,408
Total liabilities assumed	$404,960
Net assets acquired	$49,208
Noncontrolling interest in consolidated subsidiaries	$728
Goodwill recorded in acquisition	$4,154

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

The table below illustrates the fair value adjustments made to the amortized cost basis to present a fair value of the loans acquired:

Dollars in Thousands	At November 15, 2019
Gross principal balance	$362,916
Fair value adjustment on pools of non-credit impaired loans	(4,990)
Fair value adjustment on PCI loans	(799)
Fair value of acquired loans	$357,127

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

Direct costs related to the merger were accrued and expensed as incurred. During the six months ended June 30, 2020 the Company incurred $8 thousand in Partners merger-related expenses. During the three months ended June 30, 2020 the Company incurred no Partners merger-related expenses.

Note 14. Revenue Recognition

The Company follows ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.

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

Mortgage Banking Income

Mortgage banking income, which is included is noninterest income, consists of fees for loans originated by the Company through an application process that are sent to a mortgage broker. The loan application and underwriting processes are completed by other various financial institutions. The Company receives a pre-negotiated fee at settlement for initiating the loan origination. The Company receives the fee and recognizes the income when the loan goes to settlement.

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

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).” The amendments in ASU 2016-13, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (the “SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of ASU 2016-13.

The adoption of ASU 2016-13 could result in an increase in the allowance for credit losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

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

ASU 2017-04 eliminates the prior requirement to calculate a goodwill impairment charge using Step 2, which requires an entity to calculate any impairment charge by comparing the implied fair value of goodwill with its carrying amount. ASU 2017-04 was effective for the Company on January 1, 2020.   The guidance did not have a significant impact on the Company’s financial position, results of operations, or disclosures.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  The adoption of ASU 2018-13 did not have a material impact on the Company's consolidated financial statements.

In March 2020, (revised in April 2020) various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by a novel strain of coronavirus disease (“COVID-19”). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. As of June 30, 2020, on a consolidated basis, the Company had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million. Management expects this interagency guidance to have an impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Delmar Bancorp (“Delmar” or the “Company”) consolidated financial statements, and notes thereto, for the year ended December 31, 2019, and the other information included in this report. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any other period.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of Delmar and its management about future events. Although Delmar believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, Delmar will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which Delmar operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the pandemic caused by a novel strain of coronavirus (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in Delmar’s market area;
●	Delmar’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	Delmar’s ability to recruit and retain key employees;
●	real estate values in Delmar’s lending area;
●	an insufficient allowance for credit losses;
●	Delmar’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of Delmar’s credit processes and management of Delmar’s credit risk;
●	Delmar’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of Delmar’s borrowers to satisfy their obligations to Delmar, on the value of collateral securing loans, on the demand for Delmar’s loans or its other products and services, on incidents of cyberattack and fraud, on Delmar’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of Delmar’s business operations and on financial markets and economic growth;
●	the effect of steps Delmar takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the potential effect of the COVID-19 pandemic including on lending under the Paycheck Program Program (“PPP”) under the Small Business Administration (“SBA”)
●	performance by Delmar’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations, including the impact of the Coronavirus Aid, Relief, and Security, or “CARES,” Act and other legislative and regulatory reactions to the COVID-19 pandemic;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of Delmar.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 (this “Quarterly Report”) and related disclosures in other filings, including our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on Delmar or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and Delmar does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization (the “WHO”) declared the outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020. Over the course of the first quarter of 2020, COVID-19 developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, President Trump issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Maryland, where Delmar has its principal place of business, and Virginia and New Jersey, in which Delmar has significant operations, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. The COVID-19 pandemic continues to spread in Delmar’s areas of operation, the United States and across the globe. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in Delmar’s areas of operation and nationally. These events have affected Delmar’s operations in the first two quarters of 2020 and are expected to impact Delmar’s financial results throughout fiscal year 2020. The extent of the impact of the COVID-19 pandemic on Delmar’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on Delmar’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, we believe that the plans have been implemented successfully. The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever changing environment. The roll out of these plans previously resulted in adjustments to both Delmarva and Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protective equipment to employees and customers, and having employees work remotely whenever possible. As of June 30, 2020, both Delmarva and Partners branch operations are operating under normal lobby and drive-thru hours with no modifications or restrictions on physical access. In addition, the majority of Delmarva’s and Partners’ employees, with a few exceptions, have returned to the office on a full-time basis. Delmarva and Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with as little disruption to their customers as possible. Additionally, Delmarva and Partners continue to take necessary precautions in order to protect our staff, customers and their families as well as our community, and to limit the ongoing impact of this virus.

Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect Delmar in the future. Please refer to the “Provision and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

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

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of Delmar's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of Delmar’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting principles Delmar follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. Delmar's most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the consolidated financial statements for the six months ended June 30, 2020

Another of Delmar's critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments. Delmar accounted for the Liberty Merger and the Partners Share Exchange in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Partners Share Exchange, which totaled approximately $5.2 million and $4.2 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Partners Share Exchange, Delmar will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Partners Share Exchange. This assessment was performed at the end of 2019, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. Management considered the impact of the pandemic on goodwill and determined that a triggering event had not occurred as of June 30, 2020. See Note 13 – Virginia Partners Bank Transaction in the unaudited consolidated financial statements for the six months ended June 30, 2020 for more information related to the fair value of net assets acquired in the acquisition of Partners, including goodwill and intangible assets.

In addition to Delmar’s policies related to the valuation of goodwill, intangible assets and other acquisition accounting adjustments, ongoing accounting for acquired loans is considered a critical accounting policy.   Acquired loans are classified as either PCI loans or purchased performing loans and are recorded at fair value on the date of acquisition.  PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Periodically, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. Delmar evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

Another critical accounting policy relates to deferred tax assets and liabilities. Delmar records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such that a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

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

Results of Operations

Net income for the three months ended June 30, 2020 totaled $1.0 million compared to net income for the same period in 2019 of $1.8 million, a decrease of $711,000 or 40.6%. This decrease was mainly due to an increase in the provision for credit losses of $2.2 million or 742.3%. The increase in the provision for credit losses for the three months ended June 30, 2020 was taken in response to increasing risk within the loan portfolio due to the ongoing impact of the

COVID-19 pandemic to proactively prepare for the possibility of a prolonged recession. Net interest income for the three months ended June 30, 2020 totaled $10.9 million compared to net interest income of $7.3 million for the same period in 2019, an increase of $3.6 million or 48.9%. Basic earnings per share were $0.06 for the three months ended June 30, 2020, compared to $0.18 for the same period in 2019. Net income for the six months ended June 30, 2020 totaled $3.4 million compared to net income for the same period in 2019 of $3.2 million, an increase of $296 thousand or 9.4%. Basic earnings per share were $0.19 for the six months ended June 30, 2020, compared to $0.32 for the same period in 2019. Average loan balances significantly increased during the three months and six months ended June 30, 2020 as compared to the same periods ended June 30, 2019 due to the Partners acquisition. Average balances for the three month and six month periods ended June 30, 2020 were $1.054 billion and $1.031 billion, respectively, as compared to average balances for the three month and six month periods ended June 30, 2019 of $650.3 million and $645.5 million, respectively. The increase in loan balances was offset by Delmar earning lower yields on those loans during the three and six month periods ended June 30, 2020 as compared to the same periods in 2019. As the Federal Reserve lowered the federal funds rate Delmar has seen downward pressure on its loan yield. The average balance of interest bearing deposits increased from $444.9 million during the three months ended June 30, 2019 to $786.9 million during the three months ended June 30, 2020. This caused interest expense for the three months ended June 30, 2020 to increase $1.1 million or 59.9% compared with the same period in 2019 while cost of funds for the same periods decreased nine basis points. The average balance of interest bearing deposits increased from $442.5 million during the six months ended June 30, 2019 to $767.6 million during the six months ended June 30, 2020. Interest expense for the six months ended June 30, 2020 increased $2.6 million or 71.1% compared with the same period in 2019 while cost of funds for the same periods increased three basis points. These increases were primarily due to the inclusion of $301.7 million in Partners average total interest-bearing deposit balances and competitive pressures on rates of interest bearing deposits. Earnings and average asset and liability balances for three and six months ended June 30, 2019 were significantly impacted by the Partners Share Exchange, which closed on November 15, 2019.

Financial Condition

Consolidated assets totaled $1.496 billion at June 30, 2020, an increase of 19.5% or $243.7 million from December 31, 2019. The growth in assets during the six months ended June 30, 2020 is mainly attributable to an increase of $153.2 million in cash and cash equivalents, or 161.1%, growth in investment securities available for sale, at fair value, of $25.6 million, or 24.1%, and growth of loans of $59.3 million or 6.0%. Cash and cash equivalents balances increased due to significant deposit growth in excess of loan growth and an increase in borrowings, partially offset by the increase in the available for sale investment security portfolio. Growth in available for sale investment securities were the result of management of the portfolio in light of the Company’s liquidity needs and an increase in unrealized gains on the investment securities available for sale portfolio. The significant inflow of deposits presented the Company with the opportunity to deploy excess cash and cash equivalents primarily into liquid, cash-flowing products while expanding net interest margin and increasing earnings per share. The increase in loans was mainly due to the origination and funding of approximately $61.5 million in PPP loans, which was partially offset by a decrease in organic loan growth due to higher pay-offs and decreased loan demand due to the uncertaintly surrounding the COVID-19 pandemic. Liabilities increased due to growth in total deposits outpacing total loan growth and an increase in other borrowings, which were partially offset by a decrease in FHLB borrowings. Deposits increased $184.0 million or 18.3% during the first six months of 2020. The increase in deposits in both noninterest bearing accounts and savings and money market accounts, which grew by $115.8 million, or 44.3%, and $47.2 million, or 21.2%, respectively, and interest bearing demand, which grew $25.2 million, or 32.8%. Significant factors resulting in this change were organic growth as a result of our continued focus on total relationship banking, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of PPP loans, the proceeds of which are deposited directly into the operating account of these customers at the Company. Total borrowings as of June 30, 2020 were $161.3 million, an increase of $56.8 million, or 54.3%, from December 31, 2019. This increase was the result of an increase in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the PPP loans originated by the Company have been pledged as collateral, and the issuance of $17.4 million in subordinated debt in June 2020, which were partially offset by decreases in Federal Home Loan Bank borrowings due to maturities that were not replaced.

Delmarva's Tier 1 leverage capital ratio was 8.6% at June 30, 2020 as compared to 9.1% at December 31, 2019. At June 30, 2020, Delmarva's Tier 1 risk‑weighted capital ratio and Total risk-weighted capital ratio were 11.5% and 12.7%, respectively, as compared to Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios of 11.6% and 12.8%, respectively, at December 31, 2019. Partners’ Tier 1 leverage capital ratio was 9.8% at June 30, 2020 and 10.4% at December 31, 2019, respectively, while its Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios were 12.8% and 13.1%, respectively, at June 30, 2020 and 12.4% and 12.5%, respectively, at December 31, 2019. See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At June 30, 2020, adversely classified assets totaled $9.0 million, a decrease of $1.3 from December 31, 2019 balances of $10.3 million. This was due to a decrease in loans rated substandard at June 30, 2020 as compared to December 31, 2019. There was one larger loan that was upgraded during the first quarter of 2020, with an approximate balance of $250 thousand. Another loan with a balance of approximately $347 thousand was paid down due to the sale of the property during the first quarter of 2020. In the second quarter of 2020, there was one loan payoff of $208 thousand and another loan with a balance of $237 thousand was upgraded. There were charge downs on two loans for a total of approximately $245 thousand. Nonaccrual loans totaled $5.4 million at June 30, 2020 compared with a balance of $4.5 million at December 31, 2019. Nonaccrual loans as a percentage of total loans was 0.5% at June 30, 2020 and December 31, 2019. There were no loans past due 90 days or more and still accruing interest at June 30, 2020 compared to one loan past due 90 days or more and still accruing interest at December 31, 2019 with an aggregate balance of $5 thousand. Adversely classified assets were 6.8% of Delmar’s total capital as of June 30, 2020 compared to 7.9% at December 31, 2019. Loans classified as TDRs totaled $10.4 million at June 30, 2020 and $10.3 million at December 31, 2019, a 1.3% increase during the six months ended June 30, 2020.

Net loans charged off during the six months ended June 30, 2020 were $476 thousand, compared to $597 thousand for the six months ended June 30, 2019. The allowance for credit losses to total loans ratio was 0.9% at June 30, 2020 and 0.7% at December 31, 2019. The allowance for credit losses at June 30, 2020 does not include a reserve for approximately $61.5 million of PPP loans funded by the Company during the second quarter of 2020 because these loans are 100% guaranteed by the SBA. In addition to the allowance for credit losses, there was an unamortized discount related to the loans acquired in the Liberty Merger and the Partners Share Exchange with a balance of $5.0 million at June 30, 2020 and $6.1 million at December 31, 2019. The accretable portion of this discount, which had a balance of $3.4 million at June 30, 2020, is being amortized over the life of the remaining loans.

Stockholders’ equity at June 30, 2020 was $135.0 million, an increase of 3.1% during the first six months of 2020. This increase was mainly due to income earned during the quarter, net of dividends of $890 thousand paid to stockholders and the increase in unrealized holding gains on securities available for sale during the period.

Summary of Return on Equity and Assets

	June 30,	December 31,
	2020	2019
Yield on earning assets (annualized)	1.04%	5.06%
Return on average assets (annualized)	0.52%	0.70%
Return on average equity (annualized)	5.10%	7.24%
Average equity to average assets	10.17%	9.75%
Tier 1 risk-based capital ratio/CET1 ratio (Delmarva)	11.45%	11.57%
Tier 1 risk-based capital ratio/CET1 ratio (Partners)	12.84%	12.41%
Total risk-based capital ratio (Delmarva)	12.71%	12.75%
Total risk-based capital ratio (Partners)	13.10%	12.47%
Leverage capital ratio (Delmarva)	8.64%	9.11%
Leverage capital ratio (Partners)	9.75%	10.36%

(See Note 9 – Regulatory Capital Requirements of Delmar’s consolidated financial statements for the six months ended June 30, 2020.)

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

Delmar reported net income of $1.0 million and $1.8 million for the three months ended June 30, 2020 and 2019, respectively, and reported net income of $3.4 million and $3.2 million for the six months ended June 30, 2020 and 2019, respectively. The following discussion should be read in conjunction with Delmar’s unaudited consolidated financial statements for the period ended June 30, 2020 and the notes thereto.

The following is a summary of the results of operations by Delmar for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

			(Dollars in Thousands)
Net interest income	$10,897	$7,318	$22,007	$14,531
Provision for credit losses	2,527	300	3,175	600
Provision for income taxes	299	695	1,102	1,358
Noninterest income	2,146	840	3,697	1,598
Noninterest expense	9,062	5,412	17,850	11,021
Total income	16,084	10,060	31,984	19,799
Total expenses	14,929	8,309	28,407	16,649
Net income	1,155	1,751	3,577	3,150
Net income attributable to Delmar Bancorp	1,040	1,751	3,446	3,150
Basic earnings per share	0.058	0.175	0.194	0.315
Diluted earnings per share	0.058	0.175	0.193	0.315

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

Net interest income was $10.9 million for the three months ended June 30, 2020 compared to $7.3 million for the three months ended June 30, 2019. Net interest income was $22.0 million for the six months ended June 30, 2020 compared to $14.5 million for the six months ended June 30, 2019. This increase is the direct result of increased loan volumes, including the increase in balances as a result of the Partners Share Exchange in late 2019 which increased Delmar’s loan portfolio by $357.1 million.

In addition to the primary interest earning assets and interest bearing liabilities held at Delmarva and Partners, Delmar has additional borrowings with a balance, net of issuance costs, of $23.9 million at June 30, 2020 and $6.4 million at December 31, 2019. This increase was due to the subordinated loan agreement the Company entered into in June 2020 for an aggregate principal amount of $17.4 million. Interest expense on these borrowings, which is included in consolidated net income, was approximately $254 thousand and $224 thousand for the six months ended June 30, 2020 and 2019, respectively.

For the three months ended June 30, 2020, the consolidated net interest spread, the difference between the yield on interest earning assets and the rates paid on interest-bearing liabilities, was 3.2% compared to 3.6% for the three months ended June 30, 2019. The consolidated net interest margin (which is net interest income divided by average interest earning assets), calculated on a tax equivalent basis, was 3.5% for the three months ended June 30, 2020 and 4.1% for the three months ended June 30, 2019. Rates paid on average interest-bearing liabilities at Delmar were 1.3% and 1.5% for the three months ended June 30, 2020 and 2019, respectively. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities. Total interest income increased by $4.7 million, or 51.2%, for the three months ended June 30, 2020 while total interest expense increased by $1.1 million, or 59.9%, both as compared to the same period in 2019. For the six months ended June 30, 2020, the consolidated net interest spread was 3.2% compared to 3.7% for the six months ended June 30, 2019. The consolidated net interest margin, calculated on a tax equivalent basis, was 3.6% for the six months ended June 30, 2020 and 4.1% for the six months ended June 30, 2019. Rates paid on average interest-bearing liabilities at Delmar were 1.4% and 1.5% for the six months ended June 30, 2020 and 2019, respectively. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities as well as an increase on the average rate being paid on deposits. Total interest income increased by $10.1 million, or 55.4%, for the six months ended June 30, 2020 while total interest expense increased by $2.6 million, or 71.1%, both as compared to the same period in 2019. The most significant factors impacting net interest income during the three and six month periods ended June 30, 2020 were (1) increases in average loan balances, primarily due to the acquisition of Partners, partially offset by lower loan yields, (2) increases in average investment securities balances, primarily due to the acquisition of Parnters, partially offset by lower investment securities yields, (3) increases in average interest-bearing deposit balances and rates paid, in each case primarily due to the acquisition of Partners, and (4) increases in average borrowings balances, partially offset by lower rates paid on borrowings, in each case primarily due to the acquisition of Partners.

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

	Three Months Ended			Three Months Ended
	June 30, 2020			June 30, 2019
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$102,245	$16	0.06%	$26,389	$65	0.99%
Interest Bearing Deposits From Banks	37,008	17	0.18%	5,470	26	1.91%
Taxable Securities (1)	85,897	523	2.44%	33,693	211	2.51%
Tax-exempt Securities (2)	35,839	321	3.59%	21,565	201	3.74%
Total Investment Securities (1) (2)	121,736	844	2.78%	55,258	412	2.99%
Federal Funds Sold	40,324	15	0.15%	2,026	8	1.58%
Loans: (3)
Commercial and Industrial (4)	174,102	1,732	3.99%	63,949	883	5.54%
Real Estate (4)	855,864	11,127	5.21%	565,579	7,476	5.30%
Consumer (4)	4,519	63	5.59%	1,145	16	5.60%
Keyline Equity (4)	16,257	150	3.70%	18,318	259	5.67%
Visa Credit Card	220	4	7.29%	270	5	7.43%
State and Political	556	9	6.49%	684	11	6.45%
Keyline Credit	178	8	18.03%	216	9	16.71%
Other Loans	2,701	3	0.45%	103	2	7.79%
Total Loans (2)	1,054,397	13,096	4.98%	650,264	8,661	5.34%
Allowance For Credit Losses	8,004			7,036
Unamoritized Discounts on Acquired Loans	5,315			1,014
Total Loans, Net	1,041,078			642,214
Other Assets	66,844			37,703
Total Assets/Interest Income	$1,409,235	$13,988		$769,060	$9,172

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$341,904	$—	—%	$188,407	$—	—%
Interest Bearing Demand	96,011	102	0.43%	52,394	50	0.38%
Money Market Accounts	155,394	219	0.57%	54,157	39	0.29%
Savings Accounts	97,109	46	0.19%	64,922	24	0.15%
All Time Deposits	438,419	2,089	1.91%	273,404	1,373	2.01%
Total Interest Bearing Deposits	786,933	2,456	1.25%	444,877	1,486	1.34%
Total Deposits	1,128,837	—		633,284	—
Funds Purchased	124,802	435	1.40%	49,266	298	2.43%
Borrowings	8,341	134	6.44%	6,500	112	6.91%
Lease Liability	2,319	16	2.77%	682	6	3.53%
Other Liabilities	8,171	—		4,578	—
Stockholder's Equity	136,765	—		74,750	—
Total Liabilities & Equity/Interest Expense	$1,409,235	$3,041		$769,060	$1,902

Earning Assets/Interest Income (2)	$1,253,465	$13,988	4.48%	$713,018	$9,172	5.16%
Interest Bearing Liabilities/Interest Expense	$922,395	$3,041	1.32%	$501,325	$1,902	1.52%
Net interest income (5)		$10,947			$7,270

Earning Assets/Interest Expense			0.97%			1.07%
Net Interest Spread (2)			3.15%			3.64%
Net Interest Margin (2)			3.50%			4.09%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory federal and state income tax rate of 26.5%. Taxable equivalent adjustment of $86 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the period ended June 30, 2020 and $53 thousand and $3 thousand respectively, for the period ended June 30, 2019.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $38 thousand and $104 thousand for the periods ended June 30, 2020 and 2019 respectively.

	Six Months Ended			Six Months Ended
	June 30, 2020			June 30, 2019
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$67,827	$73	0.22%	$25,164	$139	1.11%
Interest Bearing Deposits From Banks	30,818	95	0.62%	4,733	45	1.92%
Taxable Securities (1)	82,851	1,054	2.55%	33,981	475	2.82%
Tax‑exempt Securities (2)	34,972	628	3.60%	21,409	396	3.73%
Total Investment Securities (1) (2)	117,823	1,682	2.86%	55,390	871	3.17%
Federal Funds Sold	34,527	112	0.65%	1,649	23	2.81%
Loans: (3)
Commercial and Industrial (4)	151,136	3,470	4.60%	63,376	1,753	5.58%
Real Estate (4)	855,826	22,325	5.23%	561,719	14,730	5.29%
Consumer (4)	4,529	139	6.16%	1,187	33	5.61%
Keyline Equity (4)	16,390	341	4.17%	17,879	503	5.67%
Visa Credit Card	233	8	6.89%	274	10	7.36%
State and Political	570	19	6.68%	702	22	6.32%
Keyline Credit	197	17	17.31%	222	19	17.26%
Other Loans	2,254	5	0.44%	105	3	5.76%
Total Loans (2)	1,031,135	26,324	5.12%	645,464	17,073	5.33%
Allowance For Credit Losses	7,754			7,100
Unamoritized Discounts on Acquired Loans	5,605			1,143
Total Loans, Net	1,017,776			637,221
Other Assets	64,444			38,233
Total Assets/Interest Income	$1,333,215	$28,286		$762,390	$18,151

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$301,890	$—	—%	$184,099	$—	—%
Interest Bearing Demand	86,882	175	0.40%	53,632	105	0.39%
Money Market Accounts	147,261	429	0.58%	56,677	82	0.29%
Savings Accounts	93,669	97	0.21%	64,549	48	0.15%
All Time Deposits	439,828	4,342	1.98%	267,615	2,597	1.96%
Total Interest Bearing Deposits	767,640	5,043	1.32%	442,473	2,832	1.29%
Total Deposits	1,069,530	—		626,572	—
Borrowings	109,723	951	1.74%	50,238	605	2.43%
Notes Payable	7,756	254	6.57%	6,500	224	6.95%
Lease Liability	2,331	32	2.75%	687	9	2.64%
Other Liabilities	8,299	—		4,577	—
Stockholder's Equity	135,576	—		73,816	—
Total Liabilities & Equity/Interest Expense	$1,333,215	$6,280		$762,390	$3,670

Earning Assets/Interest Income (2)	$1,214,303	$28,286	4.67%	$707,236	$18,151	5.18%
Interest Bearing Liabilities/Interest Expense	$887,450	$6,280	1.42%	$499,898	$3,670	1.48%
Net interest income (5)		$22,006			$14,481

Earning Assets/Interest Expense			1.04%			1.05%
Net Interest Spread (2)			3.25%			3.70%
Net Interest Margin (2)			3.63%			4.13%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5%. Taxable equivalent adjustment of $165 thousand and $5 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the six months ended June 30, 2020 and $105 thousand and $6 thousand respectively, for the six months ended June 30, 2019.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $171 thousand and $161 thousand for the six month periods ended June 30, 2020 and 2019, respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from Delmar’s interest-earning assets and interest incurred on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended June 30, 2020 Versus June 30, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$5,383	$(948)	$4,435
Investment securities
Taxable	327	(15)	312
Exempt from Federal income tax	133	(13)	120
Federal funds sold	151	(144)	7
Other interest income	307	(365)	(58)
Total interest income	6,301	(1,485)	4,816
Interest Bearing Liabilities
Interest bearing deposits	1,143	(173)	970
Notes payable and leases	57	(25)	32
Funds purchased	457	(320)	137
Total Interest Expense	1,657	(518)	1,139
Net Interest Income	$4,644	$(967)	$3,677

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Six Months Ended June 30, 2020 Versus June 30, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$10,201	$(950)	$9,251
Investment securities
Taxable	683	(104)	579
Exempt from Federal income tax	251	(19)	232
Federal funds sold	459	(370)	89
Other interest income	423	(439)	(16)
Total interest income	12,017	(1,882)	10,135
Interest Bearing Liabilities
Interest bearing deposits	2,081	130	2,211
Notes payable and leases	94	(41)	53
Funds purchased	716	(370)	346
Total Interest Expense	2,891	(281)	2,610
Net Interest Income	$9,126	$(1,601)	$7,525

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield

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

At June 30, 2020 and December 31, 2019, Delmar was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year was 19.0% and 14.0% as of June 30, 2020 and December 31, 2019, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame.

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

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for credit losses. When the estimated allowance is determined, it is presented to Delmar’s Board of Directors for review and approval on a quarterly basis.

At June 30, 2020 and December 31, 2019, Delmar’s allowance for credit losses amounted to approximately $10.0 million and $7.3 million, or 0.9% and 0.7% of outstanding loans, respectively. Delmar’s provision for loan losses was $2.5 million for the three months ended June 30, 2020, compared to $300 thousand for the three months ended June 30, 2019. Delmar’s provision for credit losses was $3.2 million for the six months ended June 30, 2020, compared to $600 thousand for the six months ended June 30, 2019. This increase in the provision for the three and six month periods ended June 30, 2020 compared with the same periods in 2019 was primarily related to the COVID-19 pandemic and qualitative adjustment factors made to the allowance for credit losses related to rising unemployment and economic uncertainty in the Company’s markets; however, it was also partially due to the inclusion of Partners. The provision for credit losses during the three and six months ended June 30, 2020, as well as the allowance for credit losses as of June 30, 2020, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, including economic trends and their potential effect on asset quality. As of June 30, 2020, the Company’s delinquencies and nonperforming assets have not been materially impacted by the COVID-19 pandemic.

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

The following table illustrates Delmar’s past due and nonaccrual loans at June 30, 2020 and December 31, 2019:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At June 30, 2020 and December 31, 2019

	30 - 89 Days	Greater than 90 Days	Total
June 30, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$4	$176	$180	$176
Residential real estate	607	382	989	1,461
Nonresidential	945	1,339	2,284	2,483
Home equity loans	55	—	55	55
Commercial	135	1,506	1,641	1,228
Consumer and other loans	1	—	1	—
TOTAL	$1,747	$3,403	$5,150	$5,403

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2019	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$177	$601	$177
Residential real estate	1,973	702	2,675	1,620
Nonresidential	779	1,823	2,602	2,608
Home equity loans	—	—	—	5
Commercial	1,438	94	1,532	131
Consumer and other loans	20	—	20	—
TOTAL	$4,634	$2,796	$7,430	$4,541

Nonaccrual loans increased $862 thousand over the six months ended June 30, 2020 to $5.4 million. At December 31, 2019 Partners had $155 thousand of loans classified as nonaccrual. During the first six months of 2020 Partners moved an additional $552 thousand of loans to nonaccrual status. Delmarva had one loan relationship with a balance of $1.0 million that was classified as nonaccrual during the first six months of 2020. The increase in loans classified as nonaccruals due to this relationship was offset by paydowns on other loans classified as nonaccrual at Delmarva. Management believes these relationships were adequately reserved at June 30, 2020 and December 31, 2019. TDRs must have six months of continuous contractual payments to return to accrual status. TDRs not past due or classified as nonaccrual at June 30, 2020 and December 31, 2019 amounted to $8.0 million and $8.4 million, respectively. Total TDRs increased $129 thousand from December 31, 2019 to June 30, 2020. This increase is attributable to the loan relationship at Delmarva mentioned above, which was also classified as a TDR during the first quarter of 2020, offset by paydowns of loan balances on other loans considered TDRs.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at June 30, 2020 and December 31, 2019 were $7.9 million and $7.0 million, respectively. Delmar’s ratio of nonperforming assets to total assets was 0.53% at June 30, 2020 and 0.56% at December 31, 2019. This decrease is mainly due to asset growth outpacing the increase in nonaccruals over the six months ended June 30, 2020.

It is likely that the COVID-19 pandemic and the economic disruption related to it will negatively impact Delmar’s financial position and operating results for the balance of 2020. Although it is too early to determine what the ultimate impact will be on Delmar, we believe we may experience deterioration in asset quality, increased levels of charge-offs, and an increased level of provision for credit losses.

The following tables provide additional information on Delmar’s nonperforming assets at June 30, 2020 and December 31, 2019.

Nonperforming Assets

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$5,403	$4,541
Loans past due 90 days or more and accruing	—	5
Total nonperforming loans (NPLs)	$5,403	$4,546
Other real estate owned (OREO)	2,546	2,417
Total nonperforming assets (NPAs)	$7,949	$6,963
Performing TDR's and TDR's 30-89 days past due	$8,231	$8,427
NPLs/Total Assets	0.36%	0.36%
NPAs/Total Assets	0.53%	0.56%
NPAs and TDRs/Total Assets	1.08%	1.23%
Allowance for credit losses/NPLs	185.14%	160.67%

Nonperforming Loans by Type

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$176	$177
Residential real estate	1,461	1,620
Nonresidential	2,483	2,608
Home equity loans	55	5
Commercial	1,228	131
Consumer and other loans	—	5
Total	$5,403	$4,546

The following table provides data related to loan balances and the allowance for credit losses for the six months ended June 30, 2020 and the year ended December 31, 2019.

Allowance for Credit Losses Data

(Dollars in Thousands)

At June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
Average loans outstanding	$1,031,135	$685,985
Total loans outstanding	1,053,278	993,988
Total nonaccrual loans	5,403	4,541
Net loans charged off	476	1,201
Provision for credit losses	3,175	1,441
Allowance for credit losses	10,003	7,304
Allowance as a percentage of total loans outstanding	0.9%	0.7%
Net loans charged off to average loans outstanding	0.0%	0.2%
Nonaccrual loans as a percentage of total loans outstanding	0.5%	0.5%

The following table represents the activity of the allowance for credit losses for the three and six months ended June 30, 2020 and 2019 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	June 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$718	$1,419	$4,343	$169	$885	$19	$266	$7,819
Charge-offs	—	—	(86)	(13)	(262)	(6)	—	(367)
Recoveries	—	4	—	—	12	8	—	24
Provision	181	470	1,230	29	795	(1)	(177)	2,527
Ending Balance	$899	$1,893	$5,487	$185	$1,430	$20	$89	$10,003
Six Months Ended
Beginning Balance	602	1,380	4,074	142	826	14	266	7,304
Charge-offs	—	(25)	(126)	(13)	(328)	(47)	—	(539)
Recoveries	1	8	4	10	19	21	—	63
Provision	296	530	1,535	46	913	32	(177)	3,175
Ending Balance	899	1,893	5,487	185	1,430	20	89	10,003

	June 30, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential					Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential		Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$598	$1,509		$3,696	$147	$655	$11	$447	$7,063
Charge-offs	—	(193)		(220)	—	(10)	(33)	—	(456)
Recoveries	3	140		6	—	2	8	—	159
Provision	(26)	(253)		302	(3)	(23)	24	279	300
Ending Balance	$575	$1,203	S	3,784	$144	$624	$10	$726	$7,066
Six Months Ended
Beginning Balance	647	1,521		3,629	122	641	13	490	7,063
Charge-offs	(11)	(194)		(410)	(4)	(108)	(70)	—	(797)
Recoveries	4	141		10	—	23	22	—	200
Provision	(65)	(265)		555	26	68	45	236	600
Ending Balance	575	1,203		3,784	144	624	10	726	7,066

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

	June 30,			December 31,
	2020			2019
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$81,641	$899	8%	$84,751	$602	9%
Residential real estate	198,143	1,893	19%	209,286	1,380	21%
Nonresidential	561,031	5,487	53%	544,550	4,073	55%
Home equity loans	34,651	185	3%	37,715	142	4%
Commercial	172,143	1,430	16%	111,997	826	11%
Consumer and other loans	5,669	20	1%	5,689	14	1%
Unallocated	—	89	—%		267	—%
	$1,053,278	$10,003	100%	$993,988	$7,304	100%

On March 22, 2020 (revised April 7, 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”). The March 22 Joint Guidance encouraged banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assured those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

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

In an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. As of June 30, 2020, on a consolidated basis, the Company had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, all of which are still accruing interest, which represents approximately 28.8% of total loans outstanding.

The following table presents a summary of the loan payment deferrals, full payment and interest only payment deferrals, as a of percentage of the number of loans outstanding and loan balances outstanding, granted by the Company as of June 30, 2020 related to the COVID-19 pandemic:

As of June 30, 2020
Loan Payment Deferrals - COVID 19 pandemic

Number of loans for full payment deferral completed	515	Number of Loans Outstanding (%)	11.79%

Number of loans for interest only payment deferral completed	33	Number of Loans Outstanding (%)	0.76%

Number of loans for loan payment deferral completed	548	Number of Loans Outstanding (%)	12.55%

Loan balances for full payment deferral completed (dollars in thousands)	$267,176	Loan Balances Outstanding (%)	26.83%

Loan balances for interest only payment deferral completed (dollars in thousands)	$19,455	Loan Balances Outstanding (%)	1.95%

Loan balances for loan payment deferral completed (dollars in thousands)	$286,631	Loan Balances Outstanding (%)	28.78%

The following table presents a summary of the loan payment deferrals by loan portfolio segmentation, full payment and interest only payment deferral, as of percentage of total loan balances outstanding and total loan portfolio segmentation balances outstanding, granted by the Company as of June 30, 2020 related to the COVID-19 pandemic:

As of June 30, 2020
				Loan balances for loan
			Loan balances for loan	payment deferral completed
	Loan balances for loan		payment deferral completed	as a percentage of total loan
	payment deferral completed	Number of loans for loan	as a percentage of total loan	portfolio segmentation
Loan portfolio segmentation:	(dollars in thousands)	payment deferral completed	balances outstanding (%)	balances outstanding (%)
Commercial and Industrial (full payment deferral)	$19,472	126	1.96%	15.93%
Commercial and Industrial (interest only payment deferral)	2,442	10	0.25	2.00
Non-Owner Occupied Commercial Real Estate (full payment deferral)	105,179	87	10.56	41.44
Non-Owner Occupied Commercial Real Estate (interest only payment deferral)	5,825	6	0.58	2.30
Owner Occupied Commercial Real Estate (full payment deferral)	89,170	124	8.95	35.64
Owner Occupied Commercial Real Estate (interest only payment deferral)	2,675	4	0.27	1.07
Owner Occupied 1-4 Family (full payment deferral)	9,838	34	0.99	14.30
Non-Owner Occupied 1-4 Family (full payment deferral)	28,662	98	2.88	21.99
Non-Owner Occupied 1-4 Family (interest only payment deferral)	8,165	9	0.82	6.26
Consumer Loans (full payment deferral)	158	7	0.02	3.50
Consumer Loans (interest only payment deferral)	33	1	—	0.73
Agriculture Loans (full payment deferral)	3,306	6	0.33	11.97
Agriculture Loans (interest only payment deferral)	—	—	—	—
Residential Construction (interest only payment deferral)	831	4	0.08	2.08
Commercial Construction (interest only payment deferral)	8,425	13	0.85	18.82
Home Equity Installment Loans (interest only payment deferral)	2,126	16	0.21	39.84
Home Equity Line of Credit (interest only payment deferral)	324	3	0.03	0.91
Totals	$286,631	548	28.78%

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers. The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

As of June 30, 2020
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)
Hospitality (Hotels)	$77,864	40	7.76%
Amusement Services	4,428	11	0.44
Restaurants	47,472	91	4.73
Retail Commercial Real Estate	36,561	42	3.65
Movie Theatres	2,450	2	0.24
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	246	9	0.02
Manufacturing/Distribution	3,701	17	0.37
Totals	$172,722	212	17.21%

The tables below identify these higher risk industries, the Company’s exposure to them and the balance of the loans within these higher risk industries which have requested and the Company has granted loan payment deferrals for.

As of June 30, 2020
			Loan balances for loan
			payment deferral completed
	Loan balances for loan		as a percentage of total loan
	payment deferral completed	Number of loans for loan	portfolio segmentation
Higher Risk Industries	(dollars in thousands)	payment deferral completed	balances outstanding (%)
Hospitality (Hotels)	$62,390	25	80.13%
Amusement Services	4,145	5	93.61
Restaurants	30,924	45	65.14
Retail Commercial Real Estate	18,331	13	50.14
Movie Theatres	2,450	2	100.00
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	173	8	70.33
Manufacturing/Distribution	—	—	—
Totals	$118,413	98	68.56%

Noninterest Income and Expense

Noninterest Income. Delmar’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income, mortgage banking income at Delmarva, mortgage banking income related to Partners’ majority owned subsidiary JMC, and earnings on bank owned life insurance policies.

Noninterest income during the three and six months ended June 30, 2020 increased $1.3 million and $2.1 million, or 155.5% and 131.4%, respectively, over the same periods in 2019. This increase was primarily attributable to the Partners Share Exchange, which contributed $1.3 million and $2.0 million, respectively, to Delmar’s noninterest income during the three and six months ended June 30, 2020. Service charges on deposit accounts decreased $136 thousand and $134 thousand, or 48.9% and 23.8%, respectively, for the three and six months ended June 30, 2020 as compared to the same time periods in 2019. These decreases were due primarily to a decrease in overdraft and nonsufficient fund balance fees, which is a result of the increase in deposit balances. Gains on sale of investment securities increased by $488 thousand and $616 thousand, respectively, during the three and six month periods ended June 30, 2020 as compared to the same periods of 2019. During the three and six month periods ended June 30, 2020, Delmar recorded a gain of $381 thousand on the sale of $17.5 million in mortgage-backed investment securities that was not present during the same periods ended June 30, 2019. The sale of the investment securities allowed Delmar to take advantage of temporarily inflated prices in agency pass-through securities, harvest a one-time gain that is not exhauseted over the life of the investment securities sold, and reduce premium risk as prepayment speeds on these investment securities were projected to pick up. Delmar reinvested the sales proceeds and deployed excess cash through the purchase of $38.7 million in mortgage-backed investment securities. The remaining increases were due primarily to gains on investment securities that were called as well as equity investment gains recorded in income during the first two quarters of 2020 due to market factors that were not present during the first six months of 2019. In addition, mortgage banking income increased by $820 thousand and $1.3 million, or 100%, for the three and six months ended June 30, 2020 compared with the same periods in 2019. This new income stream is due to the acquisition of Partners late in 2019.

Noninterest expense during the three and six months ended June 30, 2020 and 2019 increased $3.6 million and $6.8 million, or 67.4% and 62.0%, respectively, compared with the same periods in 2019. The significant increase is due to the Partners Share Exchange which contributed $3.5 million and $6.8 million towards Delmar’s noninterest expense total for the three months and six months ended June 30, 2020, respectively. Salaries and employee benefits increased by $2.0 million and $3.9 million, or 70.2% and 69.3%, respectively, for the three and six months ended June 30, 2020 compared to the same periods in 2019. These increases were primarily due to the inclusion of $1.9 million and $3.7 million in Partners salaries and employee benefits and increases due to staffing related changes, merit increases and benefit costs for the three and six month periods ended June 30, 2020 compared to the same periods in 2019. Premises and equipment expense during the three and six months ended June 30, 2020 increased by $237 thousand and $423 thousand, or 26.4% and 23.1%, respectively, compared to the same periods in 2019. These increases were primarily due to the inclusion of $249 thousand and $498 thousand in Partners premises and equipment during the three and six months ended June 30, 2020, respectively, and were partially offset by decreases in repairs and maintenance costs and the expiration of legacy Liberty maintenance and software contracts. Other expenses increased by $1.3 million and $2.3 million, or 81.7% and 67.0%, respectively, during the three and six months ended June 30, 2020 compared with the same periods in 2019. These increases were primarily due to the inclusion of $1.2 million and $2.3 million in Partners other expenses during the three and six months ended June 30, 2020, respectively, along with increases in legal, accounting, listing, and directors fees. These increases were offset by decreases related to FDIC insurance assessments, professional services, loan and foreclosure expenses and merger costs.

Income Taxes

During the three month period ended June 30, 2020, Delmar recorded $299 thousand in the provision for income taxes, compared to $695 thousand for the same period in 2019. During the six month period ended June 30, 2020, Delmar recorded $1.1 million in the provision for income taxes, compared to $1.4 million for the same period in 2019. The provision for income taxes approximated 22.3% and 28.4% of income for the three month period ended June 30, 2020 and 2019, respectively. The provision for income taxes approximated 24.2% and 30.1% of income before taxes for the six months ended June 30, 2020 and 2019, respectively. This decrease is caused by lower merger expenses, which are typically non-deductible, during the first quarter of 2020 as compared to the same period in 2019 as well as the large increase in the provision for credit losses in the second quarter of 2020 which lowered income before taxes.

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of Delmar’s goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $1.031 billion and $686.0 million during the six months ended June 30, 2020 and the year ended December 31, 2019, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of June 30, 2020 and December 31, 2019

	June 30,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$81,641	$84,751
Residential real estate	198,143	209,286
Nonresidential	561,031	544,549
Home equity loans	34,651	37,715
Commercial	172,143	111,997
Consumer and other loans	5,669	5,690
	$1,053,278	$993,988
Less: Allowance for credit losses	(10,003)	(7,304)
	$1,043,275	$986,684

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of Delmar’s loan portfolio at June 30, 2020 and December 31, 2019. The amounts shown do not include unamortized discount balances.

Loan Maturities and Interest Rate Sensitivity

At June 30, 2020 and December 31, 2019

(Dollars in thousands)

		Between
	One Year	One and	After
June 30, 2020	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$37,756	$37,772	$6,315	$81,843
Residential real estate	44,501	100,630	53,349	198,480
Nonresidential	125,789	351,397	86,837	564,023
Home equity loans	19,590	2,919	12,291	34,800
Commercial	39,332	105,790	28,266	173,388
Consumer and other loans	2,584	2,499	638	5,721
Total loans receivable	$269,552	$601,007	$187,696	$1,058,255
Fixed-rate loans	$195,200	$537,891	$104,308	$837,399
Floating-rate loans	74,352	63,116	83,388	220,856
	$269,552	$601,007	$187,696	$1,058,255

		Between
	One Year	One and	After
December 31, 2019	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$34,653	$34,022	$16,595	$85,270
Residential real estate	45,749	76,964	86,965	209,678
Nonresidential	113,838	267,523	166,628	547,989
Home equity loans	18,165	1,769	17,978	37,912
Commercial	40,681	26,254	46,578	113,513
Consumer and other loans	903	1,462	3,395	5,760
Total loans receivable	$253,989	$407,994	$338,139	$1,000,122
Fixed-rate loans	$143,007	$354,251	$209,296	$706,554
Floating-rate loans	110,982	53,743	128,843	293,568
	$253,989	$407,994	$338,139	$1,000,122

At June 30, 2020, other real estate secured loans included $250.6 million of owner-occupied non-farm, non-residential loans, and $256.5 million of other non-farm, non-residential loans, which is 28.50% and 29.2% of real estate mortgage loans, respectively. The real estate mortgage category also included $43.9 million of construction and land development loans and $27.6 million of multi-family residential loans at June 30, 2020. These balances represent an increase at June 30, 2020 of $12.5 million and $5.3 million, or 5.0% and 2.1%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively, during the six months ended June 30, 2020. Construction and land development loans decreased during the six months ended June 30, 2020 by $4.1 million, or 9.2%, while multi-family residential increased approximately $527 thousand, or 1.9% from $27.1 million at the end of 2019. Commercial real estate loans, not including owner-occupied real estate loans, were 221.7% of risk-based capital at June 30, 2020, as compared to 288.5% at December 31, 2019. Construction and land development loans were 62.2% of risk-based capital at June 30, 2020, as compared to 67.3% at December 31, 2019.

At June 30, 2020, real estate mortgage loans included home equity loans of $34.7 million and residential real estate loans of $198.1 million, compared to $37.7 million and $209.3 million at December 31, 2019, respectively. Home equity revolving loans decreased approximately $3.1 million or 8.8% during the first half of 2020, while residential real estate loans decreased $14.8 million or 7.5%. At June 30, 2020, commercial loans included $172.1 million of commercial and industrial loans, compared to $112.0 million at December 31, 2019, an increase of approximately $60.5 million or 35.2%. Increases in all categories of loans primarily reflects organic growth.

Beginning in March 2020, both Delmarva and Partners began assisting their customers in obtaining PPP loans in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA’s loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. Partners, an approved SBA lender, directly originated and funded PPP loans for its customers totaling approximately $61.1 million. In addition, Partners has funded these PPP loans through its participation in the Federal Reserve Bank’s PPP Liquidity Facility.

Investment Securities. The investment securities portfolio is a significant component of Delmar’s total interest earning assets. Total investment securities averaged $117.8 million during the six months ended June 30, 2020, which represents 9.7% of average interest earning assets for the period. Total investment securities averaged $61.0 million during the year ended December 31, 2019, which represents 7.9% of average interest earning assets for the year ended December 31, 2019. The increase in average investment securities during the six months ended June 30, 2020 as compared to the year ended December 31, 2019 was due to additional investment securities obtained as a result of the strategic management of Delmar’s liquidity position as well as an increase in the unrealized gains on the investment securities portfolio.

Delmar classifies all its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At June 30, 2020, available for sale investment securities totaled $129.9 million, an increase of $25.6 million over the December 31, 2019 balance of $104.3 million. Delmar attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as Delmar focuses on growing its loan portfolio. Delmar primarily invests in securities of U.S. Government agencies, municipals, mortgage-backed securities, and corporate obligations. At June 30, 2020 and December 31, 2019 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by Delmar had a book or fair value exceeding 10% of Delmar’s stockholders’ equity.

The following table summarizes the amortized cost and fair value of securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of June 30, 2020 and December 31, 2019

	June 30, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$4,254	3.3%	$132	$—	$4,386
Obligations of States and political subdivisions	36,832	29.0%	1,620	—	38,452
Mortgage-backed securities	83,063	65.4%	1,151	155	84,059
Subordinated debt investments	2,987	2.3%	67	31	3,023
	$127,136	100.0%	$2,970	$186	$129,920

	December 31, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	9.9%	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	32.8%	716	43	34,558
Mortgage-backed securities	56,275	54.5%	236	90	56,421
Subordinated debt investments	2,988	2.9%	42	—	3,030
	$103,334	100.0%	$1,156	$169	$104,321

In addition, Delmar holds stock in various correspondent banks. The balance of these securities was $4.4 million at June 30, 2020 and $5.3 million at December 31, 2019, a decrease of $891 thousand for the six months ended June 30, 2020.

Due to the rapid decline and ongoing volatility in the securities markets, as well as the rapid interest rate cuts, during the first half of 2020, the net unrealized gains in Delmar’s investment securities portfolio increased by approximately $1.8 million, or 181.9%, to $2.8 million at June 30, 2020.

Subsequent interest rate fluctuations could have an adverse effect on our investment portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Deposits

Deposits. Average total deposits increased $384.8 million, or 56.2%, during the six months ended June 30, 2020. Total deposits at June 30, 2020 were $1.191 billion, an increase of $184.0 million or 18.3% over December 31, 2019 balances. At June 30, 2020, noninterest bearing demand deposits balances were $377.4 million, an increase of $115.8 million, or 44.3% from the end of 2019.

The following table sets forth the deposits of Delmar by category for the period indicated:

Deposits by Category

As of June 30, 2020 and December 31, 2019

(Dollars in Thousands)

	June 30,	Percentage	December 31,	Percentage
	2020	of Deposits	2019	of Deposits
Noninterest bearing deposits	$377,448	31.70%	$261,631	25.99%
Interest bearing deposits:
Money market, NOW, and savings accounts	372,365	31.27%	299,922	29.79%
Certificates of deposit, $100 thousand or more	287,344	24.13%	274,387	27.25%
Other certificates of deposit	153,575	12.90%	170,841	16.97%
Total interest bearing deposits	813,284	68.30%	745,150	74.01%
Total	$1,190,732	100.00%	$1,006,781	100.00%

Delmar’s loan-to-deposit ratio decreased over the six months ended June 30, 2020 to 88.5% from 98.7% at December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source for Delmar’s loan portfolio and other interest earning assets. Delmar’s core deposits increased to $844.1 million at June 30, 2020. Management anticipates that a stable base of deposits will be Delmar’s primary source of funding to meet both its short-term and long-term liquidity needs in the future. Delmar held $49.0 million in brokered deposits at June 30, 2020, compared to $60.2 million at December 31, 2019.

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

June 30,
2020
Three months or less	$55,190
Over three months through six months	50,827
Over six months through twelve months	90,176
Over twelve months	244,726
Total	$440,919

The following table provides a summary of Delmar’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

June 30,
2020
Three months or less	$32,447
Over three months through six months	25,925
Over six months through twelve months	55,216
Over twelve months	173,756
Total	$287,344

Borrowed Funds

Borrowed funds mainly consist of advances from the FHLB, subordinated debt, and borrowings from the FRB Discount Window under the PPP Liquidity Facility at June 30, 2020. At December 31, 2019 borrowed funds mainly consisted of advances from the FHLB and subordinated debt. At June 30, 2020, long-term advances from the FHLB totaled $53.3 million compared to $48.8 million at December 31, 2019. At June 30, 2020, Delmar had short-term advances from the FHLB of $21.2 million compared to $48.0 million at December 31, 2019. Delmar is required to hold a certain level of FHLB stock in relation to outstanding advance balances. During the second quarter of 2020 the Company was issued over $60 million in borrowings from the FRB Discount Window under the PPP Liquidity Facility in which the loans under the PPP of the SBA originated by the Company have been pledged as collateral. Additionally, during June 2020 the Company acquired an additional $17.8 million in subordinated debt.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At June 30, 2020 and December 31, 2019

(Dollars in Thousands)

June 30,		December 31,
2020		2019
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$43,148	1.20%	$9,299	2.04%

Average short term borrowings and average total borrowings increased by $33.8 million, or 364.0%, and $53.8 million, or 96.1%, respectively, and rates paid decreased by 0.84% and 0.68%, respectively, for the six months ended June 30, 2020, primarily due to the inclusion of Partners average short term borrowings and Partners average total borrowings.

Delmar also has three subordinated notes, having an aggregate principal amount outstanding of $24.3 million. Partners’ majority owned subsidiary, JMC, has a warehouseline of credit with another financial institution in the amount of $3.0 million. (See Note 4 – Credit Facilities of the unaudited consolidated financial statements for the period ended June 30, 2020 for additional information on these subordinated notes and JMC’s warehouse line of credit.).

Capital

At June 30, 2020 stockholders’ equity was $135.0 million, an increase of $4.1 million, or 3.1% from the end of the prior year. This increase during the first six months of 2020 was due to retained income earned during the period, net of dividends paid during the period, in addition to an increase of $1.3 million in the accumulated other comprehensive income, net of deferred tax expense, on securities available for sale.

The Federal Reserve and other bank regulatory agencies financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital amounts and ratios as of June 30, 2020 and December 31, 2019 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2020 and December 31, 2019 based on the provisions of the Basel III Capital Rules and the minimum required capital levels. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules. (See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.)

Capital Components

Capital Components

At June 30, 2020 and December 31, 2019

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	81,584	12.7%	67,414	10.5%	64,204	10.0%
Virginia Partners Bank	49,675	13.1%	39,806	10.5%	37,911	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,544	11.5%	54,574	8.5%	51,363	8.0%
Virginia Partners Bank	48,659	12.8%	32,224	8.5%	30,329	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,544	11.5%	44,943	7.0%	41,733	6.5%
Virginia Partners Bank	48,659	12.8%	26,538	7.0%	26,642	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	73,544	8.6%	34,036	4.0%	42,545	5.0%
Virginia Partners Bank	48,659	9.7%	19,969	4.0%	24,961	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Liquidity Management

Liquidity management involves monitoring Delmar’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in Delmar’s market area. Delmar’s Federal Funds Sold position averaged $34.5 million during the period ended June 30, 2020 and totaled $36.5 million at June 30, 2020, as compared to an average of $9.3 million during the year ended December 31, 2019 and a year-end position of $31.2 million at December 31, 2019. Delmar has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At June 30, 2020, advances available totaled approximately $315.4 million of which $74.5 million had been drawn, or used for letters of credit. At December 31, 2019, advances available totaled approximately $308.6 million of which $96.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of Delmar and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

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

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in Delmar’s 2019 Annual Report on Form 10-K and the supplement related thereto contained under the same caption in the Delmar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 filed with the SEC on May 15, 2020.

The CARES Act

On March 27, 2020, the CARES Act was passed by Congress and signed into law by the President of the United States. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like Delmar, Delmarva and Partners. These programs have been  implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over Delmar, Delmarva and Partners. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.

Set forth below is a brief overview of select provisions of the CARES Act and  other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of Delmar and its subsidiaries, including both Delmarva and Partners. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Future legislation and/or amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to Delmar and its subsidiaries could have a material effect on DelmarSuch legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. Delmar continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

Paycheck Protection Program. A principal provision of the CARES Act amended the SBA’s loan program, which Partners participates in, to create a guaranteed, unsecured loan program, the PPP, to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19.  On June 5, 2020, the President signed the Paycheck Protection Program Flexibility Act (“PPFA”) into law, which among other things, gave borrowers additional time and flexibility to use PPP loan proceeds. Shortly thereafter, and due to the evolving impact of the COVID-19 pandemic, the President signed additional legislation authorizing the SBA to resume accepting PPP applications on July 6, 2020 and extending the PPP application deadline to August 8, 2020. As a participating lender in the PPP, Partners continues to monitor legislative, regulatory, and supervisory developments related thereto.

Troubled Debt Restructuring and Loan Modifications for Affected Borrowers. The CARES Act permits banks to suspend requirements under U.S. GAAP for loan modifications to borrowers affected by COVID-19 that would otherwise be characterized as TDRs and suspend any determination related thereto if (i) the loan modification is made between March 1, 2020 and the earlier of December 31, 2020 or 60 days after the end of the COVID-19 emergency declaration and (ii) the applicable loan was not more than 30 days past due as of December 31, 2019. Federal bank regulatory authorities also  issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 and to assure banks that they will not be criticized by examiners for doing so.

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

Federal Reserve Programs and Other Recent Initiatives

Main Street Lending Program. The CARES Act encouraged the Federal Reserve, in coordination with the Secretary of the Treasury, to establish or implement various programs to help midsize businesses, nonprofits, and municipalities. On April 9, 2020, the Federal Reserve proposed the creation of  the Main Street Lending Program (“MSLP”) to implement certain of these recommendations. On June 15, 2020, the Federal Reserve Bank of Boston opened the MSLP for lender registration. The MSLP supports lending to small- and medium-sized businesses that were in sound financial condition before the onset of the COVID-19 pandemic. The MSLP operates through three facilities: the Main Street New Loan Facility, the Main Street Priority Loan Facility, and the Main Street Expanded Loan Facility. The Federal Reserve is currently working to refine the MSLP’s operational infrastructure and facilities and is expected to release further rules and operational guidance. Partners has registered as a lender under the MSLP and continues to monitor developments related thereto.

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

Accounting Standards Update

See Note 15-Recent Accounting Pronouncements of the unaudited consolidated financial statements for the six months ended June 30, 2020 for details on recently issued accounting pronouncements and their expected impact on Delmar’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

Delmar’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Delmar’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Delmar’s disclosure controls and procedures were effective. There were no changes in Delmar’s internal control over financial reporting as defined in the Exchange Act Rule 15d-15(f) that occurred during the second quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the three months ended June 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in Delmar’s 2019 Annual Report on Form 10-K and under Part II, Item 1A. “Risk Factors” in Delmar’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBIT

2.1	Agreement and Plan of Share Exchange, dated as of December 13, 2018, between Delmar Bancorp and Virginia Partners Bank (1)
2.1.1	Second Amendment, dated as of August 13, 2019, to Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Delmar Bancorp and Virginia Partners Bank (2)
3.1	Articles of Incorporation of Delmar Bancorp (3)
3.1.1	Amendment to the Articles of Incorporation of Delmar Bancorp, dated December 20, 2019 (4)
3.2	Bylaws of Delmar Bancorp (5)
4.1	Form of Subordinated Note (6)
10.1	Form of Subordinated Note Purchase Agreement (7)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to Delmar’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(2)	Incorporated by reference to Exhibit 2.1 to Delmar’s Current Report on Form 8-K filed on August 30, 2019.
(3)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Delmar’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on May 10, 2019.
(4)	Incorporated by reference to Exhibit 3.1 to Delmar’s Current Report on Form 8-K filed on December 20, 2019.
(5)	Incorporated by reference to Exhibit 3.2 to Delmar’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 filed on November 7, 2019.
(6)	Incorporated by reference to Exhibit 4.1 to Delmar’s Current Report on Form 8-K filed on June 30, 2020.
(7)	Incorporated by reference to Exhibit 10.1 to Delmar’s Current Report on Form 8-K filed on June 30, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Delmar Bancorp (Registrant)

Date: August 13, 2020	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2020	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)