Form 10-Q
period 2020-09-30
PARTNERS BANCORP
filed 2020-11-13
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39285

Partners Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52-1559535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2245 Northwood Drive, Salisbury, Maryland	21801
(Address of principal executive offices)	(Zip Code)

410-548-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	PTRS	Nasdaq Capital Market

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

As of November 13, 2020 there were 17,810,213 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019
(Dollars in thousands, except per share amounts)	(unaudited)	*
ASSETS
Cash and due from banks	$220,612	$36,295
Interest bearing deposits in other financial institutions	34,334	27,586
Federal funds sold	34,345	31,230
Cash and cash equivalents	289,291	95,111
Securities available for sale, at fair value	128,011	104,321
Loans held for sale	7,765	3,555
Loans, less allowance for credit losses of $11,396 at September 30, 2020 and $7,304 at December 31, 2019	1,043,143	986,684
Accrued interest receivable	6,254	3,138
Premises and equipment, less accumulated depreciation	15,667	13,705
Restricted stock	4,421	5,311
Operating lease right-of-use assets	3,958	4,504
Financing lease right-of-use assets	1,858	1,961
Other investments	6,734	4,773
Bank owned life insurance	14,747	7,817
Other real estate owned	2,796	2,417
Core deposit intangible, net	2,833	3,373
Goodwill	9,391	9,391
Other assets	7,088	6,544
Total assets	$1,543,957	$1,252,605
LIABILITIES
Deposits:
Non interest bearing demand	$393,267	$261,631
NOW	111,460	76,947
Savings and money market	296,532	222,975
Time, $100,000 or more	284,589	274,387
Other time	149,078	170,841
	1,234,926	1,006,781
Accrued interest payable	448	572
Short-term borrowings with the Federal Home Loan Bank	21,200	48,000
Long-term borrowings with the Federal Home Loan Bank	53,136	48,830
Subordinated notes payable, net	24,089	6,435
Other borrowings	65,475	1,249
Operating lease liabilities	4,267	4,797
Financing lease liabilities	2,270	2,355
Other liabilities	2,206	2,709
Total liabilities	1,408,017	1,121,728
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,810,213 as of September 30, 2020 and 17,790,181 as of December 31, 2019	178	178
Surplus	87,562	87,437
Retained earnings	45,013	41,785
Noncontrolling interest in consolidated subsidiaries	1,063	738
Accumulated other comprehensive income, net of tax	2,124	739
Total stockholders' equity	135,940	130,877
Total liabilities and stockholders' equity	$1,543,957	$1,252,605

* Derived from audited consolidated financial statements

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2020	2019	2020	2019
INTEREST INCOME ON:
Loans, including fees	$12,816	$8,688	$39,308	$25,916
Investment securities:
Taxable	473	171	1,337	518
Tax-exempt	241	154	702	445
Federal funds sold	5	58	117	81
Other interest income	119	215	478	527
	13,654	9,286	41,942	27,487
INTEREST EXPENSE ON:
Deposits	2,288	1,556	7,331	4,388
Borrowings	816	435	2,053	1,274
	3,104	1,991	9,384	5,662
NET INTEREST INCOME	10,550	7,295	32,558	21,825
Provision for credit losses	1,967	300	5,142	900
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	8,583	6,995	27,416	20,925
OTHER INCOME:
Service charges on deposit accounts	197	295	628	861
Gain on sales and calls of investment securities	—	97	568	97
Mortgage banking income	1,305	—	2,589	—
Other income	828	739	2,236	1,771
	2,330	1,131	6,021	2,729
OTHER EXPENSES:
Salaries and employee benefits	5,124	2,788	14,725	8,459
Premises and equipment	1,150	897	3,407	2,732
Amortization of core deposit intangible	177	76	540	226
Gains on other real estate owned	31	44	75	38
Other expenses	2,767	1,726	8,347	5,097
	9,249	5,531	27,094	16,552
INCOME BEFORE TAXES ON INCOME	1,664	2,595	6,343	7,102
Federal and state income taxes	308	810	1,410	2,167
NET INCOME	$1,356	$1,785	$4,933	$4,935
Net (income) attributable to noncontrolling interest	(239)	—	(370)	—
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$1,117	$1,785	$4,563	$4,935

Earnings per common share
Basic earnings per share	$0.063	$0.179	$0.256	$0.494
Diluted earnings per share	$0.063	$0.178	$0.256	$0.494

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
NET INCOME	$1,356	$1,785	$4,933	$4,935
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on securities available for sale arising during the period	65	356	2,452	1,960
Income tax expense	(17)	(95)	(650)	(519)
Other comprehensive income, net of tax	48	261	1,802	1,441

Reclassification adjustment for gains included in net income	—	(97)	(568)	(97)
Income tax expense	—	26	151	25
Other comprehensive income, net of tax	—	(71)	(417)	(72)
TOTAL OTHER COMPREHENSIVE INCOME	48	190	1,385	1,369
COMPREHENSIVE INCOME	$1,404	$1,975	6,318	6,304
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(239)	—	(370)	—
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$1,165	$1,975	$5,948	$6,304

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three month periods:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, June 30, 2019	$100	$29,481	$39,800	$—	$448	$69,829
Net income	—	—	1,785	—	—	1,785
Other comprehensive income, net of tax	—	—	—	—	190	190
						1,975
Cash dividends, $0.025 per share	—	—	(250)	—	—	(250)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, September 30, 2019	$100	$29,486	$41,335	$—	$638	$71,559

Balances, June 30, 2020	$178	$87,552	$44,341	$824	$2,076	$134,971
Net income	—	—	1,117	239	—	1,356
Other comprehensive income, net of tax	—	—	—	—	48	48
						1,404
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock option exercises, net	—	4	—	—	—	4
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	6	—	—	—	6
Balances, September 30, 2020	$178	$87,562	$45,013	$1,063	$2,124	$135,940

For the nine month periods:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2018	$100	$29,470	$37,149	$—	$(731)	$65,988
Net income	—	—	4,935	—	—	4,935
Other comprehensive income, net of tax	—	—	—	—	1,369	1,369
						6,304
Cash dividends, $0.075 per share	—	—	(749)	—	—	(749)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	16	—	—	—	16
Balances, September 30, 2019	$100	$29,486	$41,335	$—	$638	$71,559

Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	4,563	370	—	4,933
Other comprehensive income, net of tax	—	—	—	—	1,385	1,385
						6,318
Cash dividends, $0.075 per share	—	—	(1,335)	—	—	(1,335)
Minority interest contributed capital	—	—	—	(45)	—	(45)
Stock option exercises, net	—	98	—	—	—	98
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	17	—	—	—	17
Balances, September 30, 2020	$178	$87,562	$45,013	1,063	$2,124	$135,940

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,563	$4,935
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for credit losses and unfunded commitments	5,142	900
Depreciation	1,076	864
Amortization and accretion	457	495
Gain on sales and calls of investment securities	(568)	(97)
Gain on equity securities	(47)	—
Gain on sale of loans held for sale, originated	(2,434)	—
Net (gains) losses on other real estate owned, including write‑downs	(18)	45
Increase in bank owned life insurance cash surrender value	(170)	—
Deferred income tax (benefits) expenses	(691)	1,444
Stock‑based compensation expense, net of employee tax obligation	17	16
Net accretion of certain acquistion related fair value adjustments	(843)	(127)
Changes in assets and liabilities:
Loans held for sale	(1,776)	—
Accrued interest receivable	(3,116)	5
Other assets	292	(3,383)
Accrued interest payable	(124)	176
Other liabilities	(1,033)	3,699
Net cash (used) provided by operating activities	727	8,972
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(59,258)	(12,084)
Purchases of other investments	(1,890)	—
Purchases of bank owned life insurance	(6,760)	—
Proceeds from maturities and paydowns of securities available for sale	19,509	9,348
Proceeds from sales of securities available for sale	18,052	—
Net increase in loans	(60,718)	(2,204)
Proceeds from sale of assets	1	—
Purchases of premises and equipment	(3,040)	(950)
Proceeds from the sales of foreclosed assets	147	184
Proceeds from sales of Federal Home Loan Bank stock	890	(1,729)
Net cash used by investing activities	(93,067)	(7,435)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, NOW, money market, and savings deposits, net	239,706	19,938
Cash received for the exercise of stock options	98	—
Cash received for the exercise of warrants	10	—
(Decrease) increase in time deposits, net	(11,564)	25,538
Increase (decrease) in other borrowings, net	59,365	(1,494)
Net increase in minority interest contributed capital	325	—
Decrease in finance lease liability	(85)	—
Dividends paid	(1,335)	(749)
Net cash provided by financing activities	286,520	43,233
Net increase in cash and cash equivalents	194,180	44,770
Cash and cash equivalents, beginning of period	95,111	29,694
Cash and cash equivalents, ending of period	$289,291	$74,464
Supplementary cash flow information:
Interest paid	$9,509	$5,486
Income taxes paid	3,559	922
Total appreciation on securities available for sale	$1,386	$1,863
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Loans converted to other real estate owned	$508	$209

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware that operates primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia that operates primarily in and around the greater Fredericksburg, Virginia area, including Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia. Partners also operates in Anne Arundel County and the three counties of Southern Maryland, including Charles County, Calvert County, and St. Mary’s County. The Subsidiaries engage in the general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2020 and December 31, 2019, the results of its operations and its cash flows for the nine months ended September 30, 2020 and 2019 in conformity with U.S. GAAP.

Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or for any other period.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first three quarters of 2020 or during 2019. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of September 30, 2020 or December 31, 2019 for possible repurchases. Management does not believe that a provision for early default or refinancing costs is necessary at September 30, 2020 or December 31, 2019.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at September 30, 2020 and December 31, 2019 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in Mortgage banking income on the Company’s consolidated statements of income.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other expenses. At September 30, 2020 there were five properties with a combined estimated value of $2.8 million included in OREO and at December 31, 2019, there were four properties with a combined estimated value of $2.4 million included in OREO.

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

Earnings Per Share:

Basic earnings per common share are determined by dividing net income and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,810,090 and 17,808,212 for the three and nine months ended September 30, 2020, respectively, and 9,985,321 for the three and nine months ended September 30, 2020. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 8 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	September 30, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,753	$172	$7	$5,918
Obligations of States and political subdivisions	36,787	1,700	—	38,487
Mortgage-backed securities	79,132	1,074	160	80,046
Subordinated debt investments	3,486	74	—	3,560
	$125,158	$3,020	$167	$128,011

	December 31, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	716	43	34,558
Mortgage-backed securities	56,275	236	90	56,421
Subordinated debt investments	2,988	42	—	3,030
	$103,334	$1,156	$169	$104,321

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2020 and December 31, 2019, are as follows:

	September 30, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,493	$7	$—	$—	$1,493	$7
Obligations of States and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	23,670	160	—	—	23,670	160
Subordinated debt investments	—	—	—	—	—	—
Total securities with unrealized losses	$25,163	$167	$—	$—	$25,163	$167

	December 31, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$5,269	$34	$2,000	$2	$7,269	$36
Obligations of States and political subdivisions	4,669	43	—	—	4,669	43
Mortgage-backed securities	11,600	32	4,489	58	16,089	90
Subordinated debt investments	—	—	—	—	—	—
Total securities with unrealized losses	$21,538	$109	$6,489	$60	$28,027	$169

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

At September 30, 2020 there were four mortgage-backed securities (MBS) and one agency investment that have been in a continuous unrealized loss position for less than twelve months. At September 30, 2020 there were no securities that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of September 30, 2020, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the three and nine months ended September 30, 2020 the Company sold ten securities, resulting in a gain of $401 thousand. During the three and nine months ended September 30, 2020, the Company did not sell any securities. During the three and nine months ended September 30, 2020, fourteen securities were either matured or called, resulting in a net gain of $167 thousand. During the three and nine months ended September 30, 2019, five and eleven securities were either matured or called, respectively, resulting in a gain of $97 thousand for both periods.

The Company has pledged certain securities as collateral for qualified customers’ deposit accounts at September 30, 2020 and December 31, 2019. The amortized cost and fair value of these pledged securities was $10.0 million and $10.4 million, respectively, at September 30, 2020. The amortized cost and fair value of these pledged securities was $9.1 million and $9.2 million, respectively, at December 31, 2019.

Contractual maturities of investment securities at September 30, 2020 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	September 30, 2020
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$625	$626
Due after one year through five years	2,238	2,435
Due after five years through ten years	21,456	22,168
Due after ten years or more	21,707	22,736
Mortgage-backed securities, due in monthly installments	79,132	80,046
	$125,158	$128,011

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of September 30, 2020 and December 31, 2019 are as follows:

(Dollars in thousands)	At September 30, 2020	At December 31, 2019
Originated Loans
Real Estate Mortgage
Construction and land development	$70,798	$59,236
Residential real estate	120,746	108,590
Nonresidential	373,734	325,916
Home equity loans	16,072	13,736
Commercial	135,131	52,838
Consumer and other loans	3,032	2,669
	719,513	562,985
Acquired Loans
Real Estate Mortgage
Construction and land development	$3,394	$25,515
Residential real estate	81,032	100,696
Nonresidential	191,289	218,633
Home equity loans	17,286	23,979
Commercial	39,957	59,159
Consumer and other loans	2,065	3,021
	335,023	431,003
Total Loans
Real Estate Mortgage
Construction and land development	$74,193	$84,751
Residential real estate	201,779	209,286
Nonresidential	565,024	544,549
Home equity loans	33,358	37,715
Commercial	175,088	111,997
Consumer and other loans	5,097	5,690
	1,054,539	993,988
Less: Allowance for credit losses	(11,396)	(7,304)
	$1,043,143	$986,684

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of the potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of September 30, 2020 and December 31, 2019.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2020 and December 31, 2019:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at September 30, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	44	1,855	2,248	—	407	—	—	4,554
Individually evaluated for impairment:
Balance in allowance	$—	$198	$23	$—	$550	$—	$—	$771
Related loan balance	176	3,029	8,690	—	539	—	—	12,434
Collectively evaluated for impairment:
Balance in allowance	$907	$1,736	$6,114	$216	$1,039	$20	$593	$10,625
Related loan balance	73,973	196,895	554,086	33,358	174,142	5,097	—	1,037,551

Note: The balances above include unamortized discounts on acquired loans of $4.1 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	44	1,986	2,323	—	1,020	—	—	5,373
Individually evaluated for impairment:
Balance in allowance	$—	$216	$82	$—	$274	$—	$—	$572
Related loan balance	177	3,123	9,504	—	1,274	—	—	14,078
Collectively evaluated for impairment:
Balance in allowance	$602	$1,164	$3,991	$142	$552	$14	$267	$6,732
Related loan balance	84,530	204,177	532,722	37,715	109,703	5,690	—	974,537

Note: The balances above include unamortized discounts on acquired loans of $6.1 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2020 and 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	September 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$898	$1,893	$5,487	$184	$1,430	$20	$89	$10,001
Charge-offs	—	—	(38)	—	(497)	(55)	—	(590)
Recoveries	—	2	6	—	1	9	—	18
Provision	9	39	682	32	655	46	504	1,967
Ending Balance	$907	$1,934	$6,137	$216	$1,589	$20	$593	$11,396
Nine Months Ended
Beginning Balance	602	1,380	4,073	142	826	14	267	7,304
Charge-offs	—	(25)	(163)	(13)	(828)	(103)	—	(1,132)
Recoveries	1	10	10	10	20	31	—	82
Provision	304	569	2,217	77	1,571	78	326	5,142
Ending Balance	907	1,934	6,137	216	1,589	20	593	11,396

	September 30, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential					Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential		Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$575	$1,203		$3,784	$144	$624	$10	$726	$7,066
Charge-offs	—	—		—	—	(425)	(28)	—	(453)
Recoveries	5	24		80	—	23	9	—	141
Provision	15	86		(66)	8	504	20	(267)	300
Ending Balance	$595	$1,313	S	3,798	$152	$726	$11	$459	$7,054
Nine Months Ended
Beginning Balance	647	1,521		3,629	122	641	13	490	7,063
Charge-offs	(11)	(193)		(410)	(4)	(534)	(99)	—	(1,251)
Recoveries	9	165		88	—	43	37	—	342
Provision	(50)	(180)		491	34	576	60	(31)	900
Ending Balance	595	1,313		3,798	152	726	11	459	7,054

The Company had an unallocated amount of approximately $593 thousand in the allowance that is reflected in the above table as of September 30, 2020. The Company had an unallocated amount of approximately $459 thousand in the allowance that is reflected in the above table as of September 30, 2019. Management believes this amount is adequate to absorb additional inherent, but as yet unidentified, losses in the loan portfolio.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Company has provided $64.2 million in funding to over 600 customers through the PPP as of September 30, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve at this time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at September 30, 2020 and December 31, 2019. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans catergorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
September 30, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,017	$198,513	$557,334	$33,304	$174,349	$5,097	$1,042,614
Marginal	—	—	3,339	—	89	—	3,428
Substandard	176	3,266	4,351	54	650	—	8,497
TOTAL	$74,193	$201,779	$565,024	$33,358	$175,088	$5,097	$1,054,539
Non-Accrual	$176	$3,215	$412	$54	$489	$—	$4,346

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2019	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$84,574	$206,150	$539,259	$37,715	$110,349	$5,690	$983,737
Marginal	—	—	—	—	—	—	—
Substandard	177	3,136	5,290	—	1,648	—	10,251
TOTAL	$84,751	$209,286	$544,549	$37,715	$111,997	$5,690	$993,988
Non-Accrual	$177	$1,620	$2,608	$5	$131	$—	$4,541

A summary of loans that were modified under the terms of a TDR during the three and nine month periods ended September 30, 2020 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported. There were no loans modified under the terms of a TDR during the three and nine months ended September 30, 2019.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended September 30, 2020
Number of loans modified during the period	—	—	—	—	—	—	—
Pre-modification recorded balance	$—	$—	$—	$—	$—	$—	$—
Post- modification recorded balance	—	—	—	—	—	—	—
Nine months ended September 30, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	489	—	489

During the nine months ended September 30, 2020, 2020, there was one loan modified as a TDRs that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-offs of $707 thousand. There were no loans modified as TDRs that subsequently defaulted during the year ended December 31, 2019 which had been modified as TDRs during the twelve months prior to default.

There were two loans secured by 1-4 family residential properties with an aggregrate balance of $362 thousand that were in the process of foreclosure at September 30, 2020. There were three loans secured by 1-4 family residential properties with aggregrate balances of $1.2 million that were in the process of foreclosure at December 31, 2019.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2020 and December 31, 2019:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At September 30, 2020	Past Due*	Past Due	Past Due**	Past Due	Balance	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$66	$—	$176	$242	$73,951	$74,193	$—
Residential real estate	1,157	85	698	1,940	199,839	201,779	286
Nonresidential	207	871	1,327	2,405	562,619	565,024	—
Home equity loans	—	—	54	54	33,304	33,358	—
Commercial	129	50	489	668	174,420	175,088	—
Consumer and other loans	3	—	—	3	5,094	5,097	—
TOTAL	$1,562	$1,006	$2,744	$5,312	$1,049,227	$1,054,539	$286

*      Includes $901 thousand of non-accrual loans.

** Includes $2.5 million of non-accrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
September 30, 2020	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	938	938	5	198	833
Nonresidential	2,306	2,306	155	23	2,381
Home equity loans	—	—	—	—	—
Commercial	539	1,246	12	550	906
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$3,783	$4,490	$172	$771	$4,120
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$176	$176	$—	$—	$176
Residential real estate	2,091	2,141	76	—	2,244
Nonresidential	6,384	6,485	302	—	6,717
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$8,651	$8,802	$378	$—	$9,137
TOTAL	$12,434	$13,292	$550	$771	$13,257

Total impaired loans of $12.4 million at September 30, 2020 do not include PCI loan balances of $4.6 million, which are net of a discount of $642,000.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2019	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	727	727	—	216	2,337
Nonresidential	2,456	2,456	260	82	2,866
Home equity loans	—	—	—	—	—
Commercial	1,274	1,274	53	274	659
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,457	$4,457	$313	$572	$5,862
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$177	$177	$—	$—	$198
Residential real estate	2,396	3,069	132	—	3,733
Nonresidential	7,048	7,326	501	—	9,839
Home equity loans	—	—	—	—	347
Commercial	—	—	—	—	902
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$9,621	$10,572	$633	$—	$15,019
TOTAL	$14,078	$15,029	$946	$572	$20,881

Total impaired loans of $14.1 million at December 31, 2019 do not include PCI loan balances of $5.4 million, which are net of a discount of $1.1 million.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	September 30, 2020	December 31, 2019
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$5,196	$6,426
Carrying amount	4,554	5,373
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$334,173	$430,711
Carrying amount	330,469	425,630
Total acquired loans
Outstanding balance	$339,369	$437,137
Carrying amount	335,023	431,003

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	September 30, 2020	December 31, 2019
Balance at beginning of period	$5,081	$745
Acquisitions	—	4,990
Accretion	(1,376)	(654)
Other changes, net	(1)	—
Balance at end of period	$3,704	$5,081

During the three and nine months ended September 30, 2020, the Company recorded $54 thousand and $180 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and nine months ended September 30, 2019, the Company recorded $24 thousand and $80 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.6 million at September 30, 2020 and December 31, 2019.

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

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of September 30, 2020 and December 31, 2019.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $373.8 million convertible advance credit facility from the FHLB. As of September 30, 2020 the Company had remaining credit availability of $299.5 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at September 30, 2020 and December 31, 2019 and outstanding lines of credit:

	September 30, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	0.24%	October 2020	Fixed, at maturity
Fixed rate	6,000	0.19%	October 2020	Fixed, at maturity
Fixed rate	3,200	0.19%	October 2020	Fixed, at maturity
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,071	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,265	1.99%	March 2026	Fixed, paid quarterly
Total advances	74,336

	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	1.73%	January 2020	Fixed, at maturity
Fixed rate	4,500	1.76%	January 2020	Fixed, at maturity
Fixed rate	7,600	1.68%	January 2020	Fixed, at maturity
Fixed rate	7,700	1.68%	January 2020	Fixed, at maturity
Fixed rate	6,000	1.70%	January 2020	Fixed, at maturity
Fixed rate	3,200	1.71%	January 2020	Fixed, at maturity
Fixed rate	7,000	1.70%	January 2020	Fixed, at maturity
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,393	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,437	1.99%	March 2026	Fixed, paid quarterly
Total advances	96,830

Average short-term borrowings under FHLB approximated $42.4 million and $9.3 million for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $215.0 million and $223.5 million at September 30, 2020 and December 31, 2019, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments are due quarterly at 6.71% per annum, and the outstanding principal balance matures in October 2025. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.6 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $660 thousand as of September 30, 2020. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.750% at September 30, 2020 and 4.0% at December 31, 2019). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on August 31, 2021. The balance outstanding at September 30, 2020 and December 31, 2019 was $615 thousand and $576 thousand, respectively. Interest expense on the warehouse lines of credit was $32 thousand and $83 thousand during the three month and nine month periods ended September 30, 2020, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  As of September 30, 2020, the Company’s outstanding advances under the PPPLF were $64.2 million.  The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities ranging from April 2022 to June 2025.  The Company’s available borrowing capacity under the PPPLF as of September 30, 2020 was $64.2 million, all of which was currently outstanding.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $59.0 million with several other correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At September 30, 2020 and December 31, 2019, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $2.4 million and $2.5 million, respectively, with the FRB to secure Discount Window borrowings at September 30, 2020. The combined amortized cost and fair value of these pledged investment securities were $2.3 million at December 31, 2019. At September 30, 2020 and December 31, 2019 there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2020	$31,357
2021	17,244
2022	66,246
2023	310
2024 and thereafter	48,743

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

Supplemental lease information at or for the nine months ended September 30, 2020 is as follows:

Dollars in Thousands
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$3,958
Lease liability	4,267
Finance Lease Amounts
Right-of-use asset	$1,858
Lease liability	2,270

Income Statement
Three Months Ended September 30, 2020
Operating lease cost classified as premises and equipment	$223
Finance lease cost classified as interest on borrowings	16
Nine Months Ended September 30, 2020
Operating lease cost classified as premises and equipment	$658
Finance lease cost classified as interest on borrowings	49

Weighted average lease term - Operating Leases (Yrs.)	8.44
Weighted average lease term - Finance Leases (Yrs.)	13.34
Weighted average discount rate - Operating Leases (1)	2.83%
Weighted average discount rate - Finance Leases (1)	2.84%
Operating outgoing cash flows from operating leases	$625
Operating outgoing cash flows from finance leases	$134

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

A maturity analysis of the Company’s lease liabilities at September 30, 2020 was as follows:

Dollars in Thousands
Operating Leases:
One year or less	$668
One to three years	1,189
Three to five years	1,071
Over 5 years	1,968
Total undiscounted cash flows	4,896
Less: Discount	(629)
Lease Liabilities	$4,267

Finance Leases:
One year or less	$178
One to three years	363
Three to five years	393
Over 5 years	1,824
Total undiscounted cash flows	2,758
Less: Discount	(488)
Lease Liabilities	$2,270

Note 6. Stock Option Plans

Partners Bancorp Stock Option Plan

The Company had employee and director stock option plans and had reserved shares of stock for issuance thereunder. Options granted under these plans had a ten-year life with a four-year vesting period that began one year after date of grant, and were exercisable at a price equal to the fair value of the Company’s stock on the date of the grant. Each award from all plans was evidenced by an award agreement that specifies the option price, the duration of the option, the number of shares to which the option pertains, and such other provisions as the grantor determines. The plan term ended in 2014, therefore no new options can be granted.

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

A summary of stock option transactions for the nine months ended September 30, 2020 is as follows:

	Employees			Directors
		Average			Average
	Shares	Price	Amount	Shares	Price	Amount
December 31, 2019	2,355	$4.14	$9,750	6,354	$4.14	$26,307
Exercised in 2020	—	4.14	—	(1,028)	4.14	(4,256)
September 30, 2020	2,355	$4.14	$9,750	5,326	$4.14	$22,051

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

As a result of the Company’s acquisition of Partners in November 2019 through an exchange of shares in an all-stock transaction, (the “Partners Share Exchange”), each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase the Company’s common stock. In addition, the Company assumed each of the Partners Stock Plans, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company’s common stock at a weighted average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Partners common stock were convertible in the Partners Share Exchange, which was 1.7179 (the “Partners Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Partners Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions for the nine months ended September 30, 2020 is as follows:

	September 30, 2020
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	247,705	$6.14	3.81
Granted	—	—	—
Exercised	(16,147)	5.83	—
Forfeited	(8,589)	5.83	—
Outstanding at end of period	222,969	$6.17	3.34	$121,207

Options exercisable at September 30, 2020	222,969	$6.17

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on September 30, 2020.

As stated in Note 1, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2019.

Note 7. Restricted Stock Plan

The Company had an employee and director restricted stock plan (the “Company Plan”) and reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Company Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Company Plan was adopted by the Company’s Board of Directors in April 2014, and was subject to the right of the Board of Directors to terminate the Company Plan at any time. The Company Plan terminated at its scheduled date on June 30, 2018. The termination of the Company Plan, either at the scheduled termination date or before such date, did not affect any award issued prior to termination.

As of September 30, 2020 non-vested restricted stock awards totaling 3,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2019	6,000	$7.30
Vested in 2020	(3,000)	7.30
Nonvested Awards September 30, 2020	3,000	$7.30

As stated in Note 1, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC 718-10, during the three and nine months ended September 30, 2019 the Company recognized restricted stock-based compensation expense of $6 thousand, or $4 thousand net of tax, and $17 thousand, or $12 thousand net of tax, respectively, related to the 2014 restricted stock awards under the Company Plan. Unrecognized restricted stock-based compensation expense related to 2014 restricted stock awards under the Company Plan totaled approximately $31,000 at September 30, 2020. The remaining period over which this unrecognized expense is expected to be recognized is approximately five months.

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

The following table presents basic and diluted EPS for the three and nine month periods ended September 30, 2020 and 2019:

	Net Income Applicable
(Dollars in thousands, except per share data)	to Basic Earnings	Weighted Average
For the three months ended September 30, 2020	Per Common Share	Shares Outstanding
Basic EPS	$1,118	17,810,090	$0.063
Effect of dilutive stock awards	—	8,102	—
Diluted EPS	$1,118	17,818,192	$0.063

For the nine months ended September 30, 2020
Basic EPS	$4,564	17,808,212	$0.256
Effect of dilutive stock awards	—	30,159	—
Diluted EPS	$4,564	17,838,371	$0.256

For the three months ended September 30, 2019
Basic EPS	$1,785	9,985,321	$0.179
Effect of dilutive stock awards	—	14,358	(0.001)
Diluted EPS	$1,785	9,999,679	$0.178

For the nine months ended September 30, 2019
Basic EPS	$4,935	9,985,321	$0.494
Effect of dilutive stock awards	—	14,290	—
Diluted EPS	$4,935	9,999,611	$0.494

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of September 30, 2020 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of September 30, 2020, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries category.

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

The following table presents actual and required capital ratios as of September 30, 2020 and December 31, 2019 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of September 30, 2020 and December 31, 2019 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	81,828	12.8%	67,195	10.5%	63,995	10.0%
Virginia Partners Bank	51,045	13.0%	41,085	10.5%	39,129	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,802	11.5%	54,396	8.5%	51,196	8.0%
Virginia Partners Bank	49,599	12.7%	33,259	8.5%	31,303	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,802	11.5%	44,796	7.0%	41,597	6.5%
Virginia Partners Bank	49,599	12.7%	27,390	7.0%	25,434	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	73,802	8.0%	37,081	4.0%	46,352	5.0%
Virginia Partners Bank	49,599	9.5%	20,797	4.0%	25,997	5.0%

As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at September 30, 2020
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$220,612	$220,612	$—	$—	$220,612
Interest bearing deposits	34,334	34,334	—	—	34,334
Federal funds sold	34,345	34,345	—	—	34,345
Securities:
Available for sale	128,011	—	128,011	—	128,011
Loans held for sale	7,765	—	7,765	—	7,765
Loans, net of allowance for credit losses	1,043,143	—	—	1,041,511	1,041,511
Accrued interest receivable	6,254	—	6,254	—	6,254
Restricted stock	4,421	—	4,421	—	4,421
Other investments	6,734	—	6,734	—	6,734
Bank owned life insurance	14,747	—	14,747	—	14,747
Other real estate owned	2,796	—	—	2,796	2,796
Financial liabilities:
Deposits	$1,234,926	$—	$1,243,447	$—	$1,243,447
Accrued interest payable	448	—	448	—	448
FHLB advances	74,336	—	76,025	—	76,025
Subordinated notes payable	24,089	—	36,461	—	36,461
Other borrowings	65,475	—	—	65,475	65,475

Dollars are in thousands		Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$36,295	$36,295	$—	$—	$36,295
Interest bearing deposits	27,586	27,586	—	—	27,586
Federal funds sold	31,230	31,230	—	—	31,230
Securities:
Available for sale	104,321	—	104,321	—	104,321
Loans held for sale	3,555	—	3,555	—	3,555
Loans, net of allowance for credit losses	986,684	—	—	976,636	976,636
Accrued interest receivable	3,138	—	3,138	—	3,138
Restricted stock	5,311	—	5,311	—	5,311
Other investments	4,773	—	4,773	—	4,773
Bank owned life insurance	7,817	—	7,817	—	7,817
Other real estate owned	2,417	—	—	2,417	2,417
Financial liabilities:
Deposits	$1,006,781	$—	$1,008,842	$—	$1,008,842
Accrued interest payable	572	—	572	—	572
FHLB advances	96,830	—	97,248	—	97,248
Subordinated notes payable	6,435	—	9,006	—	9,006
Other borrowings	1,249	—	—	1,249	1,249

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Bank's overall interest rate risk.

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,918	$—	$5,918
Obligations of States and political subdivisions	—	38,487	—	38,487
Mortgage-backed securities	—	80,046	—	80,046
Subordinated debt investments	—	3,560	—	3,560
Total securities available for sale	$—	$128,011	$—	$128,011
December 31, 2019
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$10,312	$—	$10,312
Obligations of States and political subdivisions	—	34,558	—	34,558
Mortgage-backed securities	—	56,421	—	56,421
Subordinated debt investments	—	3,030	—	3,030
Total securities available for sale	$—	$104,321	$—	$104,321

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at September 30, 2020; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at September 30, 2020.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of September 30, 2020 and December 31, 2019.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2020
Impaired loans	$—	$—	$3,012	$3,012
OREO	—	—	2,796	2,796
Total	$—	$—	$5,808	$5,808
December 31, 2019
Impaired loans	$—	$—	$3,885	$3,885
OREO	—	—	2,417	2,417
Total	$—	$—	$6,302	$6,302

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilized Level 3 inputs to determine fair value as of September 30, 2020:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3,012	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,796	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$5,808

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilitzed Level 3 inputs to determine fair value as of December 31, 2019:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3,885	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,417	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$6,302

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 805. The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2019. The Company is currently in the process of evaluating goodwill impairment for the current year ended December 31, 2020.

Goodwill: The Company acquired goodwill in the purchase of Partners (see Note 13 – Virginia Partners Bank Transaction for further information). The following table provides changes in goodwill for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$9,391	$5,237
Partners acquisition	—	4,154
Impairment	—	—
Balance at the end of the period	$9,391	$9,391

Core Deposit Intangible: The Company acquired core deposit intangibles in the Liberty merger and the Partners Share Exchange. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months. The following table provides changes for the nine months ended September 30, 2020, and the year ended December 31, 2019:

	September 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$3,373	$1,069
Partners acquisition	—	2,650
Amortization	(540)	(346)
Balance at the end of the period	$2,833	$3,373

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

September 30,
Dollars in Thousands	2020
2020	$173
2021	600
2022	520
2023	467
2024 and thereafter	1,073
$2,833

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

The following table provides changes in the net deposit discount for the nine months ended September 30, 2020 and the year ended December 31, 2019:

	September 30,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$(31)	$27
Partners acquisition	—	(38)
Amortization, net	3	(20)
Balance at the end of the period	$(28)	$(31)

The following table provides the accretion for the net deposit discount over the years indicated below:

September 30,
Dollars in Thousands	2020
2020	$5
2021	14
2022	6
2023	2
2024 and thereafter	1
$28

The net effect of the amortization of premiums and accretion of discounts associated with the Bank’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	September 30,	September 30,
	2020	2019
Nine Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$1,391	$335
Time deposits (2)	(3)	19
Core deposit intangible (3)	(540)	(227)
Note Payable (4)	(5)	—
Net impact to income before taxes	$843	$127

	September 30,	September 30,
	2020	2019
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$307	$104
Time deposits (2)	(2)	6
Core deposit intangible (3)	(177)	(76)
Note Payable (4)	(1)	—
Net impact to income before taxes	$127	$34

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statement of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statement of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expense" section of "Non-interest Expense" in the Consolidated Statement of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statement of Income.

Note 13. Virginia Partners Bank Transaction

On November 15, 2019, the Company completed its share exchange with Partners, a Virginia chartered commercial bank. Partners stockholders received 1.7179 shares of the Company’s common stock for each share of Partners common stock they owned as of the effective date of the share exchange. The aggregate consideration paid to Partners stockholders was $52.3 million. Additionally, $350 thousand was included as consideration for replacement stock option awards per the share exchange agreement and $2 thousand in cash in lieu of fractional shares. The results of Partners' operations are included in the Company’s consolidated statements of income for  the nine months ended September 30, 2020 and for the period beginning after November 15, 2019, the date of the effectiveness of the share exchange.

The acquisition resulted in three new branches, an operations center and administrative headquarters in Fredericksburg, Virginia, along with an additional branch office in La Plata, Maryland and a loan production office in Annapolis, Maryland.

The acquisition of Partners was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company’s consolidated balance sheet as of September 30, 2020 and December 31, 2019.

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

The credit adjustment on acquired impaired loans is derived in accordance with ASC 310-30 and represents the portion of the loan balances that have been deemed uncollectible based on the Company’s expectations of future cash flows for each respective loan:

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

Direct costs related to the merger were accrued and expensed as incurred. During the nine months ended September 30, 2020he Company incurred $8 thousand in Partners merger-related expenses. During the three months ended September 30, 2020he Company incurred no Partners merger-related expenses.

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

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.(ASU 2020-06)” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. Management does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs (ASU 2020-08).” This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Management does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. Certain disclosure requirements in Topic 820 were also removed or modified. ASU 2018-13 was effective for the Company on January 1, 2020.  The adoption of ASU 2018-13 did not have a material impact on the Company’s consolidated financial statements.

In March 2020, (revised in April 2020) various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by a novel strain of coronavirus disease (“COVID-19”). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. The Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. As of September 30, 2020, on a consolidated basis, the Company had approved loan payment deferrals or payments of interest only for 116 loans totaling $93.8 million. Management expects this interagency guidance to have an impact on the Company’s financial statements; however, the full impact cannot be quantified at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Partners Bancorp (the “Company”) consolidated financial statements, and notes thereto, for the year ended December 31, 2019, and the other information included in this report. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results for the year ending December 31, 2020 or any other period.

Forward-Looking Statements

Certain statements in this report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the pandemic caused by a novel strain of coronavirus (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	The Company’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	The Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;
●	an insufficient allowance for credit losses;
●	The Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	The Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company’s loans or its other products and services, on incidents of cyberattack and fraud, on the

Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company’s business operations and on financial markets and economic growth;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, including whether there is a “second wave” as a result of the loosening of governmental restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	the potential effect of the COVID-19 pandemic including on lending under the Paycheck Program Program (“PPP”) under the Small Business Administration (“SBA”)
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements;
●	the effects of changes in federal, state or local tax laws and regulations, including the impact of the Coronavirus Aid, Relief, and Security, or “CARES,” Act and other legislative and regulatory reactions to the COVID-19 pandemic;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2019 Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 (this “Quarterly Report”) and related disclosures in other filings, including our Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Partners Bancorp, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners”), each of which are commercial banking corporations, engages in general commercial banking operations, with eighteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the city of Fredericksburg, Virginia, and Spotsylvania County, Virginia.

The Company derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and investments are deposits and secondarily, borrowings. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investments, and the expense on interest bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investments, the Company earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

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

The Company plans to continue to grow both organically and possibly through future acquisitions, including potential expansion into new market areas. The Company believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

In December 2019, COVID-19 was reported in Wuhan, China. The World Health Organization (the “WHO”) declared the outbreak to constitute a Public Health Emergency of International Concern on January 30, 2020. Over the course of the first quarter of 2020, COVID-19 developed into a worldwide outbreak and, on March 11, 2020, the WHO characterized COVID-19 as a pandemic. On March 13, 2020, President Trump issued a proclamation declaring a national state of emergency in response to COVID-19. During the final two weeks of March 2020, the governors of multiple U.S. states, including Maryland, where the Company has its principal place of business, and Virginia and New Jersey, in which the Company has significant operations, issued stay-at-home orders that directed the closing of non-essential businesses and restricted public gatherings. The COVID-19 pandemic continues to spread in the Company’s areas of operation, the United States and across the globe. The pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in the Company’s areas of operation and nationally. These events have affected the Company’s operations in the first three quarters of 2020 and are expected to impact the Company’s financial results throughout the remainder of fiscal year 2020. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, we believe that the plans have been implemented successfully. The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever changing environment. The roll out of these plans previously resulted in adjustments to both Delmarva and Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protective equipment to employees and customers, and having employees work remotely whenever possible. As of September 30, 2020, both Delmarva and Partners branch operations are operating under normal lobby and drive-thru hours with no modifications or restrictions on physical access. In addition, the majority of Delmarva’s and Partners’ employees, with a few exceptions, have returned to the office on a full-time basis. Delmarva and Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with as little disruption to their customers as possible. Additionally, Delmarva and Partners continue to take necessary precautions in order to protect our staff, customers and their families as well as our community, and to limit the ongoing impact of this virus.

Future developments with respect to COVID-19 are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect the Company in the future. Please refer to the “Provision and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the consolidated financial statements accompanying this report. You are encouraged to read this management's discussion and analysis in conjunction with the consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the consolidated financial statements for the nine months ended September 30, 2020

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill, intangible assets and other acquisition accounting adjustments. The Company accounted for the Liberty Merger and the Partners Share Exchange in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Partners Share Exchange, which totaled approximately $5.2 million and $4.2 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Partners Share Exchange. This assessment was performed at the end of 2019, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. Management considered the impact of the pandemic on goodwill and determined that a triggering event had not occurred as of September 30, 2020. See Note 13 – Virginia Partners Bank Transaction in the unaudited consolidated financial statements for the nine months ended September 30, 2020 for more information related to the fair value of net assets acquired in the acquisition of Partners, including goodwill and intangible assets.

In addition to the Company’s policies related to the valuation of goodwill, intangible assets and other acquisition accounting adjustments, ongoing accounting for acquired loans is considered a critical accounting policy.   Acquired loans are classified as either PCI loans or purchased performing loans and are recorded at fair value on the date of acquisition.  PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Periodically, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for loan losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. The Company evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

On a quarterly basis, management makes an assessment to determine whether there have been events or economic circumstances to indicate that a security on which there is an unrealized loss is other-than-temporarily impaired. For debt securities with an unrealized loss, an other-than-temporary impairment write-down is triggered when (1) The Company has the intent to sell a debt security, (2) it is more likely than not that the Company will be required to sell the debt security before recovery of its amortized cost basis, or (3) The Company does not expect to recover the entire amortized cost basis of the debt security. If the Company has the intent to sell a debt security, or if it is more likely than not that it will be required to sell the debt security before its recovery, the other-than-temporary write-down is equal to the entire difference between the debt security’s amortized cost and its fair value. If the Company does not intend to sell the security or it is not more likely than not that it will be required to sell the security before recovery, the other-than-temporary impairment write-down is separated into the amount that is credit related (credit loss component) and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the security’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the security’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income, net of applicable taxes.

Results of Operations

Net income for the three months ended September 30, 2020 totaled $1.1 million compared to net income for the same period in 2019 of $1.8 million, a decrease of $667 thousand or 37.4%. This decrease was mainly due to an increase in the provision for credit losses of $1.7 million, or 555.7%, and an increase in other expenses of $3.7 million or 40.4%, and was partially offset by increases in net interest income and other income, and lower federal and state income taxes. The increase in the provision for credit losses for the three months ended September 30, 2020 was due to adjustments made to qualitative factors related to increasing risk within the loan portfolio due to the ongoing impact of the COVID-19 pandemic. Net interest income for the three months ended September 30, 2020 totaled $10.6 million compared to net interest income of $7.3 million for the same period in 2019, an increase of $3.3 million or 44.6%. Basic earnings per share were $0.06 for the three months ended September 30, 2020, compared to $0.18 for the same period in 2019. Net income for the nine months ended September 30, 2020 totaled $4.6 million compared to net income for the same period in 2019 of $4.9 million, a decrease of $371 thousand or 7.5%. Basic earnings per share were $0.26 for the nine months ended September 30, 2020, compared to $0.49 for the same period in 2019. Average loan balances significantly increased during the three months and nine months ended September 30, 2020 as compared to the same periods ended September 30, 2019, mainly due to the Partners acquisition. Average balances for the three month and nine month periods ended September 30, 2020 were $1.056 billion and $1.039 billion, respectively, as compared to average balances for the three month and nine month periods ended September 30, 2019 of $640.4 million and $644.2 million, respectively. The increase in loan balances was offset by the Company earning lower yields on those loans during the three and nine month periods ended September 30, 2020 as compared to the same periods in 2019. As the Federal Reserve lowered the federal funds rate the Company has seen downward pressure on its loan yield. The average balance of interest bearing deposits increased from $449.7 million during the three months ended September 30, 2019 to

$830.6 million during the three months ended September 30, 2020. This caused interest expense for the three months ended September 30, 2020 to increase $1.1 million or 55.9% compared with the same period in 2019 while cost of funds for the same periods decreased 56 basis points. The average balance of interest bearing deposits increased from $444.9 million during the nine months ended September 30, 2019 to $788.8 million during the nine months ended September 30, 2020. Interest expense for the nine months ended September 30, 2020 increased $3.7 million or 65.8% compared with the same period in 2019 while cost of funds for the same periods decreased eight basis points. The increase in interest expense were primarily due to the inclusion of $307.7 million in Partners average total interest-bearing deposit balances partially offset by decreases on rates of interest bearing deposits. Earnings and average asset and liability balances for three and nine months ended September 30, 2019 were significantly impacted by the Partners Share Exchange, which closed on November 15, 2019.

Financial Condition

Consolidated assets totaled $1.544 billion at September 30, 2020, an increase of 23.3% or $291.4 million from December 31, 2019. The growth in assets during the nine months ended September 30, 2020 is mainly attributable to an increase of $194.2 million in cash and cash equivalents, or 204.2%, growth in investment securities available for sale, at fair value, of $23.7 million, or 22.7%, and growth of loans, net of the allowance for credit losses, of $56.5 million or 5.7%. Cash and cash equivalents balances increased due to significant deposit growth in excess of loan growth and an increase in borrowings, partially offset by the increase in the available for sale investment security portfolio. Growth in available for sale investment securities were the result of management of the portfolio in light of the Company’s liquidity needs and an increase in unrealized gains on the investment securities available for sale portfolio. The significant inflow of deposits presented the Company with the opportunity to deploy excess cash and cash equivalents primarily into liquid, cash-flowing products while expanding net interest margin and increasing earnings per share. The increase in loans was mainly due to the origination and funding of approximately $64.2 million in PPP loans, which was partially offset by a decrease in organic loan growth due to higher pay-offs and decreased loan demand due to the uncertaintly surrounding the COVID-19 pandemic. Liabilities increased due to growth in total deposits outpacing total loan growth and an increase in other borrowings, which were partially offset by a decrease in FHLB borrowings. Deposits increased $228.1 million or 22.7% during the first nine months of 2020. The increase in deposits in both noninterest bearing accounts and savings and money market accounts, which grew by $131.6 million, or 50.3%, and $73.6 million, or 33.0%, respectively, and interest bearing demand, which grew $34.5 million, or 44.9%. Significant factors resulting in this change were organic growth as a result of our continued focus on total relationship banking, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of PPP loans, the proceeds of which are deposited directly into the operating account of these customers at the Company. Total borrowings as of September 30, 2020 were $163.9 million, an increase of $59.4 million, or 57.8%, from December 31, 2019. This increase was the result of an increase in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the PPP loans originated by the Company have been pledged as collateral, and the issuance of $18.1 million in subordinated debt in June 2020, which were partially offset by decreases in Federal Home Loan Bank borrowings due to maturities that were not replaced.

Delmarva's Tier 1 leverage capital ratio was 8.0% at September 30, 2020 as compared to 9.1% at December 31, 2019. At September 30, 2020, Delmarva's Tier 1 risk‑weighted capital ratio and Total risk-weighted capital ratio were 11.5% and 12.8%, respectively, as compared to Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios of 11.6% and 12.7%, respectively, at December 31, 2019. Partners’ Tier 1 leverage capital ratio was 9.5% at September 30, 2020 and 10.4% at December 31, 2019, respectively, while its Tier 1 risk‑weighted capital ratio and Total risk‑weighted capital ratios were 12.7% and 13.0%, respectively, at September 30, 2020 and 12.4% and 12.5%, respectively, at December 31, 2019. See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At September 30, 2020, nonperforming assets totaled $7.4 million, a decrease of $ 1.4from December 31, 2019 balances of $7.0 million. Nonaccrual loans totaled $4.3 million at September 30, 2020 compared with a balance of $4.5 million at December 31, 2019. There was one loan past due 90 days or more and still accruing interest with a balance of $286 thousand at September 30, 2020 compared to one loan past due 90 days or more and still accruing interest at December 31, 2019 with a balance of $5 thousand. Nonperforming loans as a percentage of total loans was 0.4% at September 30, 2020 and December 31, 2019. Other real estate owned as of September 30, 2020 was $2.8 million, as compared to $2.4 million at December 31, 2019. Nonperforming assets to total assets as of September 30, 2020 ws 0.48%, as compared to 0.56% at December 31, 2019. Loans classified as TDRs totaled $9.9 million at September 30, 2020 and $10.3 million at December 31, 2019, a $- during the nine months ended September 30, 2020.

Net loans charged off during the nine months ended September 30, 2020 were $1.1 million, compared to $909 thousand forthe nine months ended September 30, 202019. The allowance for credit losses to total loans ratio was 1.1% at September 30, 2020 and 0.7% at December 31, 2019. The allowance for credit losses at September 30, 2020 does not include a reserve for approximately $64.2 million of PPP loans funded by the Company during the second quarter of 2020 because these loans are 100% guaranteed by the SBA. In addition to the allowance for credit losses, there was an unamortized discount related to the loans acquired in the Liberty Merger and the Partners Share Exchange with a balance of $4.3 million at September 30, 2020 and $6.1 million at December 31, 2019. The accretable portion of this discount, which had a balance of $2.7 million at September 30, 2020, is being amortized over the life of the remaining loans.

Stockholders’ equity at September 30, 2020 was $135.9 million, an increase of 3.9% during the first nine months of 2020. This increase was mainly due to income earned during the quarter, net of dividends of $1.3 million paid to stockholders and the increase in unrealized holding gains on securities available for sale during the period.

Summary of Return on Equity and Assets

	September 30,	December 31,
	2020	2019
Yield on earning assets (annualized)	4.15%	5.06%
Return on average assets (annualized)	0.44%	0.70%
Return on average equity (annualized)	4.56%	7.22%
Average equity to average assets	9.59%	9.75%
Tier I risk-based capital ratio/CET1 ratio (Delmarva)	11.5%	11.6%
Tier I risk-based capital ratio/CET1 ratio (Partners)	12.7%	12.4%
Total risk-based capital ratio (Delmarva)	12.8%	12.7%
Total risk-based capital ratio (Partners)	13.0%	12.5%
Leverage capital ratio (Delmarva)	8.0%	9.1%
Leverage capital ratio (Partners)	9.5%	10.4%

(See Note 9 – Regulatory Capital Requirements of the Company’s consolidated financial statements for the nine months ended September 30, 2020.)

Earnings Analysis

The Company’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investments, the Company seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its deposits in cash, government securities, deposits with other financial institutions, and overnight loans of excess reserves (known as ‘‘Federal Funds Sold’’) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company’s loans and deposits, as well as the profit margin (‘‘interest spread’’) and fee income which can be generated on these amounts.

The Company reported net income of $1.1 million and $1.8 million for the three months ended September 30, 2020 and 2019, respectively, and reported net income of $4.6 million and $4.9 million for the nine months ended September 30, 2020 and 2019, respectively. The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements for the period ended September 30, 2020 and the notes thereto.

The following is a summary of the results of operations by the Company for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

			(Dollars in Thousands)
Net interest income	$10,550	$7,295	$32,558	$21,825
Provision for credit losses	1,967	300	5,142	900
Provision for income taxes	308	810	1,410	2,167
Noninterest income	2,330	1,131	6,021	2,729
Noninterest expense	9,249	5,531	27,094	16,552
Total income	15,984	10,417	47,963	30,216
Total expenses	14,628	8,632	43,030	25,281
Net income	1,356	1,785	4,933	4,935
Net income attributable to Partners Bancorp	1,117	1,785	4,563	4,935
Basic earnings per share	0.063	0.179	0.256	0.494
Diluted earnings per share	0.063	0.178	0.256	0.494

Net Interest Income

The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets and interest paid on deposits and borrowings used to support such assets. Net interest income is determined by the rates earned on the Company’s interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income was $10.6 million for the three months ended September 30, 2020 compared to $7.3 million for the three months ended September 30, 2019. Net interest income was $32.6 million for the nine months ended September 30, 2020 compared to $21.8 million for the nine months ended September 30, 2019. This increase is the direct result of increased loan volumes, including the increase in balances as a result of the Partners Share Exchange in late 2019 which increased the Company’s loan portfolio by $357.1 million.

In addition to the primary interest earning assets and interest bearing liabilities held at Delmarva and Partners, the Company has additional borrowings with a balance, net of issuance costs, of $24.1 million at September 30, 2020 and $6.4 million at December 31, 2019. This increase was due to the subordinated loan agreement the Company entered into in June 2020 for an aggregate principal amount of $18.1 million. Interest expense on these borrowings, which is included in consolidated net income, was approximately $633 thousand and $337 thousand for the nine months ended September 30, 2020 and 2019, respectively.

For the three months ended September 30, 2020, the consolidated net interest spread, the difference between the yield on interest earning assets and the rates paid on interest-bearing liabilities, was 2.5% compared to 3.3% for the three months ended September 30, 2019. The consolidated net interest margin (which is net interest income divided by average interest earning assets), calculated on a tax equivalent basis, was 2.9% for the three months ended September 30, 2020 and 3.8% for the three months ended September 30, 2019. Rates paid on average interest-bearing liabilities at the Company were 1.2% and 1.6% for the three months ended September 30, 2020 and 2019, respectively. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities. Total interest income increased by $4.4 million, or 47.1%, for the three months ended September 30, 2020 while total interest expense increased by $1.1 million, or 55.9%, both as compared to the same period in 2019. For the nine months ended September 30, 2020, the consolidated net interest spread was 2.8% compared to 3.4% for the nine months ended September 30, 2019. The consolidated net interest margin, calculated on a tax equivalent basis, was 3.2% for the nine months ended September 30, 2020 and 3.9% for the nine months ended September 30, 2019. Rates paid on average interest-bearing liabilities at the Company were 1.4% and 1.5% for the nine months ended September 30, 2020 and 2019, respectively. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities. The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits from banks and federal funds sold which are lower yielding interest-earning assets. Total interest income increased by $14.5 million, or 52.6%, for the nine months ended

September 30, 2020 while total interest expense increased by $3.7 million, or 65.8%, both as compared to the same period in 2019. The most significant factors impacting net interest income during the three and nine month periods ended September 30, 2020 were (1) increases in average loan balances, primarily due to the acquisition of Partners, partially offset by lower loan yields, (2) increases in average investment securities balances, primarily due to the acquisition of Partners, partially offset by lower investment securities yields, (3) decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to the acquisition of Partners and organic deposit growth, (4) increases in average cash and due from banks, interest bearing deposits from banks and federal funds sold, primarily due to the acquisition of Partners and deposit growth outpacing loan growth, and lower yields on each, and (5) increases in average borrowings balances, partially offset by lower rates paid on borrowings, in each case primarily due to the acquisition of Partners and the Company’s issuance of subordinated debt late in the second quarter of 2020.

Interest earned on assets and interest accrued on liabilities is also significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In response to market volatility related to the COVID-19 pandemic, the FOMC again lowered Federal Funds target rates twice in March 2020, for a combined decrease of 150 basis points. The FOMC’s current Federal Funds target rate range is currently 0% to 0.25%. As a consequence, long-term interest rates have decreased. The Company anticipates that these actions by the FOMC will continue to put downward pressure on its net interest margin. In general, the Company believes rate increases lead to improved net interest margins whereas rate decreases result in correspondingly lower net interest margins.

The following table depicts, for the periods indicated, certain information related to the average balance sheet and average yields on assets and average costs of liabilities for the Company. Such yields or costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	September 30, 2020			September 30, 2019
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$202,812	$48	0.09%	$28,749	$72	0.99%
Interest Bearing Deposits From Banks	34,239	6	0.07%	19,341	99	2.03%
Taxable Securities (1)	103,629	538	2.06%	35,694	214	2.38%
Tax-exempt Securities (2)	36,816	328	3.53%	23,004	209	3.60%
Total Investment Securities (1) (2)	140,445	866	2.45%	58,698	423	2.86%
Federal Funds Sold	38,028	5	0.05%	13,440	58	1.71%
Loans: (3)
Commercial and Industrial (4)	190,733	2,045	4.25%	62,085	835	5.34%
Real Estate (4)	843,266	10,483	4.93%	558,072	7,488	5.32%
Consumer (4)	4,374	64	5.81%	1,186	16	5.35%
Keyline Equity (4)	15,259	139	3.61%	17,809	269	5.99%
Visa Credit Card	227	3	5.24%	254	4	6.25%
State and Political	529	9	6.75%	648	11	6.73%
Keyline Credit	150	7	18.51%	215	9	16.61%
Other Loans	1,024	6	2.32%	101	2	7.86%
Total Loans (2)	1,055,562	12,756	4.79%	640,370	8,634	5.35%
Allowance For Credit Losses	10,754			7,702
Unamoritized Discounts on Acquired Loans	4,914			742
Total Loans, Net	1,039,894			631,926
Other Assets	65,988			36,887
Total Assets/Interest Income	$1,521,406	$13,681		$789,041	$9,286

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$384,796	$—	—%	$201,926	$—	—%
Interest Bearing Demand	109,033	122	0.44%	54,115	52	0.38%
Money Market Accounts	176,221	223	0.50%	55,198	41	0.29%
Savings Accounts	107,780	44	0.16%	65,100	24	0.15%
All Time Deposits	437,560	1,899	1.72%	275,238	1,439	2.07%
Total Interest Bearing Deposits	830,594	2,288	1.09%	449,651	1,556	1.37%
Total Deposits	1,215,390	—		651,577	—
Funds Purchased	138,030	398	1.14%	49,103	316	2.55%
Borrowings	25,131	402	6.35%	6,500	113	6.90%
Lease Liability	2,291	16	2.77%	676	6	3.52%
Other Liabilities	5,825	—		4,715	—
Stockholder's Equity	134,739	—		76,470	—
Total Liabilities & Equity/Interest Expense	$1,521,406	$3,104		$789,041	$1,991

Earning Assets/Interest Income (2)	$1,471,086	$13,681	3.69%	$760,598	$9,286	4.84%
Interest Bearing Liabilities/Interest Expense	$996,046	$3,104	1.24%	$505,930	$1,991	1.56%
Net interest income (5)		$10,577			$7,295

Earning Assets/Interest Expense			0.84%			1.04%
Net Interest Spread (2)			2.45%			3.28%
Net Interest Margin (2)			2.85%			3.81%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory federal and state income tax rate of 26.5%. Taxable equivalent adjustment of $87 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the period ended September 30, 2020 and $55 thousand and $3 thousand respectively, for the period ended September 30, 2019.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $62 thousand and $58 thousand for the periods ended September 30, 2020 and 2019 respectively.

	Nine Months Ended			Nine Months Ended
	September 30, 2020			September 30, 2019
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$113,150	$121	0.14%	$26,372	$211	1.07%
Interest Bearing Deposits From Banks	31,967	101	0.42%	9,656	144	1.99%
Taxable Securities (1)	89,828	1,592	2.36%	34,558	689	2.67%
Tax‑exempt Securities (2)	35,591	956	3.58%	21,946	606	3.69%
Total Investment Securities (1) (2)	125,419	2,548	2.71%	56,504	1,295	3.06%
Federal Funds Sold	35,702	117	0.44%	5,623	81	1.93%
Loans: (3)
Commercial and Industrial (4)	164,446	5,515	4.47%	63,079	2,588	5.49%
Real Estate (4)	851,609	32,811	5.13%	560,690	22,215	5.30%
Consumer (4)	4,477	202	6.01%	1,186	49	5.52%
Keyline Equity (4)	16,011	479	3.99%	17,934	772	5.76%
Visa Credit Card	231	11	6.34%	267	14	7.01%
State and Political	557	28	6.70%	684	33	6.45%
Keyline Credit	90	24	35.52%	219	29	17.70%
Other Loans	1,917	11	0.76%	104	5	6.43%
Total Loans (2)	1,039,338	39,081	5.01%	644,163	25,705	5.34%
Allowance For Credit Losses	8,761			7,720
Unamoritized Discounts on Acquired Loans	5,373			1,008
Total Loans, Net	1,025,204			635,435
Other Assets	59,358			37,781
Total Assets/Interest Income	$1,390,800	$41,968		$771,371	$27,436

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$326,746	$—	—%	$190,106	$—	—%
Interest Bearing Demand	94,320	296	0.42%	53,795	157	0.39%
Money Market Accounts	156,985	652	0.55%	56,179	123	0.29%
Savings Accounts	98,407	141	0.19%	64,735	72	0.15%
All Time Deposits	439,066	6,242	1.89%	270,184	4,036	2.00%
Total Interest Bearing Deposits	788,778	7,331	1.24%	444,893	4,388	1.32%
Total Deposits	1,115,524	—		634,999	—
Borrowings	119,228	1,348	1.51%	49,855	921	2.47%
Notes Payable	13,590	656	6.43%	6,500	337	6.93%
Lease Liability	2,318	49	2.82%	684	16	3.13%
Other Liabilities	6,734	—		4,623	—
Stockholder's Equity	133,406	—		74,710	—
Total Liabilities & Equity/Interest Expense	$1,390,800	$9,384		$771,371	$5,662

Earning Assets/Interest Income (2)	$1,345,576	$41,968	4.15%	$742,318	$27,436	4.94%
Interest Bearing Liabilities/Interest Expense	$923,914	$9,384	1.35%	$501,932	$5,662	1.51%
Net interest income (5)		$32,584			$21,774

Earning Assets/Interest Expense			0.93%			1.02%
Net Interest Spread (2)			2.80%			3.43%
Net Interest Margin (2)			3.23%			3.92%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 26.5%. Taxable equivalent adjustment of $253 thousand and $7 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the nine months ended September 30, 2020 and $160 thousand and $9 thousand respectively, for the nine months ended September 30, 2019.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $234 thousand and $220 thousand for the nine month periods ended September 30, 2020 and 2019, respectively.

The level of interest income is affected primarily by variations in the volume and mix of these assets and liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from the Company’s interest-earning assets and interest incurred on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended September 30, 2020 Versus September 30, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$5,598	$(1,474)	$4,124
Investment securities
Taxable	407	(83)	324
Exempt from Federal income tax	125	(6)	119
Federal funds sold	106	(159)	(53)
Other interest income	673	(790)	(117)
Total interest income	6,909	(2,512)	4,397
Interest Bearing Liabilities
Interest bearing deposits	1,318	(584)	734
Notes payable and leases	336	(37)	299
Funds purchased	572	(490)	82
Total Interest Expense	2,226	(1,111)	1,115
Net Interest Income	$4,683	$(1,401)	$3,282

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Nine Months Ended September 30, 2020 Versus September 30, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$15,768	$(2,392)	$13,376
Investment securities
Taxable	1,102	(199)	903
Exempt from Federal income tax	377	(27)	350
Federal funds sold	433	(397)	36
Other interest income	1,075	(1,208)	(133)
Total interest income	18,755	(4,223)	14,532
Interest Bearing Liabilities
Interest bearing deposits	3,391	(447)	2,944
Notes payable and leases	429	(77)	352
Funds purchased	1,283	(857)	426
Total Interest Expense	5,103	(1,381)	3,722
Net Interest Income	$13,652	$(2,842)	$10,810

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

At September 30, 2020 and December 31, 2019, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap as a percentage of total assets up to one year was 20.0% and 14.0% as of September 30, 2020 and December 31, 2019, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame.

Provision and Allowance for Credit Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans. Management’s judgment as to the adequacy of the allowance is based upon past charge-off history and assumptions regarding qualitative factors related to the current environment and the economy, which it believes to be reasonable, however may not prove to be accurate. Thus, there can be no assurance that charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

The Company’s allowance consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance. The Company’s determination of this part of the allowance is based upon quantitative and qualitative factors. A loan loss history based upon the prior three years is utilized in determining the appropriate allowance. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance. The historical loss factors may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management’s knowledge of the loan portfolio.

The second part of the allowance is determined in accordance with guidance issued by the FASB regarding impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if in the Company’s opinion the ultimate source of repayment will be generated from the liquidation of collateral.

The sum of the two parts constitutes management’s best estimate of an appropriate allowance for credit losses. When the estimated allowance is determined, it is presented to the Company’s Board of Directors for review and approval on a quarterly basis.

At September 30, 2020 and December 31, 2019, the Company’s allowance for credit losses amounted to approximately $11.4 million and $7.3 million, or 1.1% and 0.7% of outstanding loans, respectively. The Company’s provision for loan losses was $2.0 million for the three months ended September 30, 2020, compared to $300 thousand for the three months ended September 30, 2019. The Company’s provision for credit losses was $5.1 million for the nine months ended September 30, 2020, compared to $900 thousand for the nine months ended September 30, 2019. This increase in the provision for the three and nine month periods ended September 30, 2020 compared with the same periods in 2019 was primarily related to the COVID-19 pandemic and qualitative adjustment factors made to the allowance for credit losses related to rising unemployment and economic uncertainty in the Company’s markets; however, it was also partially due to the inclusion of Partners. The provision for credit losses during the three and nine months ended September 30, 2020, as well as the allowance for credit losses as of September 30, 2020, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, including economic trends and their potential effect on asset quality. As of September 30, 2020, the Company’s delinquencies and nonperforming assets have not been materially impacted by the COVID-19 pandemic.

The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following table illustrates the Company’s past due and nonaccrual loans at September 30, 2020 and December 31, 2019:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At September 30, 2020 and December 31, 2019

	30 - 89 Days	Greater than 90 Days	Total
September 30, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$66	$176	$242	$176
Residential real estate	1,242	698	1,940	3,215
Nonresidential	1,078	1,327	2,405	412
Home equity loans	—	54	54	54
Commercial	179	489	668	489
Consumer and other loans	3	—	3	—
TOTAL	$2,568	$2,744	$5,312	$4,346

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2019	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$177	$601	$177
Residential real estate	1,973	702	2,675	1,620
Nonresidential	779	1,823	2,602	2,608
Home equity loans	—	—	—	5
Commercial	1,438	94	1,532	131
Consumer and other loans	20	—	20	—
TOTAL	$4,634	$2,796	$7,430	$4,541

Nonaccrual loans decreased $195 thousand over the nine months ended September 30, 2020 to $4.3 million. At December 31, 2019, the Company had $4.5 million of loans classified as nonaccrual. During the first nine months of 2020 the Company moved an additional $1.5 million of loans to nonaccrual status. This increase in loans classified as nonaccruals was offset by paydowns on other loans classified as nonaccrual. Management believes these relationships were adequately reserved at September 30, 2020 and December 31, 2019. TDRs must have nine months of continuous contractual payments to return to accrual status. TDRs not past due or classified as nonaccrual at September 30, 2020 and December 31, 2019 amounted to $7.9 million and $8.4 million, respectively. Total TDRs decreased $403 thousand from December 31, 2019 to September 30, 2020. This decrease is attributable to paydowns of loan balances on loans considered TDRs, offset by one loan relationship with a balance of $500 thousand at September 31, 2020, which was also classified as a TDR during the first quarter of 2020.

Nonperforming assets, defined as nonaccrual loans, loans contractually past due 90 days or more as to principal or interest and still accruing, and OREO, at September 30, 2020 and December 31, 2019 were $7.4 million and $7.0 million, respectively. The Company’s ratio of nonperforming assets to total assets was 0.48% at September 30, 2020 and 0.56% at December 31, 2019. This decrease is mainly due to asset growth as well as the decrease in nonaccruals over the nine months ended September 30, 2020.

It is likely that the COVID-19 pandemic and the economic disruption related to it will negatively impact the Company’s financial position and operating results for the balance of 2020. Although it is too early to determine what the ultimate impact will be on the Company, we believe we may experience deterioration in asset quality, increased levels of charge-offs, and an increased level of provision for credit losses.

The following tables provide additional information on the Company’s nonperforming assets at September 30, 2020 and December 31, 2019.

Nonperforming Assets

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$4,346	$4,541
Loans past due 90 days or more and accruing	286	5
Total nonperforming loans (NPLs)	$4,632	$4,546
Other real estate owned (OREO)	2,796	2,417
Total nonperforming assets (NPAs)	$7,428	$6,963
Performing TDR's and TDR's 30-89 days past due	$7,908	$8,427
NPLs/Total Assets	0.30%	0.36%
NPAs/Total Assets	0.48%	0.56%
NPAs and TDRs/Total Assets	0.99%	1.23%
Allowance for credit losses/NPLs	246.03%	160.67%

Nonperforming Loans by Type

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$176	$177
Residential real estate	3,501	1,620
Nonresidential	412	2,608
Home equity loans	54	5
Commercial	489	131
Consumer and other loans	—	5
Total	$4,632	$4,546

The following table provides data related to loan balances and the allowance for credit losses for the nine months ended September 30, 2020 and the year ended December 31, 2019.

Allowance for Credit Losses Data

(Dollars in Thousands)

At September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
Average loans outstanding	$1,039,338	$685,985
Total loans outstanding	1,054,539	993,988
Total nonaccrual loans	4,346	4,541
Net loans charged off	1,050	1,201
Provision for credit losses	5,142	1,441
Allowance for credit losses	11,396	7,304
Allowance as a percentage of total loans outstanding	1.1%	0.7%
Net loans charged off to average loans outstanding	0.1%	0.2%
Nonaccrual loans as a percentage of total loans outstanding	0.4%	0.5%

The following table represents the activity of the allowance for credit losses for the three and nine months ended September 30, 2020 and 2019 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	September 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$898	$1,893	$5,487	$184	$1,430	$20	$89	$10,001
Charge-offs	—	—	(38)	—	(497)	(55)	—	(590)
Recoveries	—	2	6	—	1	9	—	18
Provision	9	39	682	32	655	46	504	1,967
Ending Balance	$907	$1,934	$6,137	$216	$1,589	$20	$593	$11,396
Nine Months Ended
Beginning Balance	602	1,380	4,073	142	826	14	267	7,304
Charge-offs	—	(25)	(163)	(13)	(828)	(103)	—	(1,132)
Recoveries	1	10	10	10	20	31	—	82
Provision	304	569	2,217	77	1,571	78	326	5,142
Ending Balance	907	1,934	6,137	216	1,589	20	593	11,396

	September 30, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential					Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential		Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$575	$1,203		$3,784	$144	$624	$10	$726	$7,066
Charge-offs	—	—		—	—	(425)	(28)	—	(453)
Recoveries	5	24		80	—	23	9	—	141
Provision	15	86		(66)	8	504	20	(267)	300
Ending Balance	$595	$1,313	S	3,798	$152	$726	$11	$459	$7,054
Nine Months Ended
Beginning Balance	647	1,521		3,629	122	641	13	490	7,063
Charge-offs	(11)	(193)		(410)	(4)	(534)	(99)	—	(1,251)
Recoveries	9	165		88	—	43	37	—	342
Provision	(50)	(180)		491	34	576	60	(31)	900
Ending Balance	595	1,313		3,798	152	726	11	459	7,054

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

	September 30,			December 31,
	2020			2019
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$74,193	$907	7%	$84,751	$602	9%
Residential real estate	201,779	1,934	19%	209,286	1,380	21%
Nonresidential	565,024	6,137	54%	544,549	4,073	55%
Home equity loans	33,358	216	3%	37,715	142	4%
Commercial	175,088	1,589	17%	111,997	826	11%
Consumer and other loans	5,097	20	0%	5,690	14	1%
Unallocated	—	593	—%		267	—%
	$1,054,539	$11,396	100%	$993,988	$7,304	100%

On March 22, 2020 (revised April 7, 2020), the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by COVID-19 (the “March 22 Joint Guidance”). The March 22 Joint Guidance encouraged banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and, importantly, assured those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

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

In an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. As of September 30, 2020, on a consolidated basis, the Company had approved loan payment deferrals or payments of interest only for 116 loans totaling $93.8 million, all of which are still accruing interest, which represents approximately 9.4% of total loans outstanding. At June 30, 2020 the Company had approved loan payment deferrals or payments of interest only for loans totaling $286.6 million, which represented approximately 28.8% of total loans outstanding. This decrease of $192.8 million in loans balances consists of 432 loans, which demonstrates that a significant portion of the portfolio returned to a normal payment schedule during the third quarter.

The following table presents a summary of the loan payment deferrals, full payment and interest only payment deferrals, as a of percentage of the number of loans outstanding and loan balances outstanding, granted by the Company as of September 30, 2020 related to the COVID-19 pandemic:

As of September 30, 2020
Loan Payment Deferrals - COVID 19 pandemic

Number of loans for full payment deferral completed	96	Number of Loans Outstanding (%)	2.22%

Number of loans for interest only payment deferral completed	20	Number of Loans Outstanding (%)	0.46%

Number of loans for loan payment deferral completed	116	Number of Loans Outstanding (%)	2.68%

Loan balances for full payment deferral completed (dollars in thousands)	$69,938	Loan Balances Outstanding (%)	7.01%

Loan balances for interest only payment deferral completed (dollars in thousands)	$23,889	Loan Balances Outstanding (%)	2.39%

Loan balances for loan payment deferral completed (dollars in thousands)	$93,827	Loan Balances Outstanding (%)	9.41%

The following table presents a summary of the loan payment deferrals by loan portfolio segmentation, full payment and interest only payment deferral, as of percentage of total loan balances outstanding and total loan portfolio segmentation balances outstanding, granted by the Company as of September 30, 2020 related to the COVID-19 pandemic:

As of September 30, 2020
				Loan balances for loan
			Loan balances for loan	payment deferral completed
	Loan balances for loan		payment deferral completed	as a percentage of total loan
	payment deferral completed	Number of loans for loan	as a percentage of total loan	portfolio segmentation
Loan portfolio segmentation:	(dollars in thousands)	payment deferral completed	balances outstanding (%)	balances outstanding (%)
Commercial and Industrial (full payment deferral)	$8,061	22	0.81%	6.74%
Commercial and Industrial (interest only payment deferral)	1,027	6	0.10	0.86
Non-Owner Occupied Commercial Real Estate (full payment deferral)	35,884	19	3.60	13.57
Non-Owner Occupied Commercial Real Estate (interest only payment deferral)	5,624	3	0.56	2.13
Owner Occupied Commercial Real Estate (full payment deferral)	14,578	18	1.46	5.79
Owner Occupied Commercial Real Estate (interest only payment deferral)	14,717	8	1.48	5.84
Owner Occupied 1-4 Family (full payment deferral)	1,429	6	0.14	2.18
Non-Owner Occupied 1-4 Family (full payment deferral)	8,154	25	0.82	6.22
Non-Owner Occupied 1-4 Family (interest only payment deferral)	1,004	2	0.10	0.77
Consumer Loans (full payment deferral)	—	—	—	—
Consumer Loans (interest only payment deferral)	—	—	—	—
Agriculture Loans (full payment deferral)	—	—	—	—
Agriculture Loans (interest only payment deferral)	—	—	—	—
Residential Construction (interest only payment deferral)	1,482	3	0.15	4.64
Commercial Construction (interest only payment deferral)	1,693	2	0.17	4.13
Home Equity Installment Loans (interest only payment deferral)	35	1	0.01	0.88
Home Equity Line of Credit (interest only payment deferral)	139	1	0.01	0.41
Totals	$93,827	116	9.41%

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers. The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

As of September 30, 2020
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)
Hospitality (Hotels)	$78,910	37	7.91%
Amusement Services	9,178	13	0.92
Restaurants	44,913	75	4.5
Retail Commercial Real Estate	46,913	46	4.7
Movie Theatres	2,450	2	0.25
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	180	7	0.02
Manufacturing/Distribution	3,219	16	0.32
Totals	$185,763	196	18.62%

The tables below identify these higher risk industries, the Company’s exposure to them and the balance of the loans within these higher risk industries which have requested and the Company has granted loan payment deferrals for.

As of September 30, 2020
Loan balances for loan
payment deferral completed
	Loan balances for loan		as a percentage of total loan
	payment deferral completed	Number of loans for loan	portfolio segmentation
Higher Risk Industries	(dollars in thousands)	payment deferral completed	balances outstanding (%)
Hospitality (Hotels)	$—	—	—%
Amusement Services	—	—	—
Restaurants	—	—	—
Retail Commercial Real Estate	56,827	35	121.13
Movie Theatres	—	—	—
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	—	—	—
Manufacturing/Distribution	—	—	—
Totals	$56,827	35	30.59%

Noninterest Income and Expense

Noninterest Income. The Company’s primary source of noninterest income is service charges on deposit accounts. Other sources of noninterest income include ATM activity income, debit card income, safe deposit box income, mortgage banking income at Delmarva, mortgage banking income related to Partners’ majority owned subsidiary JMC, and earnings on bank owned life insurance policies.

Noninterest income during the three and nine months ended September 30, 2020 increased $1.2 million and $3.3 million, or 109.0% and 122.0%, respectively, over the same periods in 2019. This increase was primarily attributable to the Partners Share Exchange, which contributed $1.5 million and $3.5 million, respectively, to the Company’s noninterest income during the three and nine months ended September 30, 2020. Service charges on deposit accounts decreased $98 thousand and $233 thousand, or 33.4% and 27.0%, respectively, for the three and nine months ended September 30, 2020 as compared to the same time periods in 2019. These decreases were due primarily to a decrease in overdraft and nonsufficient fund balance fees, which is a result of the increase in deposit balances. Gains on sale of investment securities decreased by $97 thousand and increased by $471 thousand, respectively, during the three and nine month periods ended September 30, 2020 as compared to the same periods of 2019. During the nine months ended September 30,, the Company recorded a gain of $381 thousand on the sale of $17.5 million in mortgage-backed investment securities that was not present during the same periods ended September 30, 2019. The sale of the investment securities allowed the Company to take advantage of temporarily inflated prices in agency pass-through securities, harvest a one-time gain that is not exhauseted over the life of the investment securities sold, and reduce premium risk as prepayment speeds on these investment securities were projected to pick up. The Company reinvested the sales proceeds and deployed excess cash through the purchase of $38.7 million in mortgage-backed investment securities. The remaining increases were due primarily to gains on investment securities that were called as well as equity investment gains recorded in income during the first three quarters of 2020 due to market factors that were not present during the first nine months of 2019. In addition, mortgage banking income increased by $1.3 million and $2.6 million, or 100%, for the three and nine months ended September 30, 2020 compared with the same periods in 2019. This new income stream is due to the acquisition of Partners late in 2019 and their majority owned subsidiary, Johnson Mortgage.

Noninterest expense during the three and nine months ended September 30, 2020 and 2019 increased $3.7 million and $10.6 million, or 67.7% and 63.8%, respectively, compared with the same periods in 2019. The significant increase is due to the Partners Share Exchange which contributed $3.8 million and $10.6 million towards the Company’s noninterest expense total for the three months and nine months ended September 30, 2020, respectively. Salaries and employee benefits increased by $2.3 million and $6.3 million, or 83.8% and 74.1%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. These increases were primarily due to the inclusion of $2.2 million and $6.0 million in Partners salaries and employee benefits and increases due to staffing related changes, merit increases and benefit costs for the three and nine month periods ended September 30, 2020 compared to the same periods in 2019. Premises and equipment expense during the three and nine months ended September 30, 2020 increased by $252 thousand and $676 thousand, or 28.1% and 24.7%, respectively, compared to the same periods in 2019. These increases were primarily due to the inclusion of $244 thousand and $742 thousand in Partners premises and equipment during the three and nine months ended September 30, 2020, respectively, and were partially offset by decreases in repairs and maintenance costs and the expiration of legacy Liberty maintenance and software contracts. Other expenses increased by $1.1 million and $3.4 million, or 70.2% and 67.1%, respectively, during the three and nine months ended September 30, 2020 compared with the same periods in 2019. These increases were primarily due to the inclusion of $1.2 million and $3.6 million in Partners other expenses during the three and nine months ended September 30, 2020, respectively, along with increases in legal, accounting, listing, and directors fees. These increases were offset by decreases related to sponsorships, FDIC insurance assessments, training, travel, miscellaneous operating expenses and merger costs.

Income Taxes

During the three month period ended September 30, 2020, the Company recorded $308 thousand in the provision for income taxes, compared to $810 thousand for the same period in 2019. During the nine month period ended September 30, 2020, the Company recorded $1.4 million in the provision for income taxes, compared to $2.2 million for the same period in 2019. The provision for income taxes approximated 18.5% and 31.2% of income for the three month period ended September 30, 2020 and 2019, respectively. The provision for income taxes approximated 22.2% and 30.5% of income before taxes for the nine months ended September 30, 2020 and 2019, respectively. This decrease is caused by lower merger expenses, which are typically non-deductible, during the first quarter of 2020 as compared to the same period in 2019 as well as the decrease in pretax income in 2020 as compared to 2019.

In addition, Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax. The Virginia franchise tax paid by Partners is recorded in the “Other expenses” line item on the Consolidated Statements of Income for three and nine months ended September 30, 2020

Earning Assets

Loans. Loans typically provide higher yields than the other types of earning assets, and thus one of the Company’s goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Gross loans averaged $1.039 billion and $686.0 million during the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of September 30, 2020 and December 31, 2019

	September 30,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$74,193	$84,751
Residential real estate	201,779	209,286
Nonresidential	565,024	544,549
Home equity loans	33,358	37,715
Commercial	175,088	111,997
Consumer and other loans	5,097	5,690
	$1,054,539	$993,988
Less: Allowance for credit losses	(11,396)	(7,304)
	$1,043,143	$986,684

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at September 30, 2020 and December 31, 2019. The amounts shown do not include unamortized discount balances.

Loan Maturities and Interest Rate Sensitivity

At September 30, 2020 and December 31, 2019

(Dollars in thousands)

		Between
	One Year	One and	After
September 30, 2020	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$36,107	$28,791	$9,327	$74,225
Residential real estate	44,192	104,575	53,466	202,233
Nonresidential	113,397	356,929	97,491	567,817
Home equity loans	17,837	2,929	12,814	33,580
Commercial	40,567	109,694	25,629	175,890
Consumer and other loans	2,082	2,403	655	5,140
Total loans receivable	$254,182	$605,321	$199,382	$1,058,885
Fixed-rate loans	$184,676	$549,790	$105,720	$840,186
Floating-rate loans	69,506	55,531	93,662	218,699
	$254,182	$605,321	$199,382	$1,058,885

		Between
	One Year	One and	After
December 31, 2019	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$34,653	$34,022	$16,595	$85,270
Residential real estate	45,749	76,964	86,965	209,678
Nonresidential	113,838	267,523	166,628	547,989
Home equity loans	18,165	1,769	17,978	37,912
Commercial	40,681	26,254	46,578	113,513
Consumer and other loans	903	1,462	3,395	5,760
Total loans receivable	$253,989	$407,994	$338,139	$1,000,122
Fixed-rate loans	$143,007	$354,251	$209,296	$706,554
Floating-rate loans	110,982	53,743	128,843	293,568
	$253,989	$407,994	$338,139	$1,000,122

At September 30, 2020, other real estate secured loans included $251.2 million of owner-occupied non-farm, non-residential loans, and $263.8 million of other non-farm, non-residential loans, which is 28.7% and 30.2% of real estate mortgage loans, respectively. These balances represent an increase at September 30, 2020 of $13.1 million and $12.5 million, or 5.2% and 4.8%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively, during the nine months ended September 30, 2020.The real estate mortgage category also included $41.0 million of construction and land development loans and $26.7 million of multi-family residential loans at September 30, 2020. Construction and land development as well as multi-family residential loans decreased during the nine months ended September 30, 2020 by $7.0 million and $358 thousand, or 17.0% and 1.3%, respectively. Commercial real estate loans, not including owner-occupied real estate loans, were 277.3% of risk-based capital at September 30, 2020, as compared to 288.5% at December 31, 2019. Construction and land development loans were 56.4% of risk-based capital at September 30, 2020, as compared to 67.3% at December 31, 2019.

At September 30, 2020, real estate mortgage loans included home equity loans of $33.6 million and residential real estate loans of $201.8 million, compared to $37.7 million and $209.3 million at December 31, 2019, respectively. Home equity revolving loans decreased approximately $4.3 million or 13.0% during 2020, while residential real estate loans decreased $11.2 million or 5.5%. At September 30, 2020, commercial loans included $175.1 million of commercial and industrial loans, compared to $112.0 million at December 31, 2019, an increase of approximately $63.5 million or 36.3%. Increases in all categories of loans primarily reflects organic growth.

Beginning in March 2020, both Delmarva and Partners began assisting their customers in obtaining PPP loans in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA’s loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. Partners, an approved SBA lender, directly originated and funded PPP loans for its customers totaling approximately $64.2 million. In addition, Partners has funded these PPP loans through its participation in the Federal Reserve Bank’s PPP Liquidity Facility.

Investment Securities. The investment debt securities portfolio is a significant component of the Company’s total interest earning assets. Total investment securities averaged $125.4 million during the nine months ended September 30, 2020, which represents 9.3% of average interest earning assets for the period. Total investment securities averaged $61.0 million during the year ended December 31, 2019, which represents 7.6% of average interest earning assets for the year ended December 31, 2019. The increase in average investment securities during the nine months ended September 30, 2020 as compared to the year ended December 31, 2019 was due to additional investment securities obtained as a result of the strategic management of the Company’s liquidity position as well as an increase in the unrealized gains on the investment securities portfolio.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At September 30, 2020, available for sale investment securities totaled $128.0 million, an increase of $23.7 million over the December 31, 2019 balance of $104.3 million. The Company attempts to maintain a portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, mortgage-backed securities, and corporate obligations. At September 30, 2020 and December 31, 2019 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company’s stockholders’ equity.

The following table summarizes the amortized cost and fair value of securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of September 30, 2020 and December 31, 2019

	September 30, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,753	4.6%	$172	$7	$5,918
Obligations of States and political subdivisions	36,787	29.4%	1,700	—	38,487
Mortgage-backed securities	79,132	63.3%	1,074	160	80,046
Subordinated debt investments	3,486	2.8%	74	—	3,560
	$125,158	100.0%	$3,020	$167	$128,011

	December 31, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	9.9%	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	32.8%	716	43	34,558
Mortgage-backed securities	56,275	54.5%	236	90	56,421
Subordinated debt investments	2,988	2.9%	42	—	3,030
	$103,334	100.0%	$1,156	$169	$104,321

In addition, the Company holds stock in various correspondent banks. The balance of these securities was $4.4 million at September 30, 2020 and $5.3 million at December 31, 2019, a decrease of $891 thousand for the nine months ended September 30, 2020.

Due to the rapid decline and ongoing volatility in the securities markets, as well as the rapid interest rate cuts, during the first half of 2020, the net unrealized gains in the Company’s investment securities portfolio increased by approximately $1.9 million, or 189.1%, to $2.9 million at September 30, 2020.

Subsequent interest rate fluctuations could have an adverse effect on our investment portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Deposits

Deposits. Average total deposits increased $431.0 million, or 63.0%, during the nine months ended September 30, 2020. Total deposits at September 30, 2020 were $1.235 billion, an increase of $228.1 million or 22.7% over December 31, 2019 balances. At September 30, 2020, noninterest bearing demand deposits balances were $393.3 million, an increase of $131.6 million, or 50.3% from the end of 2019.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of September 30, 2020 and December 31, 2019

(Dollars in Thousands)

	September 30,	Percentage	December 31,	Percentage
	2020	of Deposits	2019	of Deposits
Noninterest bearing deposits	$393,267	31.85%	$261,631	25.99%
Interest bearing deposits:
Money market, NOW, and savings accounts	407,992	33.04%	299,922	29.79%
Certificates of deposit, $100 thousand or more	284,589	23.05%	274,387	27.25%
Other certificates of deposit	149,078	12.07%	170,841	16.97%
Total interest bearing deposits	841,659	68.15%	745,150	74.01%
Total	$1,234,926	100.00%	$1,006,781	100.00%

The Company’s loan-to-deposit ratio decreased over the nine months ended September 30, 2020 to 85.4% from 98.7% at December 31, 2019. Core deposits, which exclude time deposits of $250 thousand or more, provide a relatively stable funding source for the Company’s loan portfolio and other interest earning assets. The Company’s core deposits increased to $1.081 billion at September 30, 2020. Management anticipates that a stable base of deposits will be the Company’s primary source of funding to meet both its short-term and long-term liquidity needs in the future. The Company held $45.4 million in brokered deposits at September 30, 2020, compared to $60.2 million at December 31, 2019.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

September 30,
2020
Three months or less	$57,168
Over three months through six months	47,596
Over six months through twelve months	97,123
Over twelve months	231,780
Total	$433,667

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

September 30,
2020
Three months or less	$32,415
Over three months through six months	29,675
Over six months through twelve months	59,627
Over twelve months	162,872
Total	$284,589

Borrowed Funds

Borrowed funds mainly consist of advances from the FHLB, subordinated debt, and borrowings from the FRB Discount Window under the PPP Liquidity Facility at September 30, 2020 December 31, 2019 borrowed funds mainly consisted of advances from the FHLB and subordinated debt. At September 30, 2020, long-term advances from the FHLB totaled $53.1 million compared to $48.8 million at December 31, 2019. At September 30, 2020, the Company had short-term advances from the FHLB of $21.2 million compared to $48.0 million at December 31, 2019. The Company is required to hold a certain level of FHLB stock in relation to outstanding advance balances. During the second quarter of 2020 the Company was issued over $60 million in borrowings from the FRB Discount Window under the PPP Liquidity Facility in which the loans under the PPP of the SBA originated by the Company have been pledged as collateral. Additionally, during June 2020 the Company acquired an additional $17.6 million in subordinated debt, net of issuance costs.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At September 30, 2020 and December 31, 2019

(Dollars in Thousands)

September 30,		December 31,
2020		2019
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$42,427	1.05%	$9,299	2.04%

Average short term borrowings and average total borrowings increased by $33.1 million, or 356.3%, and $63.3 million, or 113.0%, respectively, and rates paid decreased by .99% and 0.91%, respectively, for the nine months ended September 30, 2020, primarily due to the inclusion of Partners average short term borrowings and Partners average total borrowings.

The Company also has three subordinated notes, having an aggregate principal amount outstanding of $23.9 million. Partners’ majority owned subsidiary, JMC, has a warehouseline of credit with another financial institution in the amount of $3.0 million. (See Note 4 – Credit Facilities of the unaudited consolidated financial statements for the period ended September 30, 2020 for additional information on these subordinated notes and JMC’s warehouse line of credit.).

Capital

At September 30, 2020 stockholders’ equity was $135.9 million, an increase of $5.1 million, or 3.9% from the end of the prior year. This increase during the first nine months of 2020 was due to retained income earned during the period, net of dividends paid during the period, in addition to an increase of $1.4 million in the accumulated other comprehensive income, net of deferred tax expense, on securities available for sale.

The Federal Reserve and other bank regulatory agencies financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital amounts and ratios as of September 30, 2020 and December 31, 2019 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2020 and December 31, 2019 based on the provisions of the Basel III Capital Rules and the minimum required capital levels. Capital levels required to be considered well capitalized are based upon prompt corrective action regulations, as amended, to reflect the changes under the Basel III Capital Rules. (See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.)

Capital Components

Capital Components

At September 30, 2020 and December 31, 2019

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	81,828	12.8%	67,195	10.5%	63,995	10.0%
Virginia Partners Bank	51,045	13.0%	41,085	10.5%	39,129	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,802	11.5%	54,396	8.5%	51,196	8.0%
Virginia Partners Bank	49,599	12.7%	33,259	8.5%	31,303	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	73,802	11.5%	44,796	7.0%	41,597	6.5%
Virginia Partners Bank	49,599	12.7%	27,390	7.0%	25,434	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	73,802	8.0%	37,081	4.0%	46,352	5.0%
Virginia Partners Bank	49,599	9.5%	20,797	4.0%	25,997	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	79,080	12.7%	65,132	10.5%	62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Liquidity Management

Liquidity management involves monitoring the Company’s sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the investment portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company’s market area. The Company’s Federal Funds Sold position averaged $35.7 million during the period ended September 30, 2020 and totaled $34.3 million at September 30, 2020, as compared to an average of $9.3 million during the year ended December 31, 2019 and a year-end position of $31.2 million at December 31, 2019. The Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At September 30, 2020, advances available totaled approximately $373.8 million of which $74.3 million had been drawn, or used for letters of credit. At December 31, 2019, advances available totaled approximately $308.6 million of which $96.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company’s performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

SUPERVISION AND REGULATION

The following information is intended to update, and should be read in conjunction with, the information contained under the caption “Supervision and Regulation” in the Company’s 2019 Annual Report on Form 10-K and the supplement related thereto contained under the same caption in the the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 filed with the SEC on May 15, 2020 and June 30, 2020 filed with the SEC on August 13, 2020.

The CARES Act

On March 27, 2020, the CARES Act was passed by Congress and signed into law by the President of the United States. The CARES Act provided for approximately $2.2 trillion in direct economic relief in response to the public health and economic impacts of COVID-19. Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company, Delmarva and Partners. These programs have been  implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Federal Reserve and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company, Delmarva and Partners. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs, as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation, including new bills comparable in scope to the CARES Act, prior to the end of 2020.

Set forth below is a brief overview of select provisions of the CARES Act and  other regulations and supervisory guidance related to the COVID-19 pandemic that are applicable to the operations and activities of the Company and its subsidiaries, including both Delmarva and Partners. The following description is qualified in its entirety by reference to the full text of the CARES Act and the statutes, regulations, and policies described herein. Future legislation and/or amendments to the provisions of the CARES Act or changes to any of the statutes, regulations, or regulatory policies applicable to the Company and its subsidiaries could have a material effect on the Company Such legislation and related regulations and supervisory guidance will be implemented over time and will remain subject to review by Congress and the implementing regulations issued by federal regulatory authorities. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic.

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

Off-Balance Sheet Arrangements

With the exception of the Company’s obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

Accounting Standards Update

See Note 15-Recent Accounting Pronouncements of the unaudited consolidated financial statements for the nine months ended September 30, 2020 for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rule 15d-15(f) that occurred during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

From time to time the Company, Delmarva and Partners are a party to various litigation matters incidental to the conduct of their respective businesses. The Company, Delmarva and Partners are not presently party to any legal proceedings the resolution of which the Company, Delmarva and Partners believes would have a material adverse effect on their respective businesses, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 1A.    RISK FACTORS.

During the three months ended September 30, 2020, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2019 Annual Report on Form 10-K and under Part II, Item 1A. “Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBIT

2.1	Agreement and Plan of Share Exchange, dated as of December 13, 2018, between Partners Bancorp and Virginia Partners Bank (1)
2.1.1	Second Amendment, dated as of August 13, 2019, to Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Partners Bancorp and Virginia Partners Bank (2)
3.1	Articles of Incorporation of Partners Bancorp (3)
3.1.1	Amendment to the Articles of Incorporation of Delmar Bancorp, dated December 20, 2019 (4)
3.1.2	Amendment to the Articles of Incorporation of Partners Bancorp, effective as of August 19, 2020 (5)
3.2	Bylaws of Partners Bancorp, effective as of August 19, 2020 (6)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference to Exhibit 2.1 to The Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019.
(2)	Incorporated by reference to Exhibit 2.1 to The Company’s Current Report on Form 8-K filed on August 30, 2019.
(3)	Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to The Company’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on May 10, 2019.
(4)	Incorporated by reference to Exhibit 3.1 to The Company’s Current Report on Form 8-K filed on December 20, 2019.
(5)	Incorporated by reference to Exhibit 3.1.2 to The Company’s Current Report on Form 8-K filed on August 20, 2020.
(6)	Incorporated by reference to Exhibit 3.2 to The Company’s Current Report on Form 8-K filed on August 20, 2020.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Bancorp (Registrant)

Date: November 13, 2020	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2020	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)