Form 10-K
period 2020-12-31
PARTNERS BANCORP
filed 2021-03-30
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 001-39285

Partners Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52-1559535
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2245 Northwood Drive, Salisbury, Maryland	21801
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code (410)-548-1100

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒	Smaller Reporting Company ☒	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2020, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $66,035,182 based on the closing price of $6.57 per share on the Nasdaq Capital Market on that date.

As of March 30, 2021, there were 17,726,648 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated by Reference:

None.

PART I

Item 1. Business.

General Information

Partners Bancorp. Partners Bancorp (the “Company”) is a Maryland chartered corporation and a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company holds all of the issued and outstanding shares of common stock of The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners” and, together with Delmarva, the “Affiliate Banks”). The Company was incorporated as Delmar Bancorp on January 6, 1988 under the general corporation law of Maryland for the purpose of becoming a bank holding company, and changed its name to Partners Bancorp effective on August 19, 2020. Partners is a commercial bank which was organized under the laws of the Commonwealth of Virginia and commenced regular operations on July 8, 2008. The Company acquired Partners on November 15, 2019 through an exchange of shares in an all-stock transaction (the “Share Exchange”) pursuant to which each share of Partners common stock was exchanged for 1.7179 shares of the Company common stock. Options and warrants to acquire Partners common stock were assumed by the Company and converted into options and warrants to acquire shares of the Company common stock.

The Company has no direct subsidiaries other than Delmarva and Partners. The principal executive office of the Company is located at 2245 Northwood Drive, Salisbury, Maryland 21801.

Since commencing operations, the Company’s business has consisted primarily of managing and supervising Delmarva and Partners and its principal source of income has been revenues generated by Delmarva and Partners. The Company anticipates that going forward its business will continue to consist primarily of managing and supervising the Affiliate Banks and that its principal source of income will be revenues generated by the Affiliate Banks.

The Company provides various services to the Affiliate Banks which include, but are not limited to, management assistance, internal auditing services, compliance management, financial reporting and training, and vendor management support.

The Bank of Delmarva. Delmarva, a community oriented financial institution, was established in Maryland in 1896, reorganized as a national bank in 1996, and reorganized as a Delaware state chartered bank in 2003. Delmarva provides a broad range of commercial and consumer banking services to individuals, small and medium-sized businesses and professionals in Southern New Jersey and the eastern shore regions of Maryland and Delaware, including Sussex County, Delaware, Wicomico County, Maryland and Worcester County, Maryland. Delmarva currently operates 14 full service banking offices, located in Delmar, Salisbury and Ocean City, Maryland and Laurel, Dagsboro Rehoboth, Delaware, and Cherry Hill, Evesham and Moorestown, New Jersey, along with 16 automated teller machines (“ATMs”). In March 2018, the Company completed its acquisition of Liberty Bell Bank through a merger with Delmarva, with Delmarva being the surviving entity. Through the merger, Delmarva gained the branches in Cherry Hill, Evesham and Moorestown, New Jersey, which are operated under the name Liberty Bell Bank, a Division of The Bank of Delmarva. Delmarva’s main office is located at 910 Norman Eskridge Highway, Seaford, Delaware.

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

Business Strategy

The Company is a multi-bank holding company, whose wholly-owned subsidiaries are The Bank of Delmarva and Virginia Partners Bank. Combined, these banks make the Company a $1.5 billion company, serving customers from southern New Jersey and Delaware, into Maryland and Virginia.

As member banks of the "Affiliate Bank" model, the Company’s Affiliate Banks employ hundreds of people and invest millions of dollars into their local economies. Ultimately, the Company’s community banks put families into homes, send kids to college, and provide critical financial support to allow "Main Street businesses" to prosper.

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

It is a strategic goal of the Company to add additional affiliate banks to the Company, to create a connected marketplace in the greater mid-Atlantic region.

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

Market Area and Deposit Share

Delmarva’s primary market area consists of Sussex County, Delaware, Wicomico County, Maryland, Worcester County, Maryland, Camden County, New Jersey and Burlington County, New Jersey and contiguous counties in Maryland, Delaware and New Jersey. As of June 30, 2020, Delmarva had the third highest level of deposits of banks active in the Salisbury MD-DE MSA, excluding a large credit card bank which reports all of its deposits in the market. Delmarva’s market share in the Philadelphia—Camden—Wilmington, Pennsylvania, New Jersey, Delaware, Maryland is less than 0.1%.

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

The Washington-Arlington-Alexandria, DC-VA-MD-WV MSA, where all of Partners branches are located, had a combined deposit market of $314 billion as of June 30, 2020. Partners was ranked 35th out of 72 financial institutions, with total deposits of $416 million as of June 30, 2020. In Fredericksburg City, Virginia, Partners was ranked 2nd, with a

17.69% market share, as of June 30, 2020. In Spotsylvania County, Virginia, Partners was ranked 8th, with a 2.76% market share, as of June 30, 2020. In Charles County, Maryland, Partners was ranked 9th, with a 2.29% market share, as of June 30, 2020.

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

Both Delmarva and Partners differentiate themselves from their competitors through superior customer service and responsiveness with accountability to a local management team, board of directors and advisory board. The Company believes that its multi-bank model permits its Affiliate Banks to maintain their character as community banks and the close relationships they maintain with their customers and communities, while affiliating with a larger organization that can provide more sophisticated technology and products, access to capital and support and guidance from partnered institutions.

Risk Management

The Company believes that effective risk management is of primary importance. Risk management refers to the activities by which the Company identifies, measures, monitors, evaluates and manages the risks its faces in the course of its banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. The Company’s and the Affiliate Banks’ boards of directors and management teams have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and infrastructure capable of addressing the evolving risks the Company faces, as well as the changing regulatory and compliance landscape. The Company’s risk management approach employs comprehensive policies and processes to establish robust governance. The Company believes a disciplined and conservative underwriting approach has been the key to its strong asset quality.

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

Through its Affiliate Banks, the Company’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations. The Affiliate Bank’s management, lending officers and credit administration team emphasize a strong risk management culture supported by comprehensive policies and procedures for credit underwriting, funding and administration that the Affiliate Banks believe have enabled them to maintain sound asset quality. The underwriting methodology emphasizes establishing and monitoring strong overall cash flow throughout a customer’s business operations, appropriate loan-to-value ratios, full or partial guarantors when deemed necessary, and/or strong tertiary sources of re-payment. The Affiliate Banks’ tiered underwriting structure includes progressive levels of individual loan authority, concurrent authority and senior loan committee approval. The Affiliate Banks’ loan review function performs regular internal loan reviews and identifies early warning indicators to proactively monitor the loan portfolio. Asset quality is regularly reported to, and monitored by, the Company’s board.

Each of the Affiliate Banks’ lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in its level of capital. At December 31, 2020, Delmarva had a legal lending limit of $13.3 million. At December 31, 2020, Delmarva’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $534 thousand and $145 thousand, respectively. At December 31, 2020, Partners had a legal lending limit of $7.8 million. At December 31, 2020, Partner’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $675 thousand and $93 thousand, respectively.

Concentrations of Credit Risk. Most of the Company’s lending is conducted with businesses and individuals in eastern shore regions of Maryland and Delaware and in southern New Jersey (through Delmarva) and Fredericksburg, Virginia, Charles County, Maryland and Anne Arundel County, Maryland (through Partners). The Company’s loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $644.5 million and constituted 62.20% of total loans as of December 31, 2020, and 1-4 family residential real estate loans, which totaled $199.3 million and constituted 19.3% of total loans as of December 31, 2020. The geographic concentration of the Company’s loans subjects its business to the general economic conditions within that market area. The Share Exchange with Partners somewhat reduced the geographic concentration of Delmarva’s loans, but Delmarva’s current and prospective market areas are largely affected by the same general economic factors that affect Partners. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. The Company’s management believes the allowance for loan losses of each Affiliate Bank is adequate to cover probable incurred losses in the loan portfolios of each respective Affiliate Bank as of December 31, 2020.

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

Delmarva has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2020, Delmarva’s non-owner-occupied commercial real estate loan portfolio constituted 225.5% of capital and its construction, land development and land loans constituted 65.7% of capital.

Partners has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2020, Partners’ non-owner-occupied commercial real estate loan portfolio constituted 189.4% of capital and its construction, land development and land loans constituted 35.7% of capital.

Employees

As of December 31, 2020, the Company had approximately 220 full-time equivalent employees. The Company believes that its employee relations are good.

Supervision and Regulation

The Company’s and the Affiliate Banks’ business and operations are subject to extensive federal and state governmental regulation and supervision. The following is a brief summary of certain statutes and rules and regulations that affect or will affect us. This summary is not complete, and the Company refers you to the particular statutory or regulatory provisions or proposals for more information. Because regulation of financial institutions changes regularly and is the subject of constant legislative and regulatory debate, the Company cannot forecast how federal and state regulation and supervision of financial institutions may change in the future and affect the operations of the Company and the Affiliate Banks. Supervision, regulation, and examination by the regulatory agencies are intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than shareholders.

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

The Dodd-Frank Act implemented far-reaching changes across the financial regulatory landscape, including changes that have significantly affected the business of all bank holding companies and banks, including the Company and the Affiliate Banks. Some of the rules that have been proposed and, in some cases, adopted to comply with the Dodd-Frank Act's mandates are discussed further below. In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. While the EGRRCPA maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion as well as for larger banks with assets above $50 billion. In addition, the EGRRCPA included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking agencies retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

The Company continues to experience ongoing regulatory reform. These regulatory changes could have a significant effect on how the Company and the Affiliate Banks conduct their businesses, including increased compliance costs and other adverse effects on the business, financial condition and results of operations of the Company and the Affiliate Banks. The specific implications of potential regulatory reforms cannot yet be fully predicted and will depend to a large extent on the specific regulations that are to be adopted in the future. Certain aspects of the Dodd-Frank Act and the EGRRCPA are discussed in more detail below.

CARES Act and the PPP.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020 to provide economic relief in response to the public health and economic impacts of a novel strain of coronavirus disease (“COVID-19”). Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Affiliate Banks. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Small Business Administration (the “SBA”), the Federal Reserve, and other federal bank regulatory authorities, including those with direct supervisory jurisdiction over the Company and the Affiliate Banks. Furthermore, as the COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance and regulations with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. The Company continues to assess the impact of the CARES Act, the potential impact of new COVID-19 legislation, and other statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.

The CARES Act amended the SBA’s 7(a) loan program, in which the Affiliate Banks participate, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In December 2020, Congress revived the PPP and allocated additional PPP funds for 2021. As a result, the SBA is anticipated to review and modify prior guidance and promulgate new regulations and guidance to conform with and implement the new provisions during the first quarter of 2021. As participating PPP lenders, the Affiliate Banks continue to monitor legislative, regulatory, and supervisory developments related thereto.

The American Rescue Plan. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (the “American Rescue Plan”) to provide additional relief and address the ongoing COVID-19 pandemic.  The American Rescue Plan allocates $1.9 trillion in funding for a multitude of programs addressing the national economy, public health, state and local governments, individuals, and businesses.  These programs include, among others, (i) small business assistance, including modification and expansion of the PPP, (ii) extension of unemployment benefits and related services, (iii) tax relief related to unemployment compensation, (iv) a maximum tax recovery rebate of $1,400 per eligible individual, and (v) the expansion and modification of certain tax credits, including the child tax credit and the earned income tax credit. Guidance related to these programs will be developed by the responsible federal agencies as new information becomes available and additional program details are finalized.  At this time, the Company cannot predict what impact, if any, the American Rescue Plan will have on its operations.  The Company continues to monitor developments related to the American Rescue Plan.

The Company. The Company is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the “BHC Act”) and subject to regulation and supervision by the Federal Reserve. The BHC Act and other federal laws subject bank holding companies to restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations and unsafe and unsound banking practices. As a bank holding company, the Company is required to file with the Federal Reserve an annual report and such other additional information as the Federal Reserve may require pursuant to the BHC Act. The Federal Reserve may also examine the Company and each of its subsidiaries.

The BHC Act requires approval of the Federal Reserve for, among other things, a bank holding company’s direct or indirect acquisition of control of more than 5% of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHC Act generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least five years old, the Federal Reserve may approve the acquisition. In April 2020, the Federal Reserve adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHCA, and providing greater transparency on the types of relationships that the Federal Reserve generally views as supporting a determination of control.

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

Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on any extensions of credit to a bank holding company or any of its subsidiaries, or investments in the stock or other securities thereof, and on the taking of such stock or securities as collateral for loans to any borrower. Further, a bank holding company and any subsidiary bank are prohibited from engaging in tie-in arrangements in connection with the extension of credit. A subsidiary bank may not extend credit, lease or sell property, or furnish any services, or fix or vary the consideration for any of the foregoing on the condition that: (i) the customer obtain or provide some additional credit, property or services from or to such bank other than a loan, discount, deposit or trust service; (ii) the customer obtain or provide some additional credit, property or service from or to the Company or any of its subsidiaries; or (iii) the customer not obtain some other credit, property or service from competitors, except for reasonable requirements to assure the soundness of credit extended.

The Gramm-Leach-Bliley Act (the “GLB Act”) allows a bank holding company or other company to elect to become a financial holding company, which would allow that company to engage in activities that are financial in nature, that are incidental to such activities, or are complementary to such activities. The GLB Act enumerates certain activities that are deemed financial in nature, such as underwriting insurance or acting as an insurance principal, agent or broker, underwriting, dealing in or making markets in securities, and engaging in merchant banking under certain restrictions. It also authorizes the Federal Reserve to determine by regulation what other activities are financial in nature, or incidental or complementary thereto. The Company has not elected financial holding company status.

The Federal Deposit Insurance Act (the “FDIA”) and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, like the Company, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of Delmarva and Partners.

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

As a Maryland corporation, the Company is subject to limitations on and requirements for its activities. For example, state law restrictions include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

The Affiliate Banks. Delmarva is a Delaware chartered commercial bank and a member of the Federal Reserve System (a “state member bank”) whose accounts are insured by the DIF of the FDIC up to the maximum legal limits. Delmarva is subject to regulation, supervision and regular examination by the State Bank Commissioner of the State of Delaware (the “Delaware Commissioner”) and the Federal Reserve.

Partners is a Virginia chartered commercial bank and also a state member bank whose accounts are insured by the DIF of the FDIC up to the maximum legal limits. Partners is subject to regulation, supervision and regular examination by the Bureau of Financial Institutions of the State Corporation Commission of the Commonwealth of Virginia (the “Virginia Bureau”) and the Federal Reserve.

The regulations of these various agencies govern most aspects of Delmarva’s and Partners’ businesses, including required reserves against deposits, loans, investments, mergers and acquisitions, borrowing, dividends and location and number of branch offices. The laws and regulations governing the Affiliate Banks generally have been promulgated to protect depositors and the DIF, and not for the purpose of protecting shareholders. Competition among commercial banks, savings and loan associations, and credit unions has increased following enactment of legislation, which greatly expanded the ability of banks and bank holding companies to engage in interstate banking or acquisition activities.

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

As of December 31, 2020, the Affiliate Banks met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as either of the Affiliate Banks or the Company. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”). To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. A bank that elects the CBLRF and has a leverage ratio greater than 9.0% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8.0% (a bank will be deemed “well capitalized” during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). The federal banking regulatory agencies issued an interim final rule in April 2020 to implement certain provisions of the CARES Act that temporarily modified the minimum leverage ratio requirements of the CBLRF. The minimum leverage ratio requirement was reduced from 9 percent to 8 percent for the second through fourth quarters of 2020 and 8.5 percent through 2021. Neither the Company nor the Affiliate Banks have elected to use the CBLRF.

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

In August 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Affiliate Banks remains subject to the regulatory capital requirements described above.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution which is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2020, both Affiliate Banks were considered “well capitalized.”

Limits on Dividends.  The Company, as a Maryland corporation, is a legal entity that is separate and distinct from the Affiliate Banks. A significant portion of the revenues of the Company result from dividends paid to it by the Affiliate Banks. Both the Company and the Affiliate Banks remain subject to laws and regulations that limit the payment of dividends, including limits on the sources of dividends and requirements to maintain capital at or above regulatory minimums. In particular, Federal Reserve supervisory guidance indicates that the Federal Reserve may have safety and soundness concerns if a bank holding company pays dividends that exceed earnings for the period in which the dividend is being paid. Further, the FDIA prohibits insured depository institutions such as the Affiliate Banks from making capital distributions, including paying dividends, if, after making such distribution, the institution would become undercapitalized as defined in the statute. The Company does not expect that any of these laws, regulations or policies will materially affect the ability of the Company or the Affiliate Banks to pay dividends.

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

As a result of the volatility and instability in the financial system in recent years, Congress, the bank regulatory authorities and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations.

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

FDIC Insurance. The deposits of the Affiliate Banks are insured by the DIF of the FDIC up to the standard maximum insurance amount for each deposit insurance ownership category. The basic limit on FDIC deposit insurance coverage is $250,000 per depositor. Under the FDIA, the FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations as an insured institution, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC, subject to administrative and potential judicial hearing and review processes. The FDIC may also suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance if the institution has no tangible capital. If deposit insurance is terminated, the deposits at the institution at the time of termination, less subsequent withdrawals, shall continue to be insured for a period from six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Affiliate Banks’ deposit insurance.

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2.0% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2.0% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10.0 billion in assets). At December 31, 2020, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10.0 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2020, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

At September 30, 2019, the reserve ratio was 1.41 percent. Banks with less than $10 billion in total consolidated assets are eligible for credits to offset the portion of their assessments that helped to raise the reserve ratio to 1.35 percent. The FDIC automatically applies these credits to reduce an eligible bank’s regular DIF assessment up to the entire amount of the assessment. The FDIC will remit any such remaining credits in a lump sum to the appropriate bank following application to the bank’s regular DIF assessment for four quarterly assessment periods. Delmarva was awarded credits of $176 thousand, all of which was used to offset its DIF assessment in the third and fourth quarters of 2019; Partners was awarded credits of $94 thousand, of which $55 thousand was used to offset its DIF assessment in the third and fourth quarters of 2019 and $39 thousand was used to offset its DIF assessment in the first quarter of 2020. All available credits were used at the end of the year ended December 31, 2020.

In June 2020, the FDIC adopted a final rule that generally removes the effect of PPP lending when calculating a bank’s deposit insurance assessment by providing an offset to the bank’s total assessment amount for the increase in the assessment base attributable to the bank’s participation in the PPP. This final rule began applying to FDIC deposit insurance assessments during the second quarter of 2020.

Concentration and Risk Guidance. The federal banking agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements. Delmarva adheres to the practices recommended in this guidance.

Additionally, the federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have: (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions, which are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC is undertaking a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules become effective on April 1, 2021. Neither the Company nor the Affiliate Banks anticipate any material impact at this time from the new rule.

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

Temporary BSA Reporting Relief. The U.S. Department of the Treasury’s Financial Crimes Enforcement Network (“FinCEN”) provided targeted relief from certain BSA reporting requirements and provided updated guidance to financial institutions on complying with such requirements during COVID-19. Specifically, FinCEN (i) granted targeted relief to financial institutions participating in the PPP, stating that PPP loans to existing customers will not require re-verification under applicable BSA requirements, unless re-verification is otherwise required under the financial institution’s risk-based BSA compliance program, (ii) acknowledged that there may be “reasonable delays in compliance” due to COVID-19, and (iii) temporarily suspended implementation if its February 2020 ruling, which would have entailed significant changes to currency transaction reporting filing requirements for transactions involving sole proprietorships and entities operating under a “doing business as” or other assumed name. The Company and the Affiliate Banks continue to monitor developments related to FinCEN’s targeted and temporary relief measures.

Office of Foreign Assets Control. The United States has imposed economic sanctions that affect transactions with designated foreign countries, foreign nationals and others, which are administered by the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”). The OFAC-administered sanctions targeting countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on a “U.S. person” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of a sanctioned country have an interest by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g., property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences.

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

Incentive Compensation. The Federal Reserve, the Office of the Comptroller of the Currency and the FDIC have issued regulatory guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Federal Reserve will review, as part of the regular, risk-focused examination process, the incentive compensation arrangements of banking organizations, such as the Company, that are not “large, complex banking organizations.” The findings will be included in reports of examination, and deficiencies will be incorporated into the organization’s supervisory ratings. Enforcement actions may be taken against a banking organization if its incentive compensation arrangements, or related risk-management control or governance processes, pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. At this time, the Company cannot predict what impact, if any, the final rule will have on its operations.

Volcker Rule. The Volcker Rule under the Dodd-Frank Act prohibits bank holding companies and their subsidiary banks from engaging in proprietary trading except in limited circumstances, and places limits on ownership of equity investments in private equity and hedge funds. The EGRRCPA exempted all banks with less than $10 billion in assets (including their holding companies and affiliates) from the Volcker Rule, provided that the institution has total trading assets and liabilities of 5.0% or less of total assets, subject to certain limited exceptions. On July 9, 2019,  the federal banking agencies along with the Commodity Futures Trading Commission and the SEC issued a final rule to exclude community banks, like the Affiliate Banks, from the application of the Volcker Rule.

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

Stress Testing. As required by the Dodd-Frank Act, the federal banking agencies implemented stress testing requirements for certain financial institutions, including bank holding companies and state-chartered banks, with more than $10 billion in total consolidated assets. The EGRRCPA subsequently raised the asset thresholds for company-run stress testing and mandatory stress testing conducted by the Federal Reserve to $50 billion and $100 billion, respectively. Although these requirements do not apply to the Company or the Affiliate Banks, the federal banking agencies emphasize that all banking organizations, regardless of size, should have the capacity to analyze the potential effect of adverse market conditions or outcomes on the organization’s financial condition. Based on existing regulatory guidance, the Company will be expected to consider the institution’s interest rate risk management, commercial real estate loan concentrations and other credit-related information, and funding and liquidity management during this analysis of adverse market conditions or outcomes.

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

Although these laws and programs impose compliance costs and create privacy obligations and, in some cases, reporting obligations, and compliance with all of the laws, programs, and privacy and reporting obligations may require significant resources of the Company, these laws and programs do not materially affect the Company’s products, services or other business activities.

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

In particular, in March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Company fails to observe the regulatory guidance, it could be subject to various regulatory sanctions, including financial penalties. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers. If the Company fails to meet the expectations set forth in the federal banking agencies’ regulatory guidance, it could be subject to various regulatory actions and any remediation efforts may require significant resources of the Company.

Future Regulation.  From time to time, various legislative and regulatory initiatives are introduced in Congress and state legislatures, as well as by regulatory agencies. Such initiatives may include proposals to expand or contract the powers of bank holding companies and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, and, if enacted, the effect that it, or any implementing regulations, would have on the financial condition or results of operations of the Company or the Affiliate Banks. A change in statutes, regulations or regulatory policies applicable to the Company or any of its subsidiaries could have a material effect on our business.

Filings with the SEC

The Company files annual, quarterly, and current reports under the Exchange Act with the SEC. These reports and this Form 10-K are posted and available at no cost on the Company’s investor relations website, partnersbancorp.com/investor-relations, as soon as reasonably practicable after the Company files such documents with the SEC. The information contained on the Company’s website is not a part of this Form 10-K or of any other filing with the SEC. The Company’s filings with the SEC are also available through the SEC’s website at http://www.sec.gov.

Item 1A. Risk Factors.

An investment in the Company’s securities involves risks and uncertainties. Below are the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, and financial condition. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this Annual Report on Form 10-K, please see “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to the Company’s business and operations in the future. Impacts to the Company’s business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of the Company’s workforce to home locations, decreases in customer traffic in branches, and increases in requests for and the making of loan modifications. The Company anticipates that additional future impacts to its business may include further increases in customers’ inability to make scheduled loan payments and increases in requests for forbearance. Further, loan payment deferment programs implemented by the Company or under government stimulus programs, like the Paycheck Protection Program of the Small Business Administration, may mask credit deterioration in the Company’s loan portfolio by making less applicable standard measures of identifying developing financial weakness in a client or portfolio, such as past due monitoring and non-accrual assessments. To the extent that commercial and social restrictions remain in place or increase, the Company’s expenses, delinquencies, charge-offs, foreclosures and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s allowance for credit losses, which would lead to increases in the provision for credit losses and related declines in the Company’s net income.

Unfavorable economic conditions and increasing unemployment figures may also make it more difficult for the Company to maintain deposit levels and loan origination volume and to obtain additional financing. Furthermore, such conditions may cause the value of the Company’s investment portfolio and of collateral associated with its existing loans to decline.

While the Company has taken and is continuing to take precautions to protect the safety and well-being of its employees and customers, no assurance can be given that the steps being taken will be deemed to be adequate or appropriate, nor can the Company predict the level of disruption which will occur to its employee's ability to provide customer support and service. The continued or renewed spread of COVID-19 could negatively impact the availability of key personnel necessary to conduct the Company’s business, the business and operations of the Company’s third-party service providers who perform critical services for the Company’s business, or the businesses of many of the Company’s customers and borrowers.

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on the Company’s business are, without limitation:

●	the pandemic’s course and severity, including the impact related to the distribution and effectiveness of the COVID-19 vaccines;
●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as current temporary or required continuing moratoria and other suspensions of collections, foreclosures, and related obligations;
●	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
●	the long-term effect of the economic downturn on the Company’s intangible assets such as its deferred tax asset and goodwill;

●	potential longer-term effects of increased government spending on the interest rate environment and borrowing costs for non-governmental parties;
●	the ability of the Company’s employees to work effectively during the course of the pandemic;
●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
●	the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increase in the Company employees and customers handling their banking interactions remotely from home, recent government-sponsored lending programs like the Paycheck Protection Program, or otherwise;
●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
●	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Maryland, Virginia, Delaware, and New Jersey.

If the COVID-19 pandemic results in a continuation or worsening of current economic conditions and commercial environments, our business, financial condition and results of operations could be materially adversely affected. Additional ongoing and potential risks and effects related to the COVID-19 pandemic are discussed in the other risk factors contained in this report.

Changes in interest rates could adversely impact the Company’s financial condition and results of operations.

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In an emergency measure aimed at blunting the economic impact of COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between 0%-0.25% on March 15, 2020.If the Federal Reserve decreases the targeted federal funds rates further in response to the economic effects of COVID-19, overall interest rates will likely decline, which may negatively impact our net interest income. Alternatively, if the COVID-19 outbreak abates and general economic conditions improve, the Federal Reserve may determine to increase the targeted federal funds rates and overall interest rates will likely rise, which will positively impact our net interest income, but may negatively impact the housing market by reducing refinancing activity, new home purchases, commercial lending activity, and the U.S. economy.

Any substantial, unexpected or prolonged change in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

The earnings of financial services companies are significantly affected by general business and economic conditions.

The Company’s operations and profitability are impacted by general business and economic conditions in the United States and abroad. These conditions include short-term and long-term interest rates, inflation, money supply, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. In addition, geopolitical developments, international trade disputes, public health crises, such as the COVID-19 pandemic, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of economic conditions on a local, national, and global scale. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations.

If the Company has higher loan losses than it has allowed for, the Company’s earnings could materially decrease.

The Company maintains an allowance for loan losses, which is a reserve established through a provision for loan losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for loan losses. In addition, bank regulatory agencies periodically review the allowance for loan losses and may require an increase in the provision for loan losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for loan losses, the Company will need additional provisions to increase the allowance for loan losses. Any increases in the allowance for loan losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, and Maryland and the Commonwealth of Virginia.

The Company’s success depends primarily on the general economic conditions of the States of Delaware, New Jersey and Maryland and the Commonwealth of Virginia, and the specific local markets in which Delmarva and Partners operate. Unlike larger national or other regional banks that are more geographically diversified, the Affiliate Banks have relatively compact geographic footprints. Delmarva provides banking and financial services to customers primarily in the eastern regions in Delaware and Maryland and in the Camden and Burlington counties of New Jersey. Partners serves the communities in and around the Greater Fredericksburg, Virginia area and Anne Arundel County and the three counties of Southern Maryland. The local economic conditions in these areas have a significant impact on the demand for the Affiliate Banks’ products and services, as well as the ability of the Affiliate Banks’ customers to repay loans, the value of the collateral securing the loans, and the stability of the Affiliate Banks’ deposit funding sources. Like most states and local economies, these areas have been significantly impacted by the COVID-19 pandemic and related governmental and societal actions. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, including the continuation of the on-going COVID-19 pandemic, could impact these local economic conditions and, in turn, have a material adverse effect on the Affiliate Banks’, and therefore the Company’s, financial condition and results of operations.

Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase and future downturns in the local real estate market or economy could adversely affect its earnings.

Commercial real estate and commercial loans generally have more inherent risk than residential real estate loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers. A future downturn in the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Furthermore, it may be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above our historical experience, which could adversely affect the Company’s future performance.

The severity and duration of a future economic downturn and the composition of the Company’s loan portfolio could impact the level of loan charge-offs and provision for loan losses and may adversely affect the Company’s net income or loss.

Lending money is a substantial part of the Company’s businesses. However, every loan that the Company makes carries a certain risk of non-payment. The Company cannot assure that its allowance for loan losses will be sufficient to absorb actual loan losses. The Company also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for loan losses in the future.

Although the Company evaluates every loan that it makes against its underwriting criteria, the Company may experience losses by reasons of factors beyond its control, including from occurrences and circumstances unrelated to the underwriting criteria applied to a particular borrower, such as the current COVID-19 outbreak, which has a high potential for negative impact on financial markets generally as well as the local markets in which we conduct business.. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of the Company’s borrowers.

The Company determines the adequacy of its allowance for loan losses by considering various factors, including:

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

Local economic conditions could impact the Company’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities that the Company serves. Weakness in the market areas served by the Company could depress its earnings and, consequently, its financial condition because:

●	Borrowers may not be able to repay their loans
●	The value of the collateral securing the Company’s loans to borrowers may decline
●	The quality of the Company’s loan portfolio may decline

Although, based on the aforementioned procedures implemented by the Company, management believes the current allowance for loan losses is adequate, the Company may have to increase its provision for loan losses should local economic conditions deteriorate which could negatively impact the Company’s business, financial condition and results of operations.

Changes in real estate values may adversely impact the Company’s loans that are secured by real estate.

A significant portion of the Company’s loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated within the local markets served by Delmarva and Partners. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, as well as other factors outside of our control such as natural disasters, geopolitical events, and public health crises (like the current COVID-19 pandemic). If real estate prices decline, particularly in the Company’s market area, the value of the real estate collateral securing the Company’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company’s ability to pay dividends depends primarily on receiving dividends from the Affiliate Banks, which is subject to regulatory limits on such bank’s performance.

The Company is a bank holding company and its operations are conducted by its subsidiaries, Delmarva and Partners. The Company’s ability to pay dividends depends on its receipt of dividends from Delmarva and Partners. Dividend payments from Delmarva and Partners are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Delmarva or Partners to pay dividends is also subject to their profitability, financial condition, capital requirements, and their respective cash flow requirements. There is no assurance that Delmarva or Partners will be able to pay dividends in the future or that the Company will generate adequate cash flow from Delmarva and Partners to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock.

For additional information, please see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Competition from other traditional and nontraditional financial institutions and service providers may adversely affect the Company’s profitability.

The banking business is highly competitive. The Company competes as a financial intermediary with commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in their respective markets, as well as nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The Company’s profitability depends upon its continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in its market areas and others of which maintain only a virtual presence.

Many of the Company’s competitors have substantially greater resources and lending limits than the Company has, and offer certain services, such as extensive and established branch networks and trust services, that the Company does not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in their respective market areas have access to borrowed funds at lower cost than will be available to the Company. The Company’s failure to compete effectively in its markets could restrain the Company’s growth or cause it to lose market share, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences, natural disasters, geopolitical events, and public health crises (such as the current COVID-19 pandemic) may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company is subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect the Company’s profitability.

The nature of the Company’s business makes them sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations. In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Recently implemented changes include requirements that the Company record the value of and liabilities relating to operating leases on its balance sheet. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that the Company calculate the allowance for loan losses on the basis of the current expected credit losses over the lifetime of our loans, or the CECL model, which is expected to be applicable to us beginning in 2023, and may result in increases in its allowance for loan losses and future provisions for loan losses.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current accounting principles generally accepted in the United States (“GAAP”), which delays recognition until it is probable a loss has been incurred. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines its allowance for loan losses, and could require it to significantly increase its allowance. Moreover, the CECL model may create more volatility in the level of the allowance for loan losses. If the Company is required to materially increase the level of its allowance for loan losses for any reason, such increase could adversely affect its capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on the Company’s business, financial condition, results of operations and stock price.

The soundness of other financial institutions may adversely affect the Company.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems. The economic volatility resulting from the current COVID-19 pandemic could, as similar events in the past have, result in similar defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Market volatility may have materially adverse effects on the Company’s liquidity and financial condition.

The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Moreover, the current COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries (including businesses and industries in the geographies served by our Affiliate Banks) and has caused a significant amount of market disruption and volatility. The extent of the impact of the current COVID-19 pandemic on our liquidity and financial condition will depend on certain developments, including the duration and spread of the outbreak, the impact to our customers, employees and vendors, and the impact to the financial services and banking industry and the economy as a whole – all of which are uncertain and cannot be predicted at this time. If the market disruption and volatility associated with COVID-19 continues, there can be no assurance that the Company will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

Any future acquisitions by the Company could dilute shareholder ownership and may cause it to become more susceptible to adverse economic events.

The Company may use its common stock to acquire other companies. The Company may issue additional shares of common stock to pay for future acquisitions, which would dilute current investors’ ownership interest in the Company. Future business acquisitions could be material to the Company, and the degree of success achieved in acquiring and integrating these businesses into the Company could have a material effect on the value of the Company’s common stock. In addition, any acquisition could require it to use substantial cash or other liquid assets or to incur debt. In those events, the Company could become more susceptible to economic downturns and competitive pressures.

Maryland business corporation law and various anti-takeover provisions under the Company’s articles could impede the takeover of the Company.

Various Maryland laws affecting business corporations may have the effect of discouraging offers to acquire the Company, even if the acquisition would be advantageous to shareholders. In addition, the Company has various anti-takeover measures in place under its articles of incorporation and bylaws, including a staggered Board of Directors, and the absence of cumulative voting. Any one or more of these measures may impede the takeover of the Company without the approval of the Board of Directors and may prevent shareholders from taking part in a transaction in which they could realize a premium over the current market price of the Company common stock.

If the Company concludes that the decline in value of any of its investment securities is an other-than-temporary impairment, the Company is required to write down the value of that security through a charge to earnings.

The Company reviews its investment securities portfolio at each quarter-end to determine whether the fair value is below the current carrying value. When the fair value of any of its investment securities has declined below its carrying value, the Company is required to assess whether the decline is an other-than-temporary impairment. If the Company determines that the decline is an other-than-temporary impairment, it is required to write down the value of that security through a charge to earnings for credit related impairment. Non-credit related reductions in the value of a security do not require a write down of the value through earnings unless the Company intends to, or is required to, sell the security. Changes in the expected cash flows related to the credit related piece of the investment of a security in the Company’s investment portfolio or a prolonged price decline may result in the Company’s conclusion in future periods that an impairment is other than temporary, which would require a charge to earnings to write down the security to fair value. Due to the complexity of the calculations and assumptions used in determining whether an asset has an impairment that is other than temporary, the impairment disclosed may not accurately reflect the actual impairment in the future.

Liquidity risk could impair the Company’s ability to fund operations and meet its obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect the Company’s growth, business, profitability and financial condition.

Liquidity is essential to the Company’s business. Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. The Company requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on its debt obligations as they come due and other cash commitments under both normal operations conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters, including public health crises such as the current COVID-19 pandemic. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated, adverse regulatory actions against the Company, or changes in the liquidity needs of depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting its ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. The Company’s inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on its business, and could result in the closure of the Company or either of the Affiliate Banks. The Company’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect its organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair the Company’s ability to fund operations and meet its obligations as they become due and could have a material adverse effect on its business, financial condition and results of operations.

The Company relies on customer deposits, advances from the Federal Home Loan Bank and brokered deposits to fund its operations. Although the Company has historically been able to replace maturing deposits and advances if desired, including throughout the most recent recession, it may not be able to replace such funds in the future if its financial condition, the financial condition of the Federal Home Loan Bank or market conditions were to change. Federal Home Loan Bank borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that hazardous or toxic substances could be found on these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expense and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations and in turn, the Company’s financial condition, results of operations and stock price.

Financial services companies depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions, the Company may rely on information furnished by or on behalf of customers and counterparties, including financial statements, credit reports, and other financial information. The Company may also rely on representations of those customers, counterparties or other third parties, such as independent auditors, as to the accuracy and completeness of that information. Reliance on inaccurate or misleading financial statements, credit reports, or other financial information could have a material adverse impact on the Company’s business, financial condition and results of operations.

Consumers may decide not to use banks to complete their financial transactions.

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds in brokerage accounts or mutual funds that would have historically been held as bank deposits. Consumers can also complete transactions such as obtaining loans, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of loans, customer deposits and the related income generated from those transactions. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Bank and Bank Holding Company Regulation

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on the Company’s operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company is subject to primary regulation and supervision by the Federal Reserve, Delmarva is subject to primary regulation and supervision by the FDIC and the Delaware Commissioner and Partners is subject to primary regulation by the Federal Reserve and the Virginia Bureau. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The federal, state and local laws and regulations applicable to the Affiliate Banks govern a variety of matters, including permissible types, amounts and terms of loans and investments it may make, the maximum interest rate that may be charged, the amount of reserves it must hold against deposits it takes, the types of deposits it may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and the Affiliate Banks, transactions between the Company and the Affiliate Banks, handling of nonpublic information, restrictions on dividends, establishment of new offices, and the monitoring and reporting of suspicious activity and customers who are perceived to present a heightened risk of money laundering or other illegal activity. The Company and the Affiliate Banks must obtain approval from their regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain the Company’s operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on the Company’s business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including the Affiliate Banks in particular, at a competitive disadvantage compared to non-bank competitors. The Company’s failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

Bank holding companies and financial institutions currently face an uncertain regulatory environment. Applicable laws, regulations, interpretations, enforcement policies and accounting principles have been subject to significant changes in recent years, and may be subject to significant future changes. Future changes may have a material adverse effect on the Company’s business, financial condition and results of operations.

Federal, state and local legislative bodies and regulatory agencies may adopt changes to their laws or regulations or change the manner in which existing regulations are applied. We cannot predict the substance or effect of pending or future legislation or regulation or the application of laws and regulations to us. Compliance with current and potential regulation, as well as regulatory scrutiny, may significantly increase our costs, impede the efficiency of our internal business processes, require the Company to increase its regulatory capital, and limit its ability to pursue business opportunities in an efficient manner by requiring the Company to expend significant time, effort and resources to ensure compliance and respond to any regulatory inquiries or investigations.

In addition, given the current economic and financial environment, including the adverse effects thereto as a result of the current COVID-19 pandemic, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts the Company’s ability to implement its strategy and could affect the Company in substantial and unpredictable ways, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of the Company’s business differs from the Company’s assessment, the Company may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

As a result of the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”), the federal banking agencies were required to develop a Community Bank Leverage Ratio (the ratio of a bank’s tangible equity capital to average total consolidated assets) for banking organizations with assets of less than $10 billion, such as the Bank. On October 29, 2019, the federal banking agencies issued a final rule that implements the Community Bank Leverage Ratio Framework (the “CBLRF”). To qualify for the CBLRF, a bank must have less than $10 billion in total consolidated assets, limited amounts of off-balance sheet exposures and trading assets and liabilities, and a leverage ratio greater than 9.0%. A bank that elects the CBLRF and has a leverage ratio greater than 9.0% will be considered to be in compliance with Basel III capital requirements and exempt from the complex Basel III calculations and will also be deemed “well capitalized” under Prompt Corrective Action regulations, discussed below. A bank that falls out of compliance with the CBLRF will have a two-quarter grace period to come back into full compliance, provided its leverage ratio remains above 8.0% (a bank will be deemed “well capitalized” during the grace period). The CBLRF became available for banking organizations to use as of March 31, 2020 (with the flexibility for banking organizations to subsequently opt into or out of the CBLRF, as applicable). The federal banking regulatory agencies issued an interim final rule in April 2020 to implement certain provisions of the CARES Act that temporarily modified the minimum leverage ratio requirements of the CBLRF. The minimum leverage ratio requirement was reduced from 9 percent to 8 percent for the second through fourth quarters of 2020 and 8.5 percent through 2021. If the Company, Delmarva and Partners elect to use this simplified capital regime, there can be no assurance that satisfaction of the CBLRF will provide adequate capital for their operations and growth, or an adequate cushion against increase levels of nonperforming assets or weakened economic conditions.

The current COVID-19 pandemic continues to have a significant impact on financial markets, which has resulted in a volatile environment for banks and bank holding companies. As a result, there is the potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns arising from the COVID-19 pandemic. Any new or revised standards adopted in the future – whether in response to the COVID-19 pandemic or other events – may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. The Company may not be able to raise additional capital at all, or on terms acceptable to it. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on the Company’s business, financial condition and results of operations.

For additional information, please see “Supervision and Regulation” in Item 1, Business.

The Company may need or be compelled to raise additional capital in the future which could dilute shareholders or be unavailable when needed or at unfavorable terms.

The Company’s regulators or market conditions may require it to increase its capital levels. If the Company raises capital through the issuance of additional shares of its common stock or other securities, it would likely dilute the ownership interests of shareholders and may dilute the per share book value and earnings per share of its common stock. Furthermore, it may have an adverse impact on the Company’s stock price. New investors may also have rights, preferences and privileges senior to the Company’s shareholders, which may adversely impact its shareholders. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the Company cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Company’s business, financial condition, and results of operations.

Risks Related to the Company’s Common Stock

The Company’s ownership is concentrated in one significant shareholder.

Kenneth R. Lehman beneficially owns approximately 41.5% of the Company’s common stock. As a result, Mr. Lehman has the ability to exercise significant control over the Company’s business policies and affairs, such as the composition of the Company’s board of directors and any action requiring the approval of the Company’s shareholders, including the adoption of amendments to its articles of incorporation and the approval of a merger, share exchange or sale of substantially all of its assets. Mr. Lehman is able to vote his shares in favor of his interests that may not always coincide with the interests of the other shareholders.

For additional information, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Risks Related to Information Technology

The Company’s operations of its business, including its transactions with customers, are increasingly done via electronic means, and this has increased its risks related to cybersecurity.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although the Company maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The Company is exposed to the risk of cyber-attacks in the normal course of business. In addition, the Company is exposed to cyber-attacks on vendors and merchants that affect the Company and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Company has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While the Company maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. While the Company has not incurred any material losses related to cyber-attacks, nor is it aware of any specific or threatened cyber incidents as of the date of this report, it may incur substantial costs and suffer other negative consequences if it falls victim to successful cyber-attacks. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support the Company’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

The Company’s financial performance may suffer if its information technology is unable to keep pace with growth or industry developments.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Delmarva’s business and, in turn, the Company’s business, financial condition and results of operations.

The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Company’s business.

There has been a marked increase in the use of social media platforms, including weblogs (blogs), social media websites, and other forms of Internet-based communications which allow individuals access to a broad audience of consumers and other interested persons. Social media practices in the banking industry are evolving, which creates uncertainty and risk of noncompliance with regulations applicable to the Company’s business. Consumers value readily available information concerning businesses and their goods and services and often act on such information without further investigation and without regard to its accuracy. Many social media platforms immediately publish the content their subscribers and participants post, often without filters or checks on accuracy of the content posted. Information posted on such platforms at any time may be adverse to the Company’s interests and/or may be inaccurate. The dissemination of information online could harm the Company’s business, prospects, financial condition, and results of operations, regardless of the information’s accuracy. The harm may be immediate without affording the Company an opportunity for redress or correction.

Other risks associated with the use of social media include improper disclosure of proprietary information, negative comments about the Company’s business, exposure of personally identifiable information, fraud, out-of-date information, and improper use by employees and customers. The inappropriate use of social media by the Company’s customers or employees could result in negative consequences such as remediation costs including training for employees, additional regulatory scrutiny and possible regulatory penalties, litigation, or negative publicity that could damage the Company’s reputation adversely affecting customer or investor confidence.

General Risk Factors

The Company’s stock price may be volatile, and you could lose part or all of your investment as a result.

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. The Company’s stock price may fluctuate widely in response to a variety of factors including the risk factors described herein and, among other things:

●	actual or anticipated variations in quarterly operating results, financial conditions or credit quality
●	changes in business or economic conditions
●	recommendations or research reports about the Company, the Affiliate Banks or the financial services industry in general published by securities analysts
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company, the Affiliate Banks or other financial institutions
●	news reports relating to trends, concerns and other issues in the financial services industry
●	perceptions in the marketplace regarding the Company or the Affiliate Banks and their competitors
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company, the Affiliate Banks or their competitors
●	additional investments from third parties
●	additions or departures of key personnel
●	future sales or issuance of additional shares of stock
●	fluctuations in the stock price and operating results of the Company’s competitors
●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting the businesses of the Company or the Affiliate Banks, or enforcement of these laws or regulations
●	new technology used, or services offered, by competitors
●	additional investments from third parties
●	geo-political conditions such as acts or threats of terrorism, public health crises and disease pandemics (including the current COVID-19 pandemic) or military conflicts.

In particular, the ongoing COVID-19 pandemic has resulted in severe volatility in the financial markets including with respect to the Company’s common stock. Depending on the extent and duration of the COVID-19 pandemic, the price of the Company’s common stock may continue to experience volatility and declines.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business because it would no longer have the benefit of their skills, knowledge of the Company’s markets, as well as years of industry experience, and it would be difficult to promptly find qualified replacement personnel.

Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on its business activities.

In the normal course of business, from time to time, the Company or the Affiliate Banks may be named as a defendant in various legal actions, arising in connection with their current and/or prior business activities. Legal actions could include claims for substantial compensatory or punitive damages or claims for indeterminate amounts of damages. Further, the Company or the Affiliate Banks may in the future be subject to consent orders or other formal or informal enforcement agreements with their regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices or other requirements resulting in increased expenses, diminished income and damage to their reputation. Involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in their favor, could also cause significant harm to their reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s controls and procedures may fail or be circumvented and have a material adverse effect on its business, financial condition, and results of operations.

Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, as well as corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on its business, financial condition, and results of operations.

Severe weather, natural disasters, acts of war or terrorism, other external events, including the ongoing COVID-19 pandemic or the outbreak of another highly infectious or contagious disease, could significantly impact the Company’s business.

The unpredictable nature of events such as severe weather, natural disasters, pandemics or other public health issues, acts of war or terrorism, other adverse external events, including the COVID-19 pandemic or the outbreak of another highly infectious or contagious disease could have a significant impact on the Company’s ability to conduct business. If any of its financial, accounting, network or other information processing systems fail or have other significant shortcomings due to such external events, the Company could be materially adversely affected. Third parties with which the Company does business could also be sources of operational risk to the Company, including the risk that the third parties’ own network and information processing systems could fail. Any of these occurrences could materially diminish the Company’s ability to operate its business, or result in potential liability to clients, reputational damage, and regulatory intervention, any of which could materially adversely affect the Company. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, impair the Company’s liquidity, cause significant property damage, result in loss of revenue, and/or cause the Company to incur additional expenses.

The Company may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are wholly or partially beyond the Company’s control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, public health crises and disease pandemics (including the current COVID-19 pandemic), damage to property or physical assets, or terrorist acts. The Company has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. The Company also reviews and evaluates the business continuity plans of critical third-party service providers. While the Company believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to the Company’s reputation, and loss or liability to the Company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2.       PROPERTIES.

Delmarva currently maintains 14 branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal Office	910 Norman Eskridge Hwy Seaford, DE 19973	Leased
Administrative Office	2245 Northwood Drive Salisbury, MD 21801	Owned
Accounting & Customer Service Office	100 E. Main Street Salisbury, MD 21801	Leased
IT & HR Office	2013 Northwood Drive Salisbury, MD 21801	Owned
Delmar Branch	9550 Ocean Highway Delmar, MD 21875	Owned
North Salisbury Branch	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
East Salisbury Branch	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Branch	921 Eastern Shore Drive Salisbury, MD 21804	Owned
Pecan Square Branch	1206 Nanticoke Road Salisbury, MD 21801	Owned
Laurel Branch	200 E. Market Street Laurel, DE 19956	Owned
Dagsboro Branch	28280 Clayton Street Dagsboro, DE 19939	Owned
Rehoboth Branch	18572 Coastal Highway Rehoboth Beach, DE 19971	Leased
North Ocean City Branch	12505 Coastal Highway Ocean City, MD 21842	Leased

Name	Location	Owned/Leased
West Ocean City Branch	12720 Ocean Gateway #4 Ocean City, MD 21842	Leased
Loan Production Office	19264 Miller Road, Unit A Rehoboth Beach, DE 19971	Leased
Evesham Branch	145 North Maple Avenue Marlton, NJ 08053	Leased
Cherry Hill Branch	2099 Route 70 East Cherry Hill, NJ 08003	Leased
Moorestown Branch	227 West Camden Avenue Moorestown, NJ 08057	Leased

Partners currently maintains four branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal and Executive Office	410 William Street Fredericksburg, VA 22401	Leased, from LLC in which Partners’ has a 50% interest
Salem Church Branch	4210 Plank Road Fredericksburg, VA 22407	Leased
Cowan Branch	2521 Cowan Boulevard Fredericksburg, VA 22401	Leased
La Plata Branch	115 East Charles Street La Plata, MD 20646	Leased
Annapolis Loan Production Office	2661 Riva Road, Building 1000, Suite 1035, Annapolis, MD 21404	Leased
Operations Center	520 William Street, Fredericksburg, VA 22401	Leased

All of the foregoing properties are used by Delmarva and Partners in the normal course of their businesses. The Company believes all of these properties are in good operating condition and are adequate for the Company’s present and anticipated future needs. The Company maintains comprehensive general liability and casualty loss insurance covering its properties and activities conducted in or about its properties. The Company believes this insurance provides adequate protection for liabilities or losses that might arise out of the ownership and use of such properties.

ITEM 3.       LEGAL PROCEEDINGS.

From time to time the Company, Delmarva and Partners are a party to various litigation matters incidental to the conduct of their respective businesses. The Company and the Affiliate Banks are not presently party to any legal proceedings the resolution of which the Company believes would have a material adverse effect on their respective businesses, prospects, financial condition, liquidity, results of operation, cash flows or capital levels.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 26, 2021, there were 17,726,648 shares of the Company common stock outstanding which were held by approximately 615 holders of record, which does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

The Company’s common stock is listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “PTRS”. The stock began trading on Nasdaq on May 6, 2020. On February 26, 2021, the closing price of the Company’s common stock on the Nasdaq was $7.11 per share.

The Company currently pays a quarterly dividend of $0.025 per share. The most recent quarterly dividend was declared on January 27, 2021 and is payable on April 1, 2021 to holders of record as of March 24, 2021. When declaring dividends, the Board of Directors considers, among other things, the Company’s long-term outlook, the Company’s financial condition and results of operations during recent financial periods, and trends in the investment and financing markets.

There can be no assurance that future earnings will be sufficient to allow the Company to maintain or increase the amount of the cash dividend. Substantially all of the Company's income from which it can pay dividends is the receipt of dividends from the Affiliate Banks. The availability of dividends from the Affiliate Banks is limited by various statutes and regulations. It also is possible, depending on the financial condition of the Affiliate Banks, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound banking practice. In the event that either of the Affiliate Banks is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. As of the date of filing this Annual Report on Form 10-K, the Company has no such restrictions.

Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. At December 31, 2020, each of the Affiliate Banks could pay dividends to the Company to the extent of its retained earnings so long as it maintained required capital ratios.

The Federal Reserve has established requirements with respect to the maintenance of appropriate levels of capital by registered bank holding companies. Compliance with such standards, as presently in effect, or as they may be amended from time to time, could possibly limit the amount of dividends that the Company may pay in the future. In 1985, the Federal Reserve issued a policy statement on the payment of cash dividends by bank holding companies. In the statement, the Federal Reserve expressed its view that a holding company experiencing earnings weaknesses should not pay cash dividends exceeding its net income, or which could only be funded in ways that weaken the holding company’s financial health, such as by borrowing. As depository institutions, the deposits of which are insured by the FDIC, neither of the Affiliate Banks may pay dividends or distribute any of its capital assets while it remains in default on any assessment due the FDIC. The Affiliate Banks currently are not in default under any of their obligations to the FDIC.

Computershare is the transfer agent for the Company’s common stock:

Shareholder Website: www.computershare.com/investor

Shareholder Online Inquiries: www.computershare.com/investor/contact

Telephone: 1 (800) 368-5948

Computershare Inc. (Overnight Delivery)Computershare Inc. (Regular Mail)
462 South 4th Street Suite 1600P.O. Box 505000
Louisville, KY 40202Louisville, KY 40233-5000

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2020 the Company’s Board of Directors approved a stock repurchase program. Under the stock repurchase program, the Company is authorized to repurchase up to 356,000 shares of its common stock, which represented approximately 2% of its outstanding shares of common stock at the time of the Board of Directors’ approval. The program may be limited or terminated at any time without prior notice. During the year ended December 31, 2020, the Company repurchased 68,400 shares under the stock repurchase program.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter of 2020.

			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
November 1, 2020 to November 30, 2020	5,200	$ 6.46	5,200	350,800
December 1, 2020 to December 31, 2020	63,200	$ 6.52	63,200	287,600
	68,400	$ 6.52	68,400

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at December 31, 2020 to its financial condition at December 31, 2019 and the results of operations for the years ended December 31, 2020 and 2019. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the pandemic caused by a novel strain of coronavirus (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;
●	an insufficient allowance for credit losses;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company’s loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company’s business operations and on financial markets and economic growth;

●	the potential effect of the COVID-19 pandemic, the steps the Company takes in response to the pandemic, the severity and duration of the pandemic, and the distribution and efficacy of vaccines, including the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the CARES Act and other legislative and regulatory reactions to the COVID-19 pandemic;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

These factors should not be considered exhaustive and should be read together with other cautionary statements that are included in this Annual Report on Form 10-K including those discussed in Item 1A. “Risk Factors.” All of the forward-looking statements made in this Annual Report are expressly qualified by the cautionary statements contained or referred to in this Annual Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Annual Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and investment securities are deposits and secondarily, borrowings. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investment securities, and the expense on interest bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average interest earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investment securities, the Company earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

There are risks inherent in all loans, so the Company maintains an allowance for credit losses to absorb probable losses on existing loans that may become uncollectible. The Company maintains this allowance for credit losses by charging a provision for credit losses as needed against our operating earnings for each period. The Company has included a detailed discussion of this process, as well as several tables describing its allowance for credit losses.

The Company plans to continue to grow both organically and possibly through future acquisitions, including potential expansion into new market areas, such as its proposed expansion into the Greater Washington and Northern Virginia Markets. The Company believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

The ongoing COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries, dramatically increased unemployment in the Company’s areas of operation and nationally, and resulted in orders directing the closing or limited operation of certain businesses and restrictions on public gatherings, many of which remain in place. These events affected the Company’s operations during 2020 and are expected to impact the Company’s financial results continuing on into 2021. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, management believes that the plans have been implemented successfully. The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever-changing environment. The roll out of these plans previously resulted in adjustments to both Delmarva and Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protective equipment to employees and customers, and having employees work remotely whenever possible. As of December 31, 2020, both Delmarva and Partners branch operations were operating under normal lobby and drive-thru hours with facemasks being required to enter one of their branch facilities and signage and floor markings in their branch lobbies to help facilitate compliance with social distancing guidelines. In addition, the majority of Delmarva’s and Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis. Delmarva and Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with little disruption to their customers. Additionally, Delmarva and Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

Future developments with respect to the COVID-19 pandemic are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect the Company in the future. Please refer to the “Provision and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

The following discussion and analysis also identifies significant factors that have affected the Company's financial position and operating results during the periods included in the consolidated financial statements accompanying this report. You are encouraged to read this management's discussion and analysis in conjunction with the consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K, and the other statistical information included in this Form 10-K.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company's most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the consolidated financial statements for the year ended December 31, 2020.

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the Liberty Merger and the Share Exchange in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Share Exchange. This assessment was performed during the fourth quarter of 2020, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. See Note 20 – Virginia Partners Bank Transaction in the audited consolidated financial statements for the year ended December 31, 2020 for more information related to the fair value of net assets acquired in the acquisition of Partners, including goodwill and intangible assets.

In addition to the Company’s policies related to the valuation of goodwill, intangible assets and other acquisition accounting adjustments, ongoing accounting for acquired loans is considered a critical accounting policy.   Acquired loans are classified as either purchase credit impaired (“PCI “) loans or purchased performing loans and are recorded at fair value on the date of acquisition.  PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Periodically, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for credit losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. The Company evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

Another critical accounting policy relates to deferred tax assets and liabilities. The Company records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty acquisition, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50 percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income attributable to the Company for the year ended December 31, 2020 totaled $5.7 million, or $0.32 per basic and diluted share, as compared to $5.9 million, or $0.54 per basic and diluted share, for the year ended December 31, 2019, a $215 thousand or 3.7% decrease. The Company’s results of operations for the year ended December 31, 2020 were directly impacted by the acquisition of Partners, whose results of operations were not fully present for the same period of 2019, and significantly higher provision for credit losses due to the current economic environment stemming from the COVID-19 pandemic.

As previously disclosed, effective after the close of business on November 15, 2019, the Company and Partners completed their share exchange (the “Share Exchange”), pursuant to which Partners became a wholly owned subsidiary of the Company. As a result of the Share Exchange, the Company acquired from Partners total assets of $454.2 million, including investment securities available for sale of $65.4 million and loans held for investment of $355.2 million, and total liabilities of $405.0 million, including total deposits of $348.6 million and total borrowings of $49.0 million.

For the year ended December 31, 2020, the Company’s return on average assets, return on average equity and efficiency ratio were 0.40%, 4.24% and 71.96%, respectively, as compared to 0.70%, 7.22% and 71.40%, respectively, for the same period in 2019.

The decrease in net income attributable to the Company for the year ended December 31, 2020, as compared to the same period in 2019, was driven by higher provision for credit losses and noninterest expenses, and was partially offset by increases in net interest income and noninterest income, and lower income taxes.

Financial Condition

Total assets as of December 31, 2020 were $1.51 billion, an increase of $261.7 million, or 20.9%, from December 31, 2019. Key drivers of this change were increases in cash and cash equivalents, investment securities available for sale, at fair value and total loans held for investment. Changes in key balance sheet components as of December 31, 2020 compared to December 31, 2019 were as follows:

●	Cash and due from banks as of December 31, 2020 were $13.6 million, a decrease of $20.8 million, or 60.4%, from December 31, 2019. Key drivers of this change were increases in interest bearing deposits in other financial institutions and federal funds sold as the Company repositioned its excess liquidity in order to earn higher amounts of interest income;

●	Interest bearing deposits in other financial institutions as of December 31, 2020 were $218.7 million, an increase of $189.3 million, or 643.9%, from December 31, 2019. Key drivers of this change were the aforementioned item noted in the cash and due from banks analysis, total deposit growth outpacing total loan growth and increases in subordinated debt, net of issuance costs and other borrowings, which were partially offset by an increase in investment securities available for sale, at fair value, a decrease in Federal Home Loan Bank borrowings, and the maturity of certificate of deposit investments in other financial institutions that were not replaced;
●	Federal funds sold as of December 31, 2020 were $50.3 million, an increase of $19.1 million, or 61.1%, from December 31, 2019. Key drivers of this change were the aforementioned items noted in the analysis of cash and due from banks and interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of December 31, 2020 were $124.9 million, an increase of $20.6 million, or 19.7%, from December 31, 2019. Key drivers of this change were management of the investment securities available for sale portfolio in light of the Company's liquidity needs and an increase in unrealized gains on the investment securities available for sale portfolio. The significant inflow of deposits presented the Company with the opportunity to deploy excess cash and cash equivalents primarily into liquid, cash-flowing products while expanding net interest margin and increasing earnings per share;
●	Loans, net of unamortized discounts on acquired loans of $4.0 million as of December 31, 2020 were $1.04 billion, an increase of $41.5 million, or 4.2%, from December 31, 2019. Key drivers of this change were the origination and funding of approximately $64.2 million in loans under the PPP, of which approximately $42.3 million were still outstanding as of December 31, 2020, which was partially offset by a decrease in organic growth due to higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic;
●	Total deposits as of December 31, 2020 were $1.27 billion, an increase of $261.8 million, or 26.0%, from December 31, 2019. Key drivers of this change were organic growth as a result of the Company’s continued focus on total relationship banking, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under the PPP, the proceeds of which are deposited directly into the operating account of these customers at the Company;
●	Total borrowings as of December 31, 2020 were $99.5 million, a decrease of $5.1 million, or 4.8%, from December 31, 2019. Key drivers of this change were a decrease in Federal Home Loan Bank borrowings due to maturities that were not replaced, which was partially offset by an increase in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company have been pledged as collateral, and the issuance of $18.1 million in subordinated debt in June 2020; and
●	Total stockholders’ equity as of December 31, 2020 was $136.7 million, an increase of $5.8 million, or 4.4%, from December 31, 2019. Key drivers of this change were the net income attributable to the Company for the year ended December 31, 2020 and an increase in accumulated other comprehensive income, net of deferred tax, which were partially offset by cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

Delmarva's Tier 1 leverage capital ratio was 8.1% at December 31, 2020 as compared to 9.1% at December 31, 2019. At December 31, 2020, Delmarva's Tier 1 risk weighted capital and total risk-weighted capital ratios were 11.6% and 12.9%, respectively, as compared to Tier 1 risk weighted capital and total risk weighted capital ratios of 11.6% and 12.7%, respectively, at December 31, 2019.

Partners’ Tier 1 leverage capital ratio was 9.5% at December 31, 2020 as compared to 10.4% at December 31, 2019. At December 31, 2020, Partners’ Tier 1 risk-weighted capital and total risk-weighted capital ratios were 13.2% and 13.6%, respectively, as compared to Tier 1 risk-weighted capital and total risk-weighted capital ratios of 12.4% and 12.5%, respectively, at December 31, 2019.

As of December 31, 2020, all of the capital ratios of Delmarva and Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At December 31, 2020, nonperforming assets totaled $7.6 million, an increase from December 31, 2019 balances of $7.0 million. Most of this increase was due to an increase in nonaccrual loans, which totaled $4.9 million at December 31, 2020 compared with a balance of $4.5 million at December 31, 2019. There was one loan past due 90 days or more and still accruing interest at the end of 2020 with a balance of $2 thousand, compared to one loan past due 90 days or more and still accruing interest at December 31, 2019 with a balance of $5 thousand. The remaining increase was due to an increase in other real estate owned. Other real estate owned as of December 31, 2020 was $2.7 million, as compared to $2.4 million at December 31, 2019. Nonperforming loans as a percentage of total assets was 0.3% at December 31, 2020 and 0.4% at December 31, 2019. Nonperforming assets to total assets as of December 31, 2020 was 0.5% compared to 0.6% at December 31, 2019. Loans classified as TDRs totaled $8.1 million at December 31, 2020 and $10.3 million at December 31, 2019, a decrease of $2.2 million during the year. This decrease was mainly due to two relationships that paid off during the year with aggregrate balances of $1.6 million.

Net charge-offs were 0.1% of average total loans for the year ended December 31, 2020 and 0.2% for the year ended December 31, 2019. The allowance for credit losses to total loans ratio was 1.3% at December 31, 2020, compared to 0.7% at December 31, 2019. In addition to the allowance for credit losses, as of December 31, 2020 and December 31, 2019, the Company had $4.0 million and $6.1 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	December 31,	December 31,
	2020	2019
Yield on earning assets	4.04%	4.92%
Return on average assets	0.40%	0.70%
Return on average equity	4.24%	7.22%
Average equity to average assets	9.34%	9.75%
Tier I risk-based capital ratio/CET1 ratio (Delmarva)	11.6%	11.6%
Tier I risk-based capital ratio/CET1 ratio (Partners)	13.1%	12.4%
Total risk-based capital ratio (Delmarva)	12.9%	12.7%
Total risk-based capital ratio (Partners)	13.5%	12.5%
Leverage capital ratio (Delmarva)	8.1%	9.1%
Leverage capital ratio (Partners)	9.5%	10.4%

(See Note 15 – Regulatory Capital Requirements of the Company’s consolidated financial statements for the year ended December 31, 2020.)

Earnings Analysis

The Company's primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investment securities, the Company seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its deposits in cash and cash equivalents, government securities, interest bearing deposits in other financial institutions, and overnight loans of excess reserves (known as “Federal Funds Sold”) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company's loans and deposits, as well as the profit margin (“interest spread”) and fee income which can be generated on these amounts.

Net income attributable to the Company was $5.7 million and $5.9 million for the years ended December 31, 2020 and 2019, respectively, as reported in its audited consolidated financial statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

The following is a summary of the results of operations by the Company for the years ended December 31, 2020 and 2019.

	Year Ended
	December 31,
	2020	2019

	(Dollars in Thousands)
Net interest income	$43,882	$31,102
Provision for credit losses	6,894	1,441
Provision for income taxes	1,723	2,631
Noninterest income	8,492	3,907
Noninterest expense	37,434	25,044
Total income	64,589	43,288
Total expenses	58,266	37,395
Net income	6,323	5,893
Net income attributable to Partners Bancorp	5,670	5,883
Basic earnings per share	0.318	0.538
Diluted earnings per share	0.318	0.537

	December 31,
At year end:	2020	2019

	(Dollars in Thousands)
Total assets	$1,514,221	$1,252,163
Loans receivable, net	1,022,302	986,684
Investment securities, available for sale	124,925	104,321
Federal funds sold	50,301	31,230
Demand and NOW deposits	515,642	338,136
Savings, money market, and time deposits	752,498	668,203
Stockholders' equity	136,695	130,877
Tangible common equity per share	7.02	6.64

Interest Income and Expense – Years Ended December 31, 2020 and 2019

Net Interest Income and Net Interest Margin

The largest component of net income for the Company is net interest income, which is the difference between the income earned on assets, such as loans and investment securities, and interest paid on liabilities, such as deposits and borrowings, used to support such assets. Net interest income is determined by the rates earned on the Company's interest-earning assets and the rates paid on its interest-bearing liabilities, the relative amounts of interest-earning assets and interest-bearing liabilities, and the degree of mismatch and the maturity and repricing characteristics of its interest-earning assets and interest-bearing liabilities.

Net interest income for the year ended December 31, 2020 increased by $12.8 million, or 41.1%, when compared to the same period of 2019. The Company's net interest margin (tax equivalent basis) decreased to 3.2%, representing a decrease of 72 basis points for the year ended December 31, 2020 as compared to the same period in 2019. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities. The Company’s net interest spread, the difference between the yield earned on average interest-earning assets and the rates paid on average interest-bearing liabilities, decreased to 2.8%, representing a decrease of 65 basis points for the year ended December 31, 2020 as compared to the same period in 2019. These margin pressures were offset by increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities. The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits from banks and federal funds sold, which are lower yielding interest-earning assets. Total interest income increased by $16.7 million, or 42.4%, for the year ended December 31, 2020 while total interest expense increased by $3.9 million, or 47.5%, both as compared to the same period in 2019. The most significant factors impacting net interest income during the year ended December 31, 2020 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to the acquisition of Partners, partially offset by lower loan yields;
●	Increases in average investment securities balances, primarily due to the acquisition of Partners, partially offset by lower investment securities yields; and
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to the acquisition of Partners and organic deposit growth.

Negative Impacts:

●	Increases in average cash and due from banks, interest bearing deposits from banks and federal funds sold, primarily due to the acquisition of Partners and deposit growth outpacing loan growth, and lower yields on each; and

●	Increases in average borrowings balances, partially offset by lower rates paid on average borrowings, in each case primarily due to the acquisition of Partners and the Company’s issuance of subordinated debt late in the second quarter of 2020.

Loans

Average loan balances increased by $357.7 million, or 52.1%, and average yields earned decreased by 0.3% to 5.0% for the year ended December 31, 2020, as compared to the same period in 2019.  The increase in average loan balances was primarily due to the inclusion of a full year, or $402.1 million, in Partners average loan balances and the origination and funding of loans under the PPP, which were partially offset by a decrease in organic growth due to higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP.  Total average loans were 75.4% of total average interest-earning assets for the year ended December 31, 2020, compared to 85.9% for the year ended December 31, 2019.

Investment securities

Average total investment securities balances increased by $67.1 million, or 110.1%, and average yields earned decreased by 0.7% to 2.5% for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the inclusion of a full year, or $62.4 million, in Partners total average investment securities balances and management of the investment securities portfolio in light of the Company's liquidity needs.  Total average investment securities were 9.3% of total average interest-earning assets for the year ended December 31, 2020, compared to 7.6% for the year ended December 31, 2019.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $326.6 million, or 67.7%, and average rates paid decreased by 0.2% to 1.2% for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the inclusion of a full year, or $312.8 million, in Partners total average interest-bearing deposit balances and organic deposit growth, and a decrease in the rate paid on average time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings increased by $72.6 million, or 116.0%, and average rates paid decreased by 0.9% to 2.0% for the year ended December 31, 2020, as compared to the same period in 2019, primarily due to the inclusion of a full year, or $81.2 million, in Partners average total borrowings and the Company’s issuance of $18.1 million in subordinated debt late in the second quarter of 2020, and a decrease in the average balance of and rates paid on Federal Home Loan Bank advances due to maturities that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In response to market volatility related to the COVID-19 pandemic, the FOMC again lowered Federal Funds target rates twice in March 2020, for a combined decrease of 150 basis points. The FOMC’s current Federal Funds target rate range is currently 0% to 0.25%. As a consequence, long-term interest rates have decreased. The Company anticipates that these actions by the FOMC will continue to put downward pressure on its net interest margin. In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages

	Year Ended			Year Ended
	December 31, 2020			December 31, 2019
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$138,816	$168	0.12%	$27,918	$267	0.96%
Interest Bearing Deposits From Banks	33,724	109	0.32%	14,295	257	1.80%
Taxable Securities (1)	92,269	1,948	2.11%	40,184	1,087	2.71%
Tax‑exempt Securities (2)	35,827	1,263	3.52%	20,787	864	4.16%
Total Investment Securities (1) (2)	128,096	3,211	2.50%	60,971	1,951	3.20%
Federal Funds Sold	40,263	126	0.31%	9,292	157	1.69%
Loans: (3)
Commercial and Industrial (4)	164,965	8,049	4.87%	70,451	3,853	5.47%
Real Estate (4)	852,044	43,414	5.08%	595,059	31,574	5.31%
Consumer (4)	4,956	262	5.27%	1,577	91	5.77%
Keyline Equity (4)	16,093	629	3.90%	17,552	987	5.62%
Visa Credit Card	231	15	6.48%	264	19	7.20%
State and Political	543	37	6.80%	666	43	6.46%
Keyline Credit	89	30	33.62%	218	38	17.43%
Other Loans	4,757	15	0.31%	198	11	5.56%
Total Loans (2)	1,043,678	52,451	5.01%	685,985	36,616	5.34%
Allowance For Credit Losses	9,713			6,748
Unamoritized Discounts on Acquired Loans	5,084			913
Total Loans, Net	1,028,881			678,324
Other Assets	62,001			44,340
Total Assets/Interest Income	$1,431,781	$56,065		$835,140	$39,248

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$344,973	$—	—%	$202,220	$—	—%
Interest Bearing Demand	101,097	407	0.40%	56,720	217	0.38%
Money Market Accounts	168,368	849	0.50%	66,398	243	0.37%
Savings Accounts	102,157	187	0.18%	67,701	108	0.16%
All Time Deposits	437,362	7,984	1.82%	291,517	5,867	2.01%
Total Interest Bearing Deposits	808,984	9,427	1.16%	482,336	6,435	1.33%
Total Deposits	1,153,957	—		684,556	—
Borrowings	118,735	1,683	1.41%	55,964	1,352	2.42%
Notes Payable	16,511	1,040	6.28%	6,657	467	7.02%
Lease Liability	2,303	65	2.81%	889	25	2.81%
Other Liabilities	6,517	—		5,642	—
Stockholder's Equity	133,758	—		81,432	—
Total Liabilities & Equity/Interest Expense	$1,431,781	$12,215		$835,140	$8,279

Earning Assets/Interest Income (2)	$1,384,577	$56,065	4.04%	$798,461	$39,248	4.92%
Interest Bearing Liabilities/Interest Expense	$946,533	$12,215	1.29%	$545,846	$8,279	1.52%
Net interest income (5)		$43,850			$30,969

Earning Assets/Interest Expense			0.88%			1.04%
Net Interest Spread (2)			2.75%			3.40%
Net Interest Margin (2)			3.16%			3.88%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0% for 2020 and 2019. Taxable equivalent adjustments of $322 thousand and $10 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the year ended December 31, 2020 and $226 thousand and $11 thousand respectively, for the year ended December 31, 2019.
(3)	Loans placed on nonaccrual are included in average balances.

(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the financial statements includes fees and charges on loans of $364 and $370 for the years ended December 31, 2020 and 2019, respectively.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from the Company's interest earning assets and interest paid on its interest bearing liabilities for the year ended December 31, 2020 versus 2019.

Rate and Volume Analysis

Year Ended December 31, 2020 Versus December 31, 2019

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$19,093	$(3,258)	$15,835
Investment securities
Taxable	1,409	(548)	861
Exempt from Federal income tax	625	(226)	399
Federal funds sold	523	(554)	(31)
Other interest income	1,618	(1,865)	(247)
Total interest income	23,268	(6,451)	16,817
Interest Bearing Liabilities
Interest bearing deposits	4,358	(1,366)	2,992
Notes payable and leases	735	(122)	613
Funds purchased	1,516	(1,185)	331
Total Interest Expense	6,609	(2,673)	3,936
Net Interest Income	$16,659	$(3,778)	$12,881

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling investment securities available-for-sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

At December 31, 2020, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 23.0%. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

Provision and Allowance for Credit Losses

The Company has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans. Management's judgment as to the adequacy of the allowance for credit losses is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that loan charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.

The Company's allowance for credit losses consists of two parts. The first part is determined in accordance with authoritative guidance issued by the FASB regarding the allowance for credit losses. The Company's determination of this part of the allowance for credit losses is based upon quantitative and qualitative factors. A loan loss history based upon the prior three years is utilized in determining the appropriate allowance for credit losses. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance for credit losses. The historical loss factors may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management's knowledge of the loan portfolio.

The second part of the allowance for credit losses is determined in accordance with guidance issued by the FASB regarding impaired loans. A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower's prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis. Impaired loans not deemed collateral dependent are analyzed according to the ultimate repayment source, whether that is cash flow from the borrower, guarantor or some other source of repayment. Impaired loans are deemed collateral dependent if in the Company's opinion the ultimate source of repayment will be generated from the liquidation of collateral.

The sum of the two parts constitutes management's best estimate of an appropriate allowance for credit losses. When the estimated allowance for credit losses is determined, it is presented to the Company's Board of Directors for review and approval on a quarterly basis.

At December 31, 2020, the Company's allowance for credit losses was $13.2 million, or 1.3% of total outstanding loans. At December 31, 2019, the allowance for credit losses was $7.3 million, or 0.7% of total outstanding loans. The Company's provision for credit losses was $6.9 million for the year ended December 31, 2020, as compared to $1.4 million for the year ended December 31, 2019. The increase in the provision for credit losses for the year ended December 31, 2020, as compared to the same period of 2019 was primarily due to the COVID-19 pandemic and qualitative adjustment factors made to the allowance for credit losses related to elevated unemployment and economic uncertainty in the Company’s markets, and loans originated by Partners subsequent to the Share Exchange. The provision for credit losses during the year ended December 31, 2020, as well as the allowance for credit losses as of December 31, 2020, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, including economic trends and their potential effect on asset quality.

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

The following tables illustrate the Company's past due and nonaccrual loans at December 31, 2020 and 2019:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At December 31, 2020 and 2019

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$708	$175	$883	$175
Residential real estate	2,764	679	3,443	2,022
Nonresidential	3,792	2,377	6,169	2,170
Home equity loans	80	54	134	54
Commercial	255	489	744	489
Consumer and other loans	7	2	9	—
TOTAL	$7,606	$3,776	$11,382	$4,910

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2019	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$177	$601	$177
Residential real estate	1,973	702	2,675	1,620
Nonresidential	779	1,823	2,602	2,608
Home equity loans	—	—	—	5
Commercial	1,438	94	1,532	131
Consumer and other loans	20	—	20	—
TOTAL	$4,634	$2,796	$7,430	$4,541

Total nonaccrual loans at December 31, 2020 were $4.9 million, which reflects an increase of $525 thousand from $4.5 million at December 31, 2019. Management believes the relationships on nonaccrual were adequately reserved at December 31, 2020. TDR’s not past due or on nonaccrual at December 31, 2020 amounted to $6.2 million, as compared to $8.4 million at December 31, 2019. The decrease was due to two relationships with balances of approximately $1.6 million at December 31, 2019 that paid off during 2020. Total TDR’s decreased $2.2 million to $8.1 million at December 31, 2020, compared to $10.3 million at December 31, 2019. This decrease was mainly due to the items noted above and pay-downs of principal loan balances.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and other real estate owned, net (“OREO”), at December 31, 2020 was $7.6 million compared to $7.0 million at December 31, 2019. The Company's ratio of nonperforming assets to total assets was 0.5% at December 31, 2020 compared to 0.6% at December 31, 2019. As noted above, there was an increase in nonaccrual loans during the year ended December 31, 2020. OREO, net increased during the year ended December 31, 2020 by $260 thousand. There was one additional property that was classified as OREO during 2020.

It is likely that the COVID-19 pandemic and the economic disruption related to it will continue to negatively impact the Company’s financial position and results of operations during the year ending December 31, 2021. Although it is too early to determine what the ultimate impact will be on the Company, we believe we may experience deterioration in asset quality, increased levels of charge-offs, and an increased level of provision for credit losses.

The following tables provide additional information on the Company's nonperforming assets at December 31, 2020 and 2019.

Nonperforming Assets

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
Nonperforming assets:
Nonaccrual loans	$4,910	$4,541
Loans past due 90 days or more and accruing	2	5
Total nonperforming loans (NPLs)	$4,912	$4,546
Other real estate owned (OREO)	2,677	2,417
Total nonperforming assets (NPAs)	$7,589	$6,963
Performing TDR's and TDR's 30-89 days past due	$6,226	$8,427
NPLs/Total Assets	0.32%	0.36%
NPAs/Total Assets	0.50%	0.56%
NPAs and TDRs/Total Assets	0.91%	1.23%
Allowance for credit losses/NPLs	268.79%	160.67%

Nonperforming Loans by Type

(Dollars in thousands)

	December 31,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$175	$177
Residential real estate	2,022	1,620
Nonresidential	2,170	2,608
Home equity loans	54	5
Commercial	489	131
Consumer and other loans	2	5
Total	$4,912	$4,546

The following table provides data related to loan balances and the allowance for loan losses for the years ended December 31, 2020 and 2019.

Allowance for Loan Losses Data

(Dollars in Thousands)

At December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Average loans outstanding	$1,043,678	$685,985
Total loans outstanding	1,035,505	993,988
Total nonaccrual loans	4,910	4,541
Net loans charged off	995	1,201
Provision for credit losses	6,894	1,441
Allowance for credit losses	13,203	7,304
Allowance as a percentage of total loans outstanding	1.3%	0.7%
Net loans charged off to average loans outstanding	0.1%	0.2%
Nonaccrual loans as a percentage of total loans outstanding	0.5%	0.5%

The following table represents the activity of the allowance for loan losses for the years ended December 31, 2020 and 2019 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

At December 31, 2020 and 2019

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge‑offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Balance at December 31, 2020	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2018	$647	1,521	3,629	122	641	13	490	$7,063
Charge‑offs	(11)	(193)	(460)	(105)	(689)	(126)	—	(1,584)
Recoveries	11	182	92	—	51	48	—	384
Provision	(45)	(130)	813	125	823	79	(224)	1,441
Balance at December 31, 2019	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304

The following table provides information related to the allocation of the allowance for loan losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Loan Losses

At December 31, 2020 and 2019

(Dollars in thousands)

	December 31,			December 31,
	2020			2019
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$74,706	$903	7%	$84,751	$602	9%
Residential real estate	199,349	2,351	19%	209,286	1,380	21%
Nonresidential	569,745	7,584	55%	544,549	4,073	55%
Home equity loans	34,226	271	3%	37,715	142	4%
Commercial	152,798	1,943	15%	111,997	826	11%
Consumer and other loans	4,681	37	0%	5,690	14	1%
Unallocated	—	114	—%		267	—%
	$1,035,505	$13,203	100%	$993,988	$7,304	100%

In March 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by COVID-19 (the “Joint Guidance”). The Joint Guidance encouraged banks, savings associations, and credit unions to make loan modifications for borrowers affected by COVID-19 and assured those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators confirmed with FASB that short-term loan modifications made on a good faith basis in response to COVID-19 to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

In addition, Section 4013 of the CARES Act provides banks, savings associations, and credit unions with the ability to make loan modifications related to COVID-19 without categorizing the loans as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period and only for those loans that were not more than thirty (30) days past due as of December 31, 2019.

In an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. During the year ended December 31, 2020, the Company, on a consolidated basis, approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding. As of December 31, 2020, approximately 90.9% of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have paid off. As of December 31, 2020, on a consolidated basis, the Company had loan payment deferrals or payments of interest only whose modification periods had not ended or had been extended for 26 loans totaling $26.0 million, all of which are still accruing interest, which represents approximately 2.6% of total loans outstanding.

The following table presents a summary of the remaining loan payment deferrals, full payment and interest only payment deferrals, as a of percentage of the number of loans outstanding and loan balances outstanding, granted by the Company as of December 31, 2020 related to the COVID-19 pandemic:

As of December 31, 2020
Loan Payment Deferrals - COVID 19 pandemic

Number of loans for full payment deferral completed	21	Number of Loans Outstanding (%)*	0.50%

Number of loans for interest only payment deferral completed	5	Number of Loans Outstanding (%)*	0.12%

Number of loans for loan payment deferral completed	26	Number of Loans Outstanding (%)*	0.62%

Loan balances for full payment deferral completed (dollars in thousands)	$16,225	Loan Balances Outstanding (%)*	1.62%

Loan balances for interest only payment deferral completed (dollars in thousands)	$9,804	Loan Balances Outstanding (%)*	0.98%

Loan balances for loan payment deferral completed (dollars in thousands)	$26,029	Loan Balances Outstanding (%)*	2.60%

* Excludes loans originated under the PPP of the Small Business Administration.

The following table presents a summary of the loan payment deferrals by loan portfolio segmentation, full payment and interest only payment deferral, as of percentage of total loan balances outstanding and total loan portfolio segmentation balances outstanding, granted by the Company as of December 31, 2020 related to the COVID-19 pandemic:

As of December 31, 2020
Loan Payment Deferrals (by loan portfolio segmentation) - COVID 19 pandemic				Loan balances for loan
			Loan balances for loan	payment deferral completed
	Loan balances for loan		payment deferral completed	as a percentage of total loan
	payment deferral completed	Number of loans for loan	as a percentage of total loan	portfolio segmentation
Loan portfolio segmentation:	(dollars in thousands)	payment deferral completed	balances outstanding (%)*	balances outstanding (%)*
Commercial and Industrial (full payment deferral)	$76	1	0.01%	0.06%
Commercial and Industrial (interest only payment deferral)	—	—	—	—
Non-Owner Occupied Commercial Real Estate (full payment deferral)	9,036	8	0.90	3.42
Non-Owner Occupied Commercial Real Estate (interest only payment deferral)	8,973	3	0.90	3.39
Owner Occupied Commercial Real Estate (full payment deferral)	5,531	5	0.55	2.20
Owner Occupied Commercial Real Estate (interest only payment deferral)	829	1	0.08	0.33
Owner Occupied 1-4 Family (full payment deferral)	—	—	—	—
Non-Owner Occupied 1-4 Family (full payment deferral)	1,582	7	0.16	1.21
Non-Owner Occupied 1-4 Family (interest only payment deferral)	—	—	—	—
Consumer Loans (full payment deferral)	—	—	—	—
Consumer Loans (interest only payment deferral)	2	1	—	0.05
Agriculture Loans (full payment deferral)	—	—	—	—
Agriculture Loans (interest only payment deferral)	—	—	—	—
Residential Construction (interest only payment deferral)	—	—	—	—
Commercial Construction (interest only payment deferral)	—	—	—	—
Home Equity Installment Loans (interest only payment deferral)	—	—	—	—
Home Equity Line of Credit (interest only payment deferral)	—	—	—	—
Totals	$26,029	26	2.60%

*Excludes loans originated under the PPP of the Small Business Administration.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers. The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

The tables below identifies these higher risk industries, the Company’s exposure to them and the remaining balance of the loans within these higher risk industries with respect to which the Company has granted loan payment deferrals for as of December 31, 2020:

As of December 31, 2020
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)*
Hospitality (Hotels)	$77,644	38	7.75%
Amusement Services	9,093	11	0.91
Restaurants	46,177	73	4.61
Retail Commercial Real Estate	46,974	45	4.69
Movie Theatres	2,420	2	0.24
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	185	7	0.02
Manufacturing/Distribution	2,877	12	0.29
Totals	$185,370	188	18.51%

*Excludes loans originated under the PPP of the Small Business Administration.

The tables below identify these higher risk industries, the Company’s exposure to them and the balance of the loans within these higher risk industries which have requested and for which the Company has granted loan payment deferrals.

As of December 31, 2020
Loan balances for loan
payment deferral completed
	Loan balances for loan		as a percentage of total loan
	payment deferral completed	Number of loans for loan	portfolio segmentation
Higher Risk Industries	(dollars in thousands)	payment deferral completed	balances outstanding (%)*
Hospitality (Hotels)	$11,098	3	14.29%
Amusement Services	—	—	—
Restaurants	1,070	5	2.32
Retail Commercial Real Estate	—	—	—
Movie Theatres	—	—	—
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	—	—	—
Manufacturing/Distribution	—	—	—
Totals	$12,168	8	6.56%

*Excludes loans originated under the PPP of the Small Business Administration.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the year ended December 31, 2020 increased by $4.6 million, or 117.3%, when compared to the year ended December 31, 2019. Key changes in the components of noninterest income for the year ended December 31, 2020, as compared to the same period in 2019, are as follows:

●	Service charges on deposit accounts decreased by $325 thousand, or 27.7%, due primarily to decreases in overdraft and nonsufficient fund, or NSF, fees as a result of the significant increase in customer deposit balances, which was partially offset by the inclusion of a full year of Partners service charges on deposit accounts;
●	Gains on investment securities increased by $494 thousand, or 459.8%, due primarily to Partners recording higher gains on the sale of mortgage-backed investment securities as compared to the same period in 2019, and Partners recording a gain on a higher yielding investment security that was called during the year ended December 31, 2020 that was not present during the year ended December 31, 2019. In addition, gains on investment securities increased due to Delmarva recording a higher amount of gains on higher yielding investment securities that were called during the year ended December 31, 2020, as compared to the same period in 2019, and equity investment gains recorded in income during the year ended December 31, 2020 due to market factors that were not present during the year ended December 31, 2019;
●	Mortgage banking income increased by $3.8 million, or 1,608.5%, due primarily to the inclusion of a full year of Partners’ majority owned subsidiary Johnson Mortgage Company, LLC and increased volume during the year ended December 31, 2020;
●	Other income increased by $611 thousand, or 25.6%, due primarily to the inclusion of a full year of Partners other income, which included ATM and credit card fees and earnings on bank owned life insurance policies. In addition, other income increased due to higher mortgage division fees at Delmarva, increases in debit and merchant card income, and Delmarva recording earnings on bank owned life insurance policies that were not present during the same period of 2019, which were partially offset by lower ATM fees and recoveries on acquired loan balances from the Liberty acquisition.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, occupancy expense and other operating expenses.

Noninterest expense during the year ended December 31, 2020 increased by $12.4 million, or 49.5%, when compared to the year ended December 31, 2019. Key changes in the components of noninterest expense for the year ended December 31, 2020, as compared to the same period in 2019, are as follows:

●	Salaries and employee benefits increased by $7.0 million, or 53.1%, primarily due to the inclusion of a full year of Partners salaries and employee benefits, including expenses associated with Partners new key hires and expansion into the Greater Washington market, and increases due to staffing related changes, merit increases and benefit costs;

●	Occupancy expense increased by $891 thousand, or 24.0%, primarily due to the inclusion of a full year of Partners occupancy expense, which was partially offset by decreases related to repairs and maintenance, utilities and leases;
●	Amortization of core deposit intangible increased by $367 thousand, or 106.2%, primarily due to a full year of amortization related to the $2.7 million core deposit intangible recognized in the Partners acquisition, which was partially offset by lower amortization related to the $1.5 million core deposit intangible recognized in the Liberty acquisition;
●	Losses on other real estate owned decreased by $146 thousand, or 59.1%, primarily due to lower valuation adjustments on properties and higher gains on the sales of properties during the year ended December 31, 2020 as compared to the year ended December 31, 2019, and lower expenses related to other real estate owned;
●	Merger related expenses decreased by $913 thousand, or 99.1%, primarily due to the merger being completed with Partners in 2019;
●	Other operating expenses increased by $5.1 million, or 78.5%, primarily due to the inclusion of a full year of Partners other expenses, including expenses associated with Partners’ recently completed core conversion. In addition, other operating expenses increased due to higher expenses related to FDIC insurance assessments and accounting fees, which were partially offset by lower expenses related to merger, sponsorships, training, employee events, postage and delivery, and meals and entertainment.

The following table sets forth the primary components of other noninterest expense for the periods indicated:

Other Operating Expenses

(Dollars in Thousands)

	December 31,
	2020	2019
Professional services	620	399
Stationery, printing and supplies	254	224
Postage and delivery	201	205
FDIC assessment	644	356
State bank assessment	82	16
Directors fees and expenses	608	289
Marketing	441	313
Correspondent bank services	117	84
ATM expenses	1,002	859
Telephones and mobile devices	755	502
Membership dues and fees	122	78
Legal fees	535	233
Audit and related professional fees	456	126
Insurance	265	180
Listing fees	114	—
Other	5,489	2,692
	11,705	6,556

Income Taxes

The provision for income taxes was $1.7 million during the year ended December 31, 2020, compared to the provision for income taxes of $2.6 million during the year ended December 31, 2019, a decrease of $908 thousand or 34.5%. This decrease was due primarily to lower consolidated income before taxes on income, lower merger expenses for the year ended December 31, 2020 as compared to the same period in 2019, which are typically non-deductible, and higher earnings on tax-exempt income, primarily investment securities and bank owned life insurance policies. For the year ended December 31, 2020, the Company’s effective tax rate was approximately 23.3% as compared to 30.9% for the same period in 2019.

In addition, Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax. The Virginia franchise tax paid by Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the years ended December 31, 2020 and 2019, and contributed to the Company’s lower effective tax rate for the year ended December 31, 2020 as compared to the same period in 2019.

The fair value of the deferred tax asset acquired in the Share Exchange was $1.2 million. The fair value of the deferred tax asset acquired in the Liberty transaction was $4.3 million, of which $3.4 million related to federal net operating loss carryforwards the Company could use against future federal tax liabilities. As of December 31, 2019, the total net operating loss carryforwards obtained in the Liberty transaction had been utilized.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, excluding unamortized discounts on acquired loans, averaged $1.04 billion and $686.0 million during the years ended December 31, 2020 and 2019, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
Real Estate Mortgage
Construction and land development	$74,706	$84,751
Residential real estate	199,349	209,286
Nonresidential	569,745	544,549
Home equity loans	34,226	37,715
Commercial	152,798	111,997
Consumer and other loans	4,681	5,690
	$1,035,505	$993,988
Less: Allowance for credit losses	(13,203)	(7,304)
	$1,022,302	$986,684

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company's loan portfolio, excluding unamortized discounts on acquired loans, at December 31, 2020 and 2019.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2020 and 2019

(Dollars in thousands)

		Between
	One Year	One and	After
December 31, 2020	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$36,909	$29,342	$8,484	$74,735
Residential real estate	45,455	103,697	50,693	199,845
Nonresidential	114,697	346,703	110,857	572,257
Home equity loans	18,886	3,461	12,084	34,431
Commercial	41,859	87,482	24,193	153,534
Consumer and other loans	1,939	2,142	627	4,708
Total loans receivable	$259,745	$572,827	$206,938	$1,039,510
Fixed-rate loans	$166,860	$512,883	$86,268	$766,011
Floating-rate loans	92,885	59,944	120,670	273,499
	$259,745	$572,827	$206,938	$1,039,510

		Between
	One Year	One and	After
December 31, 2019	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$34,653	$34,022	$16,595	$85,270
Residential real estate	45,749	76,964	86,965	209,678
Nonresidential	113,838	267,523	166,628	547,989
Home equity loans	18,165	1,769	17,978	37,912
Commercial	40,681	26,254	46,578	113,513
Consumer and other loans	903	1,462	3,395	5,760
Total loans receivable	$253,989	$407,994	$338,139	$1,000,122
Fixed-rate loans	$143,007	$354,251	$209,296	$706,554
Floating-rate loans	110,982	53,743	128,843	293,568
	$253,989	$407,994	$338,139	$1,000,122

At December 31, 2020, real estate mortgage loans included $253.7 million of owner-occupied non-farm, non-residential loans, and $263.3 million of other non-farm, non-residential loans, which is 28.9% and 30.0% of real estate mortgage loans, respectively. By comparison, at December 31, 2019, real estate mortgage loans included $238.2 million of owner-occupied non-farm, non-residential loans, and $251.3 million of other non-farm, non-residential loans, which is 27.2% and 28.7% of real estate mortgage loans, respectively. This represents an increase at December 31, 2020 of $15.5 million and $12.0 million, or 6.5% and 4.8%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At December 31, 2020, real estate mortgage loans included $74.7 million of construction and land development loans, and $29.5 million of multi-family residential loans, which is 8.5% and 3.4% of real estate mortgage loans, respectively. By comparison, at December 31, 2019, real estate mortgage loans included $84.8 million of construction and land development loans, and $27.1 million of multi-family residential loans, which is 9.7% and 3.1% of real estate mortgage loans, respectively. This represents a decrease at December 31, 2020 of $10.1 million, or 11.9%, in construction and land development loans, and an increase of $2.4 million, or 9.0%, in multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 229.8% of total risk-based capital at December 31, 2020, as compared to 276.8% at December 31, 2019. Construction and land development loans were 46.7% of total risk-based capital at December 31, 2020, as compared to 64.6% at December 31, 2019.

At December 31, 2020, real estate mortgage loans included home equity loans of $34.2 million and residential real estate loans of $199.3 million, compared to $37.7 million and $209.3 million at December 31, 2019, respectively. Home equity loans decreased $3.5 million, or 9.3%, during the year ended December 31, 2020, while residential real estate loans decreased $9.9 million, or 4.7%, during the year ended December 31, 2020. At December 31, 2020, commercial loans were $152.8 million, compared to $112.0 million at December 31, 2019, an increase of $40.8 million, or 36.4%, during the year ended December 31, 2020.

The overall increase in loans from the year ended December 31, 2019 to December 31, 2020 was due primarily to the origination and funding of approximately $64.2 million in loans under the PPP, of which approximately $42.3 million were still outstanding as of December 31, 2020, which was partially offset by a decrease in organic growth due to higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.

Beginning late in the first quarter of 2020, both Delmarva and Partners began assisting their customers in obtaining loans under the PPP in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. During round one of this program, Partners, an SBA approved lender, directly originated and funded almost 700 loans totaling approximately $64.2 million, all of which were pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. During the fourth quarter of 2020, Partners began receiving forgiveness payments from the SBA related to these loans. As of December 31, 2020, Partners had approximately $42.3 million in loans still outstanding under this program, all of which were pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Remaining aggregate fees, net of costs to originate, from the SBA of approximately $1.3 million will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis, which Partners expects to continue through 2021. Beginning early in the first quarter of 2021, both Delmarva and Partners began assisting their customers in obtaining loans under round two of this program in an identical manner as was done by each under round one of the program. As of March 14, 2021, Partners has directly originated and funded 219 loans totaling approximately $23.3 million, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Aggregate fees, net of costs to originate, from the SBA of approximately $1.2 million will be recognized in interest income over the life of these loans.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $128.1 million during the year ended December 31, 2020 as compared to $61.0 million for the year ended December 31, 2019. This represented 9.3% and 7.6% of total average interest-earning assets for the years ended December 31, 2020 and 2019, respectively. This increase was primarily due to the inclusion of a full year, or $62.4 million, in Partners total average investment securities balances and management of the investment securities portfolio in light of the Company’s liquidity needs.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At December 31, 2020 and 2019, investment securities available for sale, at fair value totaled $124.9 million and $104.3 million, respectively. Investment securities available for sale, at fair value increased by $20.6 million, or 19.7%, during the year ended December 31, 2020. This increase was primarily due to the management of the investment securities available for sale portfolio in light of the Company's liquidity needs and an increase in unrealized gains on the investment securities available for sale portfolio. The significant inflow of deposits presented the Company with the opportunity to deploy excess cash and cash equivalents primarily into liquid, cash-flowing products while expanding net interest margin and increasing earnings per share. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At December 31, 2020 and 2019 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of December 31, 2020 and 2019

	December 31, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	5.5%	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	29.7%	1,878	—	38,123
Mortgage-backed securities	74,857	61.5%	1,127	108	75,876
Subordinated debt investments	3,985	3.3%	62	4	4,043
	$121,845	100.0%	$3,204	$124	$124,925

	December 31, 2019
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	9.9%	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	32.8%	716	43	34,558
Mortgage-backed securities	56,275	54.5%	236	90	56,421
Subordinated debt investments	2,988	2.9%	42	—	3,030
	$103,334	100.0%	$1,156	$169	$104,321

The following table shows, at carrying value and amortized cost, the scheduled maturities of investment securities available for sale held at December 31, 2020.

Maturities of Investments

(Dollars in Thousands)

As of December 31, 2020

	December 31, 2020
	Securities Available
	for Sale
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,035	$2,037
Due after one year through five years	4,156	4,389
Due after five years through ten years	19,995	20,748
Due after ten years or more	20,802	21,875
Mortgage‑backed, due in monthly installments	74,857	75,876
	$121,845	$124,925

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $5.4 million and $6.6 million at December 31, 2020 and 2019, respectively, a decrease of $1.1 million, or 17.1%, for the year ended December 31, 2020.

Due to the rapid decline and ongoing volatility in the securities markets, as well as the rapid interest rate cuts, during the year ended December 31, 2020, the net unrealized gains in the Company’s investment securities available for sale portfolio increased by approximately $2.1 million, or 212.1%, to $3.1 million at December 31, 2020.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $684.6 million to $1.15 billion, an increase of $469.4 million, or 68.6%, for the year ended December 31, 2020 over the average total deposits for the year ended December 31, 2019. This increase was primarily due to the inclusion of a full year, or $405.2 million, in Partners total average deposit balances and organic deposit growth. At December 31, 2020, total deposits were $1.27 billion as compared to $1.01 billion at December 31, 2019, an increase of $261.8 million, or 26.0%. This increase was primarily driven by organic growth as a result of the Company’s continued focus on total relationship banking, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under the PPP, the proceeds of which are deposited directly into the operating account of these customers at the Company. Non-interest bearing demand deposits increased to $390.5 million at December 31, 2020, a $129.3 million, or 49.5%, increase from $261.2 million in non-interest bearing demand deposits at December 31, 2019, due primarily to the aforementioned items above.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

(Dollars in Thousands)

As of December 31, 2020 and 2019

	December 31,	Percentage	December 31,	Percentage
	2020	of Deposits	2019	of Deposits
Noninterest bearing deposits	$390,511	30.79%	$261,189	25.95%
Interest bearing deposits:
Money market, NOW, and savings accounts	448,619	35.38%	299,922	29.80%
Certificates of deposit, $100 thousand or more	286,884	22.62%	274,387	27.27%
Other certificates of deposit	142,126	11.21%	170,841	16.98%
Total interest bearing deposits	877,629	69.21%	745,150	74.05%
Total	$1,268,140	100.00%	$1,006,339	100.00%

The Company's loan-to-deposit ratio was 81.7% at December 31, 2020 as compared to 98.8% at December 31, 2019. Core deposits, which exclude certificates of deposit of $250 thousand or more, provide a relatively stable funding source for the Company's loan portfolio and other interest earning assets. The Company's core deposits were $1.13 billion at December 31, 2020, an increase of $243.9 million, or 27.4%, from $890.7 million at December 31, 2019, and excluded $133.5 million and $115.6 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company's maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

As of December 31, 2020

December 31,
2020
Three months or less	$53,880
Over three months through six months	47,073
Over six months through twelve months	113,005
Over twelve months	215,052
Total	$429,010

The following table provides a summary of the Company's maturity distribution for certificates of deposit of greater than $100,000 or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100,000

(Dollars in Thousands)

As of December 31, 2020

December 31,
2020
Three months or less	$35,430
Over three months through six months	29,690
Over six months through twelve months	69,506
Over twelve months	152,258
Total	$286,884

Borrowings. Borrowings at December 31, 2020 and 2019 consist primarily of short-term and long-term borrowings with the FHLB, subordinated debt, net of issuance costs, and other borrowings.

At December 31, 2020, short-term borrowings with the FHLB were $0 as compared to $43.5 million at December 31, 2019, a decrease of $43.5 million, or 100.0%. This decrease was due to maturities that were not replaced. At December 31, 2020, long-term borrowings with the FHLB were $33.0 million as compared to $53.3 million at December 31, 2019, a decrease of $20.4 million, or 38.2%. This decrease was primarily due to maturities that were not replaced, partially offset by two long-term borrowings received in March 2020. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

The Company prepaid one of its outstanding FHLB advances totaling $10.0 million during year ended December 31, 2020, which resulted in the recognition of $116,000 in in prepayment fees.

At December 31, 2020, subordinated debt, net of issuance costs, were $24.1 million as compared to $6.4 million at December 31, 2019, an increase of $17.7 million, or 274.5%. This increase was primarily due to the Company’s issuance of $18.1 million in subordinated debt in June 2020.

At December 31, 2020, other borrowings were $42.4 million as compared to $1.2 million at December 31, 2019, an increase of $41.1 million, or 3,292.9%. This increase was primarily due to borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which loans under the PPP originated by the Company have been pledged as collateral. In addition, Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $142 thousand and $576 thousand were outstanding as of December 31, 2020 and 2019, respectively.

See Note 8 – Credit Facilities of the audited consolidated financial statements for the year ended December 31, 2020 for additional information on the Company’s subordinated debt, net of issuance costs, and JMC’s warehouse line of credit.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At December 31, 2020 and 2019

(Dollars in Thousands)

December 31,		December 31,
2020		2019
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$24,769	1.71%	$9,299	2.04%

Average short-term borrowings and average total borrowings increased by $15.5 million, or 166.4%, and $72.6 million, or 116.0%, respectively, and rates paid decreased by 0.3% and 0.9%, respectively, for the year ended December 31, 2020 as compared to the same period in 2019. These increases were primarily due to the inclusion of a full year, or $81.2 million, in Partners average total borrowings, including borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, and the Company’s issuance of $18.1 million in subordinated debt late in the second quarter of 2020, and a decrease in the average balance of and rates paid on FHLB borrowings due to maturities that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Capital

Total stockholders’ equity as of December 31, 2020 was $136.7 million, an increase of $5.8 million, or 4.4%, from December 31, 2019. Key drivers of this change were the net income attributable to the Company for the year ended December 31, 2020 and an increase in accumulated other comprehensive income, net of deferred tax, which were partially offset by cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of December 31, 2020 and 2019 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A more in depth discussion of regulatory capital requirements is included in Note 15 of the consolidated financial statements included at Item 8 to this Annual Report on Form 10-K.

Capital Components

At December 31, 2020 and 2019

(Dollars in Thousands)

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$79,080	12.7%	$65,132	10.5%	$62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's Federal Funds Sold position, which includes funds in due from banks and interest-bearing deposits with banks, averaged $40.3 million during the year ended December 31, 2020 and totaled $50.3 million at December 31, 2020, as compared to an average of $9.3 million during the year ended December 31, 2019 and a year-end position of $31.2 million at December 31, 2019. Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2020, advances available totaled approximately $385.8 million of which $33.0 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to at least $250 thousand.

Impact of Inflation

Unlike most industrial companies, the assets and liabilities of financial institutions such as the Company are primarily monetary in nature. Therefore, interest rates have a more significant effect on the Company's performance than do the effects of changes in the general rate of inflation and change in prices. In addition, interest rates do not necessarily move in the same direction or in the same magnitude as the prices of goods and services. As discussed previously, management seeks to manage the relationships between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations, including those resulting from inflation.

Off-Balance Sheet Arrangements

With the exception of the Company's obligations in connection with its irrevocable letters of credit and loan commitments, the Company has no other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources, that is material to investors.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the re-pricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as a borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. the Company's goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Company maintains. The Company manages interest rate risk through an asset and liability committee, or ALCO. ALCO is responsible for managing the Company's interest rate risk in conjunction with liquidity and capital management.

The Company employs an independent consulting firm to model its interest rate sensitivity. The Company uses a net interest income simulation model as its primary tool to measure interest rate sensitivity. Many assumptions are developed based on expected activity in the balance sheet. For maturing assets, assumptions are created for the redeployment of the assets. For maturing liabilities, assumptions are developed for the replacement of these funding sources. Assumptions are also developed for assets and liabilities that could reprice during the modeled time period. These assumptions also cover how the Company expects rates to change on non-maturity deposits such as interest checking, money market checking, savings accounts as well as certificates of deposit. Based on inputs that include the current balance sheet, the current level of interest rates and the developed assumptions, the model then produces an expected level of net interest income assuming that market rates remain unchanged. This is considered the base case. Next, the model determines what net interest income would be based on specific changes in interest rates. The rate simulations are performed for a two year period and include ramped rate changes of down 100 basis points to 400 basis points and up 100 basis points to 400 basis points. In both the up and down scenarios, the model assumes a parallel shift in the yield curve. The results of these simulations are then compared to the base case.

Stress testing the balance sheet and net interest income using instantaneous parallel shock movements in the yield curve of 100 to 400 basis points is a regulatory and banking industry practice. However, these stress tests may not represent a realistic forecast of future interest rate movements in the yield curve. In addition, instantaneous parallel interest rate shock modeling is not a predictor of actual future performance of earnings. It is a financial metric used to manage interest rate risk and track the movement of the Company's interest rate risk position over a historical time frame for comparison purposes. Given that the models assume a static balance sheet, relies on historical betas and assumes immediate parallel rate changes, no assurance can be given that future performance will mirror the models.

At December 31, 2020, the Company's asset/liability position was asset sensitive based on its interest rate sensitivity model. The Company's net interest income would increase by 7.0% in an up 100 basis point scenario and would increase by 31.0% in an up 400 basis point scenario over a one-year timeframe. In the two-year horizon, the Company's net interest income would increase by 13.0% in an up 100 basis point scenario and would increase by 51.0% in an up 400 basis point scenario. At December 31, 2020, all interest rate risk stress test measures were within Delmarva’s and Partners’ board policy established limits in each of the increased rate scenarios.

Additional information on the Company's interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2020 can be found below.

Interest Rate Risk in Earning (Net Interest Income)
December 31, 2020
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	31.0%
+300	23.0%
+200	15.0%
+100	7.0%
−100	-4.0%
−200	-7.0%
−300	-10.0%
−400	-11.0%

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

The interest rate risk to capital at December 31, 2020 is shown below and reflects that the Company's market value of capital is in an asset position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2020, all EVE stress test measures were within Delmarva's and Partners’ board policy established limits in each of the increased rate scenarios.

Interest Rate Risk to Capital
December 31, 2020
Change in interest rates (basis	Percentage change in
points)	market value
+400	46.0%
+300	38.0%
+200	28.0%
+100	15.0%
−100	-21.0%
−200	-24.0%
−300	-24.0%
−400	-26.0%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 1 of the consolidated financial statements for the year ended December 31, 2020 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Partners Bancorp

Salisbury, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Partners Bancorp and its subsidiaries (the Company) as of December 31, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 3 – Loans, Allowance for Credit Losses and Impaired Loans to the consolidated financial statements, the Company maintains an allowance for loan losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for loan losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering changes in delinquency and other asset quality trends, the nature and volume of the portfolio, lending policies and procedures, the experience, depth and ability of management, current national and local economic conditions, the existence and effect of concentrations, the loan review system, collateral values, and other external factors. Qualitative factors contribute significantly to the allowance for loan losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for loan losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective  estimates.

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors, which included:
o	Evaluating the completeness and accuracy of data inputs used as a basis for the qualitative factors.
o	Evaluating the reasonableness of management’s judgments related to the determination of qualitative factors.
o	Evaluating the qualitative factors for directional consistency and for reasonableness.
o	Testing the mathematical accuracy of the allowance calculation, including the application of the qualitative factors.

/s/ Yount, Hyde & Barbour, P.C.

We have served as the Company's auditor since 2020.

Richmond, Virginia

March 30, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Partners Bancorp

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Partners Bancorp and subsidiaries (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Salisbury, Maryland

March 27, 2020

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

	December 31,	December 31,
	2020	2019
(Dollars in thousands, except per share amounts)
ASSETS
Cash and due from banks	$13,643	$34,488
Interest bearing deposits in other financial institutions	218,667	29,393
Federal funds sold	50,301	31,230
Cash and cash equivalents	282,611	95,111
Securities available for sale, at fair value	124,925	104,321
Loans held for sale	9,858	3,555
Loans, less allowance for credit losses of $13,203 at December 31, 2020 and $7,304 at December 31, 2019	1,022,302	986,684
Accrued interest receivable	5,229	3,138
Premises and equipment, less accumulated depreciation	15,439	13,705
Restricted stock	5,445	6,567
Operating lease right-of-use assets	3,983	4,504
Financing lease right-of-use assets	1,824	1,961
Other investments	5,091	3,518
Deferred income taxes, net	4,395	3,839
Bank owned life insurance	14,841	7,817
Other real estate owned, net	2,677	2,417
Core deposit intangible, net	2,660	3,373
Goodwill	9,582	9,391
Other assets	3,359	2,262
Total assets	$1,514,221	$1,252,163
LIABILITIES
Deposits:
Non-interest bearing demand	$390,511	$261,189
Interest bearing demand	125,131	76,947
Savings and money market	323,488	222,975
Time, $100,000 or more	286,884	274,387
Other time	142,126	170,841
	1,268,140	1,006,339
Accrued interest payable	402	572
Short-term borrowings with the Federal Home Loan Bank	—	43,500
Long-term borrowings with the Federal Home Loan Bank	32,972	53,330
Subordinated notes payable, net	24,101	6,435
Other borrowings	42,382	1,249
Operating lease liabilities	4,301	4,797
Financing lease liabilities	2,242	2,355
Other liabilities	2,986	2,709
Total liabilities	1,377,526	1,121,286
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,758,448 as of December 31, 2020 and 17,790,181 as of December 31, 2019	178	178
Surplus	87,200	87,437
Retained earnings	45,673	41,785
Noncontrolling interest in consolidated subsidiaries	1,346	738
Accumulated other comprehensive income, net of tax	2,298	739
Total stockholders' equity	136,695	130,877
Total liabilities and stockholders' equity	$1,514,221	$1,252,163

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(Dollars in thousands, except per share data)	2020	2019
INTEREST INCOME ON:
Loans, including fees	$52,805	$36,975
Investment securities:
Taxable	1,641	850
Tax-exempt	941	637
Federal funds sold	126	157
Other interest income	584	762
	56,097	39,381
INTEREST EXPENSE ON:
Deposits	9,427	6,435
Borrowings	2,788	1,844
	12,215	8,279
NET INTEREST INCOME	43,882	31,102
Provision for credit losses	6,894	1,441
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	36,988	29,661
OTHER INCOME:
Service charges on deposit accounts	849	1,174
Gain on sales and calls of investment securities	601	107
Mortgage banking income	4,042	237
Other income	3,000	2,389
	8,492	3,907
OTHER EXPENSES:
Salaries and employee benefits	20,304	13,261
Premises and equipment	4,603	3,713
Amortization of core deposit intangible	713	346
Losses on other real estate owned	101	247
Merger related expenses	8	921
Other expenses	11,705	6,556
	37,434	25,044
INCOME BEFORE TAXES ON INCOME	8,046	8,524
Federal and state income taxes	1,723	2,631
NET INCOME	$6,323	$5,893
Net (income) attributable to noncontrolling interest	(653)	(10)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$5,670	$5,883

Earnings per common share
Basic earnings per share	$0.318	$0.538
Diluted earnings per share	$0.318	$0.537

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020 and 2019

	Year Ended December 31,
(Dollars in thousands)	2020	2019
NET INCOME	$6,323	$5,893
OTHER COMPREHENSIVE INCOME, NET OF TAX:
Unrealized holding gains on securities available for sale arising during the period	2,723	2,107
Deferred income tax liabilities	(722)	(558)
Other comprehensive income, net of tax	2,001	1,549

Reclassification adjustment for gains included in net income	(601)	(107)
Deferred income tax liabilities	159	28
Other comprehensive loss, net of tax	(442)	(79)
TOTAL OTHER COMPREHENSIVE INCOME	1,559	1,470
COMPREHENSIVE INCOME	7,882	7,363
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(653)	(10)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$7,229	$7,353

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2020 and 2019

For the years ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2018	$100	$29,470	$37,149	$—	$(731)	$65,988
Net income	—	—	5,883	10	—	5,893
Other comprehensive income, net of tax	—	—	—	—	1,470	1,470
						7,363
Cash dividends, $0.100 per share	—	—	(1,193)	—	—	(1,193)
Minority interest contributed capital	—	—	—	728	—	728
Loss on equity securities realized during the period	—	—	(54)	—	—	(54)
Stock option exercises, net	—	50	—	—	—	50
Issuance of replacement stock options	—	350	—	—	—	350
Warrant exercises, net	8	5,334	—	—	—	5,342
Common stock issued to shareholders of Virginia Partners Bank	70	52,211	—	—	—	52,281
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	22	—	—	—	22
Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877

Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	5,670	653	—	6,323
Other comprehensive income, net of tax	—	—	—	—	1,559	1,559
						7,882
Cash dividends, $0.100 per share	—	—	(1,782)	—	—	(1,782)
Stock repurchases	—	(445)	—	—	—	(445)
Minority interest contributed capital	—	—	—	(45)	—	(45)
Stock option exercises, net	—	184	—	—	—	184
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	14	—	—	—	14
Balances, December 31, 2020	$178	$87,200	$45,673	1,346	$2,298	$136,695

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	Year Ended
	December 31,
(Dollars in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,670	$5,883
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	6,894	1,441
Depreciation	1,451	1,197
Amortization and accretion	773	(32)
Gain on sales and calls of investment securities	(601)	(107)
Net losses on sales of assets	1	5
(Gain) Loss on equity securities	(42)	9
Gain on sale of loans held for sale, originated	(3,773)	(205)
Net (gains) losses on other real estate owned, including write‑downs	(8)	153
Increase in bank owned life insurance cash surrender value	(267)	(26)
Deferred income tax (benefit) expense	(1,088)	1,820
Stock‑based compensation expense, net of employee tax obligation	14	22
Net accretion of certain acquistion related fair value adjustments	(1,007)	(424)
Changes in assets and liabilities:
Loans held for sale	(2,530)	(1,383)
Accrued interest receivable	(2,091)	120
Other real estate owned	(20)	—
Other assets	(629)	(2,993)
Accrued interest payable	(170)	145
Other liabilities	(218)	1,411
Net cash provided by operating activities	2,359	7,036
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(71,168)	(30,777)
Purchases of other investments	(1,531)	—
Purchases of bank owned life insurance	(6,760)	—
Purchase of Federal Reserve Bank stock	(1,534)	—
Proceeds from maturities and paydowns of securities available for sale	28,063	42,988
Proceeds from sales of securities available for sale	24,450	—
Net increase in loans	(41,157)	(6,645)
Proceeds from sale of assets	1	16
Cash received acquisition	—	6,743
Purchases of premises and equipment	(3,187)	(1,247)
Proceeds from the sales of foreclosed assets	147	1,300
Proceeds from redemption of Federal Home Loan Bank stock	2,656	(114)
Net cash (used) provided by investing activities	(70,020)	12,264
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	278,019	9,642
Cash received for the exercise of stock options	184	50
Cash received for the exercise of warrants	10	5,342
(Decrease) increase in time deposits, net	(16,226)	33,680
Decrease in other borrowings, net	(22,731)	(1,394)
Proceeds from subordinated debt	17,637	—
Net increase in minority interest contributed capital	608	9
Decrease in finance lease liability	(113)	(17)
Cash paid for stock repurchases	(445)	—
Cash paid to shareholders	—	(2)
Dividends paid	(1,782)	(1,193)
Net cash provided by financing activities	255,161	46,117
Net increase in cash and cash equivalents	187,500	65,417
Cash and cash equivalents, beginning of period	95,111	29,694
Cash and cash equivalents, ending of period	$282,611	$95,111
Supplementary cash flow information:
Interest paid	$12,385	$8,099
Income taxes paid	3,752	1,297
Total appreciation on securities available for sale	$2,122	$1,999
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Fair value of assets acquired, net of cash and cash equivalents	$—	$447,424
Fair value of liabilities assumed, net of cash and cash equivalents	—	404,959
Value of shares provided to stockholders	—	52,282
Value of stock options assumed in acquisition	—	350
Loans converted to other real estate owned	$379	$209

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the Company) is a multi-bank holding company with two subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank operating in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia. The Subsidiaries provide financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Subsidiaries conform to generally accepted accounting principles and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of Partners Bancorp; its wholly owned subsidiaries, The Bank of Delmarva and Virginia Partners Bank, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and is a real estate holding company; FBW, LLC, of which Delmarva holds 50% interest, and is also a real estate holding company; Bear Holdings, Inc, a wholly owned subsidiary of Partners, and is a real estate holding company; Johnson Mortgage Company, LLC, of which Partners owns 51% interest, and is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, and which holds investment property. All significant intercompany accounts and transactions have been eliminated.

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

Restricted Stock, Equity Securities and Other Investments:

Federal Reserve Bank (“FRB”) stock, at cost, Federal Home Loan Bank (“FHLB”) stock, at cost, Atlantic Central Bankers Bank (“ACBB”) stock, at cost, and Community Bankers Bank (“CBB”) stock, are equity interests in the FRB, FHLB, ACBB, and CBB, respectively. These securities do not have a readily determinable fair value for purposes of ASC 320-10 Investments-Debts and Equity Securities (“ASC 320-10”) because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI.

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

The allowance for loan losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, an assessment of individual problem loans and actual loss experience, the value of the underlying collateral, and current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least monthly and more often if deemed necessary.

The allowance for credit losses typically consists of an allocated component and an unallocated component. The allocated component of the allowance for credit losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.

The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using an informal loss migration analysis that examines loss experience and the related internal gradings of loans charged off over a current 3 year period. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Loan Charge-off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

●	management deems the asset to be uncollectible
●	repayment is deemed to be made beyond the reasonable time frames
●	the asset has been classified as a loss by internal or external review
●	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets

Acquired Loans

Loans acquired in connections with business combinations are recorded at their acquisition-date fair value with no carry over of related allowance for credit losses. Any allowance for loan loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considers several factors as indicator that an acquired loan has evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

Acquired loans that were not individually determined to be purchased with deteriorated credit quality are accounted for in accordance with ASC 310-20, Nonrefundable Fees and Other Costs (“ASC 310-20”), whereby the premium or discount derived from the fair market value adjustment, on a loan-by-loan or pooled basis, is recognized into interest income on a level yield basis over the remaining expected life of the loan or pool.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at December 31, 2020 include probable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

The Company has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of December 31, 2020, with an aggregate balance of $16.2 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receiveables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2020 or 2019. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of December 31, 2020 or 2019 for possible repurchases. Management does not believe that a provision for early default or refinancing cost is necessary at December 31, 2020 or 2019.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at December 31, 2020 and 2019. Gains and losses on the sale of mortgages as well as orgination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in mortgage banking income on the Company’s consolidated income statement.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other income. At December 31, 2020 there were five properties with a combined value of $2.7 million included in other real estate owned, and at December 31, 2019 there were four properties with a combined value of $2.4 million.

Bank Premises and Equipment and Depreciation:

Subsidiaries premises and equipment are stated at cost less accumulated depreciation. Land is carried at cost. The provision for depreciation is computed using primarily the straight-line method over the estimated useful lives of the assets, ranging from two to fifty years. Leasehold improvements are depreciated over the lesser of the terms of the leases or their estimated useful lives. Expenditures for improvements that extend the life of an asset are capitalized and depreciated over the asset's remaining useful life. Gains or losses realized on the disposition of premises and equipment are reflected in the consolidated statements of income. Expenditures for repairs and maintenance are charged to premises and equipment as incurred. Computer software is recorded at cost and amortized over three to five years.

Intangible Assets and Amortization:

During the fourth quarter of 2019 the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty Bell Bank. ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are being amortized over their remaining useful life (see Note 18 – Goodwill and Intangible Assets for further information).

Goodwill:

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

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles is reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC 360-10 Property, Plant, and Equipment (“ASC360-10”). As of December 31, 2020 and 2019, certain loans were deemed to be impaired (see Note 3 – Loans, Allowance for Credit Losses and Impaired Loans for further information).

Income Taxes:

The Company and its subsidiaries file a consolidated Federal tax return. The provision for Federal and state income taxes is based upon the consolidated results of operations, adjusted for tax-exempt income. Deferred income taxes are provided under ASC 740-10 Income Taxes (“ASC 740-10”) by applying enacted statutory rates to temporary differences between financial and tax bases of assets and liabilities.

Temporary differences, which give rise to deferred tax assets relate principally to the allowance for credit losses, lease liabilities, fair value adjustments related to business combinations, accumulated amortization of intangibles, impairment loss on securities, net operating loss carryforward, net losses on other real estate owned, and unrealized depreciation on securities available for sale. Temporary differences which give rise to deferred tax liabilities relate to accumulated depreciation, deferred gains, right of use assets, accumulated amortization on core deposit intangibles and accumulated accretion of discount on debt securities.

Credit Risk:

The Company has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (FDIC). The Subsidiaries have not experienced any losses in such accounts and management does not believe it is exposed to any significant credit risks with respect to such deposits.

Cash and Cash Equivalents:

The Company has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for purposes of reporting cash flows. Cash and cash equivalents were $282.6 million and $95.1 million at December 31, 2020 and 2019, respectively.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each year, giving retroactive effect to stock splits and dividends. Weighted average shares outstanding were 17,805,835, and 10,924,902 for the years ended December 31, 2020 and 2019, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the year, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 14 – Earnings Per Share for further information).

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (SEC) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13.

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

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (SAB) 119.  SAB 119 updated portions of SEC interpretative guidance to align with ASC 326.  It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (“ASU 2019-12”). The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance. This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing the impact that ASU 2019-12 will have on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures” (“Topic 323”), and “Derivatives and Hedging” (“Topic 815”) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-01 to have a material impact on its consolidated financial statements.

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“Topic 848”). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope”. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the discounting transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes

March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, and is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements.

In March 2020, the SEC finalized amendments to the definitions of its “accelerated filer” and “large accelerated filer” definitions. The amendments increase the threshold criteria for meeting these filer classifications and were effective on April 27, 2020. Any change in filer status are to be applied beginning with the filer’s first annual report filed with the SEC subsequent to the effective date.  Prior to these changes, the Company had not  been required to comply with section 404(b) of the Sarbanes Oxley Act of 2002 concerning auditor attestation over internal control over financial reporting (“ICFR”) as an “accelerated filer” as it had less than $75 million in public float.  The rule change expands the definition of “smaller reporting companies” to include entities with public float of less than $700 million and less than $100 million in annual revenues.  The Company will continue to be a smaller reporting company under the expanded definition.  The classifications of “accelerated filer” and “large accelerated filer” require a public company to obtain an auditor attestation concerning the effectiveness of ICFR and include the opinion on ICFR in its annual report on Form 10-K.  Smaller reporting companies also have additional time to file quarterly and annual financial statements.  All public companies are required to obtain and file annual financial statement audits, as well as provide management’s assertion on effectiveness of internal control over financial reporting, but the external auditor attestation of internal control over financial reporting is not required for smaller reporting companies.  This change does not affect the Company’s annual reporting and audit requirements.

In March 2020, (revised in April 2020) various regulatory agencies, including the Board of Governors of the Federal Reserve System and the FDIC, (“the Agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by a novel strain of coronavirus disease (“COVID-19”). The interagency statement was effective immediately and impacted accounting for loan modifications. Under ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors,” (“ASC 310-40”), a restructuring of debt constitutes a TDR if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. The Agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs. This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant. Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented. In August 2020, a joint statement on additional loan modifications was issued. Among other things, the Interagency Statement addresses accounting and regulatory reporting considerations for loan modifications, including those accounted for under Section 4013 of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The CARES Act was signed into law on March 27, 2020 to help support individuals and businesses through loans, grants, tax changes and other types of relief. The most significant impacts of the Act related to accounting for loan modifications and establishment of the Paycheck Protection Program (“PPP”). On December 21, 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed. The CAA extends or modifies many of the relief programs first created by the CARES Act, including the PPP and treatment of certain loan modifications related to the COVID-19 pandemic. The Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. Management expects this interagency guidance to have an impact on the Company’s financial statements; however, the full impact cannot be quantified at this time.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs” (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. For public business entities, the ASU is effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  Early adoption is not permitted. All entities should apply ASU No. 2020-08 on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. Management does not expect the adoption of ASU 2020-08 to have a material impact on its consolidated financial statements.

Financial Statement Presentation

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2. Investment Securities

Securities available for sale are as follows:

	December 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	1,878	—	38,123
Mortgage-backed securities	74,857	1,127	108	75,876
Subordinated debt investments	3,985	62	4	4,043
	$121,845	$3,204	$124	$124,925

	December 31, 2019
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,186	$162	$36	$10,312
Obligations of States and political subdivisions	33,885	716	43	34,558
Mortgage-backed securities	56,275	236	90	56,421
Subordinated debt investments	2,988	42	—	3,030
	$103,334	$1,156	$169	$104,321

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2020 and 2019 are as follows:

	December 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,494	$12	$—	$—	$2,494	$12
Mortgage-backed securities	18,525	108	—	—	18,525	108
Subordinated debt investments	996	4	—	—	996	4
Total securities with unrealized losses	$22,015	$124	$—	$—	$22,015	$124

	December 31, 2019
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$5,269	$34	$2,000	$2	$7,269	$36
Obligations of States and political subdivisions	4,669	43	—	—	4,669	43
Mortgage-backed securities	11,600	32	4,489	58	16,089	90
Total securities with unrealized losses	$21,538	$109	$6,489	$60	$28,027	$169

For individual securities classified as either available for sale or held to maturity, the Company must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating other-than-temporary impairment losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the cost basis of the individual security shall be written down to the fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss).

At December 31, 2020 there were two agency securities, six mortgage-backed securities (MBS), and three collateralized mortgage obligations (CMO), that have been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of December 31, 2020, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the period ending December 31, 2020 the Company sold 11 securities, resulting in a gain of $430 thousand. During the period ending December 31, 2019, the Company sold 12 securities, resulting in a gain of $10 thousand. Fifteen securities were either matured or called during 2020, resulting in a net gain of $171 thousand. Thirteen securities were either matured or called during 2019, resulting in a net gain of $97 thousand.

The Company realized a gain of $42 thousand on equity securities during the year ended December 31, 2020 and realized a loss of $9 thousand on equity securities during the year ended December 31, 2019.

Contractual maturities of investment securities at December 31, 2020 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	December 31, 2020
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,035	$2,037
Due after one year through five years	4,156	4,389
Due after five years through ten years	19,995	20,748
Due after ten years or more	20,802	21,875
Mortgage-backed securities, due in monthly installments	74,857	75,876
	$121,845	$124,925

	December 31, 2019
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,252	$2,250
Due after one year through five years	4,030	4,026
Due after five years through ten years	20,129	20,621
Due after ten years or more	20,648	21,003
Mortgage‑backed securities, due in monthly installments	56,275	56,421
	$103,334	$104,321

The Company has pledged certain securities as collateral for qualified customers' deposit accounts at December 31, 2020 and 2019 as follows:

	2020	2019
Amortized cost	$8,938	$9,143
Fair value	9,304	9,179

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of December 31, 2020 and 2019 are as follows:

(Dollars in thousands)	At December 31, 2020	At December 31, 2019
Originated Loans
Real Estate Mortgage
Construction and land development	$71,361	$59,236
Residential real estate	128,285	108,590
Nonresidential	394,539	325,916
Home equity loans	18,526	13,736
Commercial	115,387	52,838
Consumer and other loans	2,924	2,669
	731,022	562,985
Acquired Loans
Real Estate Mortgage
Construction and land development	$3,345	$25,515
Residential real estate	71,064	100,696
Nonresidential	175,206	218,633
Home equity loans	15,700	23,979
Commercial	37,411	59,159
Consumer and other loans	1,757	3,021
	304,483	431,003
Total Loans
Real Estate Mortgage
Construction and land development	$74,706	$84,751
Residential real estate	199,349	209,286
Nonresidential	569,745	544,549
Home equity loans	34,226	37,715
Commercial	152,798	111,997
Consumer and other loans	4,681	5,690
	1,035,505	993,988
Less: Allowance for credit losses	(13,203)	(7,304)
	$1,022,302	$986,684

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

Each of these segments are reviewed and analyzed quarterly using historical charge-off experience for their respective segments as well as the following qualitative factors:

●	Changes in the levels and trends in delinquencies, non-accruals, classified assets and TDRs

●	Changes in the value of underlying collateral
●	Changes in the nature and volume of the portfolio
●	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
●	Changes in the experience, depth and ability of management
●	Changes in the national and local economic conditions and developments, including the condition of various market segments
●	Changes in the concentration of credits within each pool
●	Changes in the quality of the Company's loan review system and the degree of oversight by the Company’s Board of Directors
●	Changes in external factors such as competition and the legal environment

The above factors result in a FASB ASC 450-10-20, calculated reserve for environmental factors.

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events, that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of loan losses inherent in the loan portfolio as of December 31, 2020 and 2019.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2020 and 2019:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,839	2,237	—	361	—	—	4,481
Individually evaluated for impairment:
Balance in allowance	$—	$156	$17	$—	$500	$—	$—	$673
Related loan balance	175	2,947	6,990	—	489	—	—	10,601
Collectively evaluated for impairment:
Balance in allowance	$903	$2,195	$7,567	$271	$1,402	$37	$114	$12,489
Related loan balance	74,487	194,563	560,518	34,226	151,948	4,681	—	1,020,423

Note: The balances above include unamortized discounts on acquired loans of $4.0 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	44	1,986	2,323	—	1,020	—	—	5,373
Individually evaluated for impairment:
Balance in allowance	$—	$216	$82	$—	$274	$—	$—	$572
Related loan balance	177	3,123	9,504	—	1,274	—	—	14,078
Collectively evaluated for impairment:
Balance in allowance	$602	$1,164	$3,991	$142	$552	$14	$267	$6,732
Related loan balance	84,530	204,177	532,722	37,715	109,703	5,690	—	974,537

Note: The balances above include unamoritized discounts on acquired loans of $6.1 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class as December 31, 2020 and 2019. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	602	1,380	4,074	142	826	14	266	7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	903	2,351	7,584	271	1,943	37	114	13,203

	December 31, 2019
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	647	1,521	3,629	122	641	13	490	7,063
Charge-offs	(11)	(193)	(460)	(105)	(689)	(126)	—	(1,584)
Recoveries	11	182	92	—	51	48	—	384
Provision	(45)	(130)	813	125	823	79	(224)	1,441
Ending Balance	602	1,380	4,074	142	826	14	266	7,304

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Company has provided $64.2 million in funding to over 600 customers through the PPP, of which approximately $42.3 million was still outstanding as of December 31, 2020. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated allocation for loan losses at this time.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the years ending December 31, 2020 and 2019. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans catergorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,487	$195,599	$552,758	$33,479	$151,779	$4,681	$1,012,783
Marginal	44	575	12,542	693	420	—	14,274
Substandard	175	3,175	4,445	54	599	—	8,448
TOTAL	$74,706	$199,349	$569,745	$34,226	$152,798	$4,681	$1,035,505
Non-Accrual	$175	$2,022	$2,170	$54	$489	$—	$4,910

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2019	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$84,574	$206,150	$539,259	$37,715	$110,349	$5,690	$983,737
Marginal	—	—	—	—	—	—	—
Substandard	177	3,136	5,290	—	1,648	—	10,251
TOTAL	$84,751	$209,286	$544,549	$37,715	$111,997	$5,690	$993,988
Non-Accrual	$177	$1,620	$2,608	$5	$131	$—	$4,541

A summary of loans that were modified under the terms of a TDR during the years ended December 31, 2020 and 2019 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Year ended December 31, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	489	—	489

Year ended December 31, 2019
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$295	$—	$—	$—	$—	$295
Post- modification recorded balance	—	288	—	—	—	—	288

During the year ended December 31, 2020, there was one loan modified as a TDRs that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-offs of $707 thousand. There were no loans modified as TDRs that subsequently defaulted during the year ended December 31, 2019 which had been modified as TDRs during the twelve months prior to default.

There were two loans secured by 1-4 family residential properties with an aggregrate balance of $353 thousand that were in the process of foreclosure at December 31, 2020. There were three loans secured by 1-4 family residential properties with aggregrate balances of $1.2 million that were in the process of foreclosure at December 31, 2019.

The following table includes an aging analysis of the recorded investment of past due financing receivables as of December 31, 2020 and 2019:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2020	Past Due*	Past Due**	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$642	$66	$175	$883	$73,823	$74,706	$—
Residential real estate	2,520	244	679	3,443	195,906	199,349	—
Nonresidential	2,552	1,240	2,377	6,169	563,576	569,745	—
Home equity loans	80	—	54	134	34,092	34,226	—
Commercial	86	169	489	744	152,054	152,798	—
Consumer and other loans	7	—	2	9	4,672	4,681	2
TOTAL	$5,887	$1,719	$3,776	$11,382	$1,024,123	$1,035,505	$2

*       Includes $683 thousand of non-accrual loans.

** Includes $227 thousand of non-accrual loans.

*** Includes $3.5 million of non-accrual loans.

**** Includes $458 thousand of non-accrual loans.

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2019	Past Due*	Past Due**	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$424	$—	$177	$601	$84,150	$84,751	$—
Residential real estate	1,296	677	702	2,675	206,611	209,286	—
Nonresidential	635	144	1,823	2,602	541,947	544,549	—
Home equity loans	—	—	—	—	37,715	37,715	—
Commercial	231	1,207	94	1,532	110,465	111,997	—
Consumer and other loans	1	19	—	20	5,670	5,690	5
TOTAL	$2,587	$2,047	$2,796	$7,430	$986,558	$993,988	$5

*       Includes $956 thousand of non-accrual loans.

**     Includes $81 thousand of non-accrual loans.

***    Includes $2.6 million of non-accrual loans.

****  Includes $863 thousand of non-accrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2020	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	614	614	—	156	671
Nonresidential	2,151	2,151	259	17	2,304
Home equity loans	—	—	—	—	—
Commercial	489	1,196	11	500	881
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$3,254	$3,961	$270	$673	$3,856
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$175	$175	$—	$—	$176
Residential real estate	2,333	2,425	107	—	2,365
Nonresidential	4,839	5,260	174	—	5,944
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$7,347	$7,860	$281	$—	$8,485
TOTAL	$10,601	$11,821	$551	$673	$12,341

Total impaired loans of $10.6 million at December 31, 2020 do not include PCI loan balances of $4.5 million, which are net of a discount of $644 thousand.

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

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	December 31, 2020	December 31, 2019
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$5,125	$6,426
Carrying amount	4,481	5,373
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$303,363	$430,711
Carrying amount	300,002	425,630
Total acquired loans
Outstanding balance	$308,488	$437,137
Carrying amount	304,483	431,003

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	December 31, 2020	December 31, 2019
Balance at beginning of period	$5,081	$745
Acquisitions	(1)	4,990
Accretion	(1,718)	(654)
Other changes, net	(1)	—
Balance at end of period	$3,361	$5,081

During the years ended December 31, 2020 and 2019, the Company recorded $15 thousand and $91 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI was $1.6 million at December 31, 2020 and 2019.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of December 31, 2020 and 2019.

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

Included in the amounts listed above are loans receivable from directors, principal officers, and stockholders of $19.8 million and $13.6 million at December 31, 2020 and 2019, respectively. During 2020 and 2019 loan additions totaled $12.6 million and $12.8 million, respectively. Of this amount, $11.2 million was due to the existing related party loans on Partners books that the Company assumed during the Share Exchange. During 2020 and 2019 repayments totaled $6.4 million and $3.2 million, respectively. These loans were made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers, including interest rates and collateral. They do not involve more than normal risk of collectability or present other unfavorable terms.

Note 4. Premises, Equipment and Depreciation

A summary of premises and equipment, at cost, and accumulated depreciation is as follows:

	2020	2019
Land	$3,022	$2,917
Buildings and improvements	13,413	12,106
Furniture and equipment	14,355	14,360
Total premises and equipment	30,790	29,383
Less: accumulated depreciation	15,351	15,678
Net premises and equipment	$15,439	$13,705

Depreciation expense totaled $1.5 million and $1.2 million for the years ended December 31, 2020, and 2019, respectively.

Note 5. Income Taxes

Components of income tax expense for the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Current
Federal	$2,132	$62
State	870	954
Total current	3,002	1,016
Deferred income tax (liabilities) benefits:
Federal	(899)	1,509
State	(380)	106
Total deferred	(1,279)	1,615
Income tax expense	$1,723	$2,631

A reconciliation of tax computed at the Federal statutory income tax rate of 21% to the actual expense for the year ended December 31, 2020 and 2019 is as follows:

	2020	2019
Tax at Federal statutory income tax rate	$1,690	$1,790
Tax effect of:
Tax exempt income	(259)	(146)
Other	(95)	149
State income taxes, net of Federal tax benefit	387	838
Income tax expense	$1,723	$2,631

Income taxes included in the balance sheets are as follows:

	2020	2019
Deferred income tax assets:
Allowance for credit losses and unfunded commitments	$3,530	$1,841
Net operating loss carryforward	374	275
Accumulated amortization on intangibles	21	28
Lease liability	1,633	—
Net losses on other real estate owned	1,134	1,132
Stock option expense	25	108
Discounts on acquired loans	1,060	1,539
Other real estate owned valuation	—	406
Realized gain or loss on investments	6	3
Other fair value adjustments	28	18
Other	58	160
	7,869	5,510
Valuation allowance	(374)	(275)
	7,495	5,235
Deferred tax liabilities:
Accumulated depreciation	77	72
Accumulated amortization on core deposit intangible	650	840
Deferred gain	136	134
Net depreciation on securities available for sale	780	249
Right of use assets	1,457	—
Purchase discounts	—	36
Accumulated securities discount accretion	—	65
	3,100	1,396
Net deferred income tax asset	$4,395	$3,839

The Company has a state net operating loss of approximately $5.4 million. Losses incurred through December 31, 2017 have a 20 year life. Losses incurred in 2018 and after do not expire. Management has determined that this deferred tax asset will not be realizable in the future, and accordingly has recorded a valuation allowance of $374 thousand, the full value of the state net operating loss carryforward included in the deferred tax asset. Except for state net operating losses at the holding company, management has determined that no other valuation allowance is required as it is more likely than not that the other deferred tax assets will be fully realizable in the future.

At December 31, 2020 and 2019, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (“ASC 740”). The Bank's Federal and state income tax returns are subject to examination by the IRS and/or state tax authorities. The tax years that remain subject to examination by the Federal government and the State of Maryland include the tax years ended December 31, 2017 and after. The tax years that remain subject to examination by the State of New Jersey include the tax years ended December 31, 2016 and after. The tax years that remain subject to examination by the State of Virginia include the tax years ended December 31, 2017 and after. The company’s policy is to record interest and penalty as a component of tax expense

Note 6. Deposits

Time deposits and their remaining maturities at December 31, 2020 are as follows:

2021	$213,956
2022	125,223
2023	52,792
2024	21,747
2023	15,282
2024 and thereafter	10
Total time deposits	$429,010

Interest expense on deposits for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
NOW	$407	$217
Money market	849	243
Savings	187	108
Time, $100,000 or more	4,974	2,901
Other time	3,010	2,966
	$9,427	$6,435

The approximate amount of certificates of deposit of $250,000 or more was $145.4 million and $148.4 million at December 31, 2020 and 2019, respectively.

Deposit balances of officers and directors and their affiliated interests totaled approximately $18.1 million and $12.0 million as of December 31, 2020 and 2019, respectively.

Deposit accounts in an overdraft position totaled approximately $87 thousand and $134 thousand as of December 31, 2020 and 2019, respectively.

Some of the Company's CD deposits are through participation in the Certificate of Deposit Account Registry Service (CDARS). These deposits totaled $3.0 million and $4.3 million at December 31, 2020 and 2019, respectively.

Note 7. Other Income

Other income consists of the following:

	2020	2019
Investment fees and commissions	$—	$23
Bank owned life insurance	264	26
Safe deposit box rentals	56	47
Mortgage division fees	650	371
Visa debit income	1,035	935
Other non‑interest income	995	987
	$3,000	$2,389

Note 8. Borrowings and Notes Payable

The Company owns capital stock of the Federal Home Loan Bank of Atlanta (FHLB) as a condition for $385.8 million in convertible advance credit facilities from the FHLB. As of December 31, 2020, the Company had remaining credit availability of $352.8 million under these facilities.

The following table details the advances the Company had outstanding with the FHLB at December 31, 2020 and 2019:

	December 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	964	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,208	1.99%	March 2026	Fixed, paid quarterly
Total advances	32,972

	December 31, 2019
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate	12,000	1.73%	January 2020	Fixed, at maturity
Fixed rate	4,500	1.76%	January 2020	Fixed, at maturity
Fixed rate	7,600	1.68%	January 2020	Fixed, at maturity
Fixed rate	7,700	1.68%	January 2020	Fixed, at maturity
Fixed rate	6,000	1.70%	January 2020	Fixed, at maturity
Fixed rate	3,200	1.71%	January 2020	Fixed, at maturity
Fixed rate	7,000	1.70%	January 2020	Fixed, at maturity
Fixed rate hybrid	15,000	2.09%	June 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	3.04%	November 2020	Fixed, paid monthly
Fixed rate hybrid	5,000	2.91%	November 2020	Fixed, paid quarterly
Fixed rate hybrid	6,000	2.44%	April 2021	Fixed, paid quarterly
Convertible	10,000	2.68%	May 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid quarterly
Principal reducing credit	1,393	1.62%	March 2023	Fixed, paid quarterly
Principal reducing credit	1,437	1.99%	March 2026	Fixed, paid quarterly
Total advances	96,830

Average short-term borrowing under FHLB approximated $24.8 million and $9.3 million for the years ended December 31, 2020 and 2019. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year. Short-term borrowings under the FHLB totaled $43.5 million at December 31, 2019, with an average rate of 2.04%. There were no short term borrowings at December 31, 2020.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $178.6 million and $223.5 million at December 31, 2020 and 2019, respectively.

The Company prepaid one of its outstanding FHLB advances totaling $10.0 million during year ended December 31, 2020, which resulted in the recognition of $116,000 in in prepayment fees.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments are due quarterly at 6.71% per annum, and the outstanding principal balance matures in October 2025. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of issuance costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.6 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $681 thousand as of December 31, 2020. This note is carried on the balance sheet net of a discount of $25 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides Johnson Mortgage Company (JMC) a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.750% at December 31, 2020). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on August 31, 2021. The balance outstanding at December 31, 2020 and 2019 was $142 thousand and $576 thousand, respectively. Interest expense on the warehouse lines of credit was $119 thousand and $14 thousand during the years ended December 31, 2020 and 2019, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPP Liquidity Facility (“PPPLF”). Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans. As of December 31, 2020, the Company’s outstanding advances under the PPPLF were $41.6 million. The interest rate on the advances is fixed at a rate of 0.35% through the advance maturities ranging from April 2022 to June 2025. The Company’s available borrowing capacity under the PPPLF as of December 31, 2020 was $41.6 million, all of which was currently outstanding.

The proceeds of these long term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $59 million with various correspondent banks for short term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At December 31, 2020, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $6 thousand. At December, 2019 there were no borrowings outstanding, and securities pledged under this credit facility had an amortized cost and fair value of $7 thousand and $8 thousand, respectively.

The Company has pledged investment securities available for sale with a combined amortized cost and fair value of $2.3 million and $2.4 million, respectively, at December 31, 2020, and combined amortized cost and fair value of $2.3 million at December 31, 2019 with the FRB to secure Discount Window borrowings. At December 31, 2020 and 2019 there were no outstanding borrowings under these facilities.

Maturities on long-term debt are as follows (dollars in thousands):

2021	$6,771
2022	43,821
2023	310
2024	20,005
2025	5,600
Thereafter	22,948
$99,455

Note 9. Profit Sharing Plan

Both Delmarva and Partners have a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Under the 401(k) provision both banks are currently matching 50% of employee contributions of up to 6% of their compensation as defined under the plan. Partners also retains a discretionary profit sharing plan in which the bank contributes 3% of the employees’ pay regardless of whether the employees contribute. Additional employer contributions are at the discretion of the Board of Directors. The Company’s contributions to this plan totaled $476 thousand and $207 thousand, for the years ended December 31, 2020 and 2019, respectively.

Note 10. Lease Commitment

The Company adopted ASU 2016-02, Leases (Topic 842) (“ASC 2016-02”), on January 1, 2019, using a modified-retrospective approach, whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required. The Company also elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things allowed the Company to carry forward the historical lease classifications. Additionally, the Company elected the hindsight practical expedient to determine the lease term for existing leases.

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

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related renewal options that are reasonably certain of being exercised. The Company has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets are limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset and a corresponding lease liability of $3.6 million on January 1, 2019.

The following tables present information about the Company’s leases for the years ended:

Dollars in Thousands	December 31, 2020	December 31, 2019
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$3,983	$4,504
Lease liability	4,301	4,797
Finance Lease Amounts
Right-of-use asset	$1,824	$1,961
Lease liability	2,242	2,355

Income Statement
Year Ended December 31, 2020
Operating lease cost classified as premises and equipment	$859	$511
Finance lease cost classified as interest on borrowings	65	25

Weighted average lease term - Operating Leases (Yrs.)	8.00	8.39
Weighted average lease term - Finance Leases (Yrs.)	13.09	14.09
Weighted average discount rate - Operating Leases (1)	2.74%	2.79%
Weighted average discount rate - Finance Leases (1)	2.84%	2.87%
Operating outgoing cash flows from operating leases	$813	$516
Operating outgoing cash flows from finance leases	$178	$74

(1) The discount rate was developed by using the fixed rate credit advance borrowing rate at the Federal Home Loan Bank of Atlanta for a term correlating to the remaining term of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$676
One to three years	1,306
Three to five years	1,038
Over 5 years	1,881
Total undiscounted cash flows	4,901
Less: Discount	(600)
Lease Liabilities	$4,301

Finance Leases:
One year or less	$168
One to three years	366
Three to five years	396
Over 5 years	1,784
Total undiscounted cash flows	2,714
Less: Discount	(472)
Lease Liabilities	$2,242

Note 11. Other Operating Expenses

Other operating expenses include the following:

	2020	2019
Professional services	$620	$399
Stationery, printing and supplies	254	224
Postage and delivery	201	205
FDIC assessment	644	356
State bank assessment	82	16
Directors fees and expenses	608	289
Marketing	441	313
Correspondent bank services	117	84
ATM expenses	1,002	859
Telephones and mobile devices	755	502
Membership dues and fees	122	78
Legal fees	535	233
Audit and related professional fees	456	126
Insurance	265	180
Listing Fees	114	—
Other	5,489	2,692
	$11,705	$6,556

Note 12. Stock Option Plans

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

In 2004 Liberty Bell Bank adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the Liberty Plans). In February 2014 the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with Partners Bancorp in February 2018. In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plan was assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Liberty common stock were convertible in the Merger, which was 0.2857 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14. No options were exercised during the year ended December 31, 2019.

A summary of stock option transactions for the year ended ended December 31, 2020 is as follows:

	December 31, 2020
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	8,709	$4.14	3.24
Granted	—	—	—
Exercised	(1,028)	4.14	—
Forfeited	—	—	—
Outstanding at end of period	7,681	$4.14	2.23	$18,127

Options exercisable at December 31, 2020	7,681	$4.14

Weighted average fair value of options granted during the period	$—

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

As a result of the Share Exchange, each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase the Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company common stock at a weighed average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions for 2020 is as follows:

	December 31, 2020
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	247,705	$6.14	3.81
Granted	—	—	—
Exercised	(30,748)	5.83	—
Forfeited	(30,405)	5.95	—
Outstanding at end of period	186,552	$6.22	3.47	$52,070

Options exercisable at December 31, 2020	186,552	$6.22

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on December 31, 2020.

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

December 31, 2019
Dividend yield	1.34%
Expected life	1.91
Expected volatility	4.34%
Risk-free interest rate	1.60%

The Black-Scholes option pricing model was used to value the replacement stock option awards per the share exchange agreement in 2019. The expected volatility is based on the Company’s recent historical volatility. The risk-free interest rates for periods within the contractual life of the awards are based on the U.S. Treasury yield curve in effect at the time of the grant. The expected life is based on the contractual life and vesting period for the respective stock option. The dividend yield assumption is based on the Company’s expectation of dividend payouts.

As stated in Note 1, the Company follows ASC Topic 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020.

Note 13. Restricted Stock Plan

The Company had an employee and director restricted stock plan and had reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Plan was adopted by the Company's Board of Directors in April 2014, and, subject to the right of the Board of Directors to terminate the Plan at any time, terminated on June 30, 2018. The termination of the Plan, either at the scheduled termination date or before such date, does not affect any award issued prior to termination. During 2017 and 2018 the Company awarded 5,000 and 9,000 shares, respectively, to individual employees based on certain employment criteria. These shares vested over two or three years, based on the specific employment agreement. Each award from the plan is evidenced by an award agreement that specifies the vesting period of the restricted stock plan, the number of shares to which the award pertains, and such other provisions as the grantor determines.

As of December 31, 2020 non-vested restricted stock awards totaling 3,000 were outstanding as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2019	6,000	$7.30
Vested in 2020	(3,000)	7.30
Nonvested Awards December 31, 2020	3,000	$7.30

As stated in Note 1, the Company follows ASC Topic 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted in 2018 and 2019 is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC Topic 718-10, during 2020 the Company recognized restricted stock-based compensation expense of $14 thousand, or $11 thousand net of tax, related to the 2014 restricted stock awards. During 2019 the Company recognized restricted stock-based compensation expense of $22 thousand, or $16 thousand net of tax, related to the 2014 restricted stock awards. Unrecognized restricted stock-based compensation expense related to 2014 restricted stock awards totaled approximately $4 thousand at December 31, 2020. The remaining period over which this unrecognized expense is expected to be recognized is two months.

Note 14. Earnings Per Share

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

The following table presents basic and diluted EPS for the year ended December 31, 2020 and 2019:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the year ended December 31, 2020
Basic EPS	$5,670	17,806	$0.318
Effect of dilutive stock awards	—	26	—
Diluted EPS	$5,670	17,832	$0.318

For the year ended December 31, 2019
Basic EPS	$5,883	10,925	$0.538
Effect of dilutive stock awards	—	21	—
Diluted EPS	$5,883	10,946	$0.537

Note 15. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Banks to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets, Tier I capital to average assets, and beginning in 2015, common equity Tier I capital to risk-weighted assets. Management believes as of December 31, 2020 that the Banks meet all capital adequacy requirements to which they are subject.

As of December 31, 2020, the most recent notification from the FDIC categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and common equity Tier I risk-based ratios. There are no conditions or events since that notification that management believes have changed the Banks’ categories.

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

The implementation of the capital conservation buffer became fully phased in January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier I capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of December 31, 2020 and 2019 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2020 and 2019 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of December 31, 2020 and 2019 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

As of December 31, 2019
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$79,080	12.7%	$65,132	10.5%	$62,030	10.0%
Virginia Partners Bank	47,122	12.5%	39,676	10.5%	37,787	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	52,726	8.5%	49,624	8.0%
Virginia Partners Bank	46,881	12.4%	32,119	8.5%	30,230	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	71,752	11.6%	43,421	7.0%	40,320	6.5%
Virginia Partners Bank	46,881	12.4%	26,451	7.0%	24,562	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	71,752	9.1%	31,520	4.0%	39,399	5.0%
Virginia Partners Bank	46,881	10.4%	18,093	4.0%	22,616	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s and the Banks’ regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and the Banks’ net profits for the current year plus its retained net profits for the preceding two years.

Note 16. Fair Values of Financial Instruments

FASB ASC 825, Financial Instruments (“ASC 825”) requires disclosure about fair value of financial instruments, including those financial assets and financial liabilities that are not required to be measured and reported at fair value on a recurring or nonrecurring basis. ASC 825 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented may not necessarily represent the underlying fair value of the Company. Additionally, in accordance with ASU 2016-01, the Company uses the exit price notion, rather than the entry price notion, in calculating the fair values of financial instruments not measured at fair value on a recurring basis.

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,643	$13,643	$—	$—	$13,643
Interest bearing deposits	218,667	218,667	—	—	218,667
Federal funds sold	50,301	50,301	—	—	50,301
Securities:
Available for sale	124,925	—	124,925	—	124,925
Loans held for sale	9,858	—	9,858	—	9,858
Loans, net of allowance for credit losses	1,022,302	—	—	1,018,649	1,018,649
Accrued interest receivable	5,229	—	5,229	—	5,229
Restricted stock	5,445	—	5,445	—	5,445
Other investments	5,091	—	5,091	—	5,091
Bank owned life insurance	14,841	—	14,841	—	14,841
Other real estate owned	2,677	—	—	2,677	2,677
Financial liabilities:
Deposits	$1,268,140	$—	$839,122	$435,910	$1,275,032
Accrued interest payable	402	—	402	—	402
FHLB borrowing and other borrowings	32,972	—	34,147	798	34,945
Subordinated notes payable	24,101	—	34,810	—	34,810
PPPLF borrowings	42,382	—	41,585	—	41,585

Dollars are in thousands		Fair Value Measurements at December 31, 2019
		Quoted Prices in	Significant	Significant
	Carrying	Active Markets for	Other	Unobservable
	Amount	Identical Assets	Observable Inputs	Inputs
	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$34,488	$34,488	$—	$—	$34,488
Interest bearing deposits	29,393	29,393	—	—	29,393
Federal funds sold	31,230	31,230	—	—	31,230
Securities:
Available for sale	104,321	—	104,321	—	104,321
Loans held for sale	3,555	—	3,555	—	3,555
Loans, net of allowance for credit losses	986,684	—	—	976,636	976,636
Accrued interest receivable	3,138	—	3,138	—	3,138
Restricted stock	6,567	—	6,567	—	6,567
Other investments	3,518	—	3,518	—	3,518
Bank owned life insurance	7,817	—	7,817	—	7,817
Other real estate owned	2,417	—	—	2,417	2,417
Financial liabilities:
Deposits	$1,006,339	$—	$1,008,842	$—	$1,008,842
Accrued interest payable	572	—	572	—	572
FHLB advances	96,830	—	97,248	—	97,248
Subordinated notes payable	6,435	—	9,006	—	9,006
Other borrowings	1,249	—	—	1,249	1,249

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

Note 17. Fair Value Measurements

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

Level 1—Valuation is based on quoted prices in active markets for identical assets and liabilities.

Level 2—Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model-based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3—Valuation is based on model-based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

The following table presents fair value measurements on a recurring basis as of December 31, 2020 and 2019:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,883	$—	$6,883
Obligations of States and political subdivisions	—	38,123	—	38,123
Mortgage-backed securities	—	75,876	—	75,876
Subordinated debt investments	—	4,043	—	4,043
Total securities available for sale	$—	$124,925	$—	$124,925
December 31, 2019
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$10,312	$—	$10,312
Obligations of States and political subdivisions	—	34,558	—	34,558
Mortgage-backed securities	—	56,421	—	56,421
Subordinated debt investments	—	3,030	—	3,030
Total securities available for sale	$—	$104,321	$—	$104,321

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at December 31, 2020; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at December 31, 2020.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of December 31, 2020 and 2019.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2020
Impaired loans	$—	$—	$2,581	$2,581
OREO	—	—	2,677	2,677
Total	$—	$—	$5,258	$5,258
December 31, 2019
Impaired loans	$—	$—	$3,885	$3,885
OREO	—	—	2,417	2,417
Total	$—	$—	$6,302	$6,302

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilized Level 3 inputs to determine fair value as of December 31, 2020:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$2,581	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,677	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,258

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilitzed Level 3 inputs to determine fair value as of December 31, 2019:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3,885	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,417	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$6,302

Note 18. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350) The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumes, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020.

Goodwill: The Company acquired goodwill in the purchases of Liberty Bell Bank, which was effective in 2018, and Virginia Partners Bank (see Note 20 – Virginia Partners Transaction for further information). The following table provides changes in goodwill for the periods ended December 31, 2020 and December 31, 2019:

	December 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$9,391	$5,237
Partners acquisition	—	4,154
Measurement period adjustments	191	—
Balance at the end of the period	$9,582	$9,391

The measurement period adjustments in the table above relates to the finalization of tax and related deferred tax adjustments in connection with the acquisition of Virginia Partners Bank.

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

The following table provides changes in the core deposit intangible for the periods ended December 31, 2020 and December 31, 2019:

	December 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$3,373	$1,069
Partners acquisition	—	2,650
Amortization	(713)	(346)
Balance at the end of the period	$2,660	$3,373

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

December 31,
Dollars in Thousands	2020
2021	$600
2022	520
2023	467
2024	415
2025	246
Thereafter	412
$2,660

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

The following table provides changes in the net deposit premium and discounts for the periods ended December 31, 2020 and December 31, 2019:

	December 31,	December 31,
Dollars in Thousands	2020	2019
Balance at the beginning of the period	$(31)	$27
Partners acquisition	—	(38)
Amortization, net	8	(20)
Balance at the end of the period	$(23)	$(31)

The following table provides the accretion income for the net deposit discount over the years indicated below:

December 31,
Dollars in Thousands	2020
2021	$14
2022	6
2023	2
2024	1
2025	—
Thereafter	—
$23

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	December 31,	December 31,
	2020	2019
Year Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$1,734	$750
Time deposits (2)	(8)	21
Core deposit intangible (3)	(713)	(346)
Note Payable (4)	(6)	(1)
Net impact to income before taxes	$1,007	$424

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

Note 19. Parent Company Financial Information

Presented below are comparative balance sheets of the parent company, Partners Bancorp, as of December 31, 2020 and 2019, and statements of income and cash flows for each of the years ended December 31, 2020 and 2019.

BALANCE SHEETS

December 31, 2020 and 2019

	2020	2019
ASSETS
Cash	$17,579	$4,105
Investment in subsidiaries, at equity	141,979	132,135
Other assets	2,000	1,687
Total assets	$161,558	$137,927
LIABILITIES
Other liabilities	$762	$615
Note payable	24,101	6,435
Total liabilities	$24,863	$7,050
STOCKHOLDERS' EQUITY
Common stock, par value $.01 per share, authorized 40,000,000 shares; issued and outstanding 2020 17,758,448 and 2019 17,790,181	$178	$178
Surplus	87,200	87,437
Retained earnings	45,673	41,785
Noncontrolling interest in consolidated subsidiaries	1,346	738
Accumulated other comprehensive income, net of tax	2,298	739
Total stockholders' equity	136,695	130,877
Total liabilities and stockholders' equity	$161,558	$137,927

STATEMENTS OF INCOME

Years Ended December 31, 2020 and 2019

	2020	2019
Dividends from subsidiaries	$2,784	$2,562
Income on deposit accounts	5	—
Interest expense on borrowings	(1,009)	(450)
Merger related expenses	—	(900)
Other expenses, net	(1,339)	(1,542)
Loss before income taxes and equity in undistributed net income of subsidiaries	441	(330)
Income tax benefits(1)	566	527
Equity in undistributed net income of subsidiaries	4,663	5,686
Net income	$5,670	$5,883

(1)	Benefits from filing consolidated Federal income tax return.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,670	$5,883
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed net income of subsidiaries	(4,663)	(5,686)
Amortization	29	—
Changes in assets and liabilities:
Increase in other assets	(313)	(848)
Increase in other liabilities	147	205
Net cash provided by (used in) operating activities	870	(446)
CASH FLOWS FROM INVESTING ACTIVITIES:
Downstream of capital to subsidiary	(3,000)	—
Cash paid to shareholders of Virginia Partners Bank	—	(2)
Net cash used in investing activities	(3,000)	(2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,782)	(1,193)
Proceeds from subordinated debt	17,637	—
Cash paid to repurchase stock	(445)	—
Cash received for the exercise of warrants	10	5,342
Cash received for the exercise of stock options	184	50
Net cash provided by financing activities	15,604	4,199
Net increase in cash	13,474	3,751
Cash, beginning of year	4,105	354
Cash, end of year	$17,579	$4,105

Note 20. Virginia Partners Transaction

On November 15, 2019, the Company completed its Share Exchange with Virginia Partners Bank, a Virginia chartered commercial bank. Partners shareholders received 1.7179 shares of the Company's common stock for each share of Partners common stock they owned as of the effective date of the Share Exchange. The aggregate consideration paid to Partners shareholders was $52.3 million. Additionally, $350 thousand was included as consideration for replacement stock option awards per the Share Exchange agreement and $2 thousand in cash in lieu of fractional shares. The results of Partners' operations are included in the Company's consolidated statements of income for the year ended December 31, 2020 and for the period beginning November 15, 2019, the date of the effectiveness of the Share Exchange.

The acquisition resulted in three new branches, an operations center and administrative headquarters in Fredericksburg, Virginia, along with an additional branch office in La Plata, Maryland and a loan production office in Annapolis, Maryland.

The acquisition of Partners was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration paid were recorded at their estimated fair values as of the acquisition date. The excess consideration paid over the fair value of net assets acquired has been reported as goodwill in the Company's consolidated statements of financial condition as of December 31, 2020 and 2019.

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

Acquired loans (impaired and non impaired) are initially recorded at their acquisition date fair values using Level 3 inputs. Fair values are based on a discounted cash flow methodology that involves assumptions and judgments as to credit risk, expected life time losses, environmental factors, collateral values, discount rates, expected payments and expected prepayments. Specifically, the Company has prepared three separate loan fair value adjustments that it believes a market participant might employ in estimating the entire fair value adjustment necessary under ASC 820-10 for the acquired loan portfolio. The three separate fair valuation methodologies employed are: (i) an interest rate loan fair value adjustment, (ii) a general credit fair value adjustment, and (iii) a specific credit fair value adjustment for purchased credit impaired loans subject to ASC 310-30 provisions. The acquired loans were recorded at fair value at the acquisition date without carryover of Partners’ previously established allowance for loan losses. The fair value of the financial assets acquired included loans receivable with a principal balance, prior to fair value adjustments, of $362.9 million.

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

Direct costs related to the merger were accrued and expensed as incurred. During the year ended December 31, 2020 the Company incurred $8 thousand related to the Virginia Partners transaction, and in the year ended December 31, 2019, the Company incurred $1.9 million in Partners merger-related expenses.

Note 21. Revenue Recognition

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

Mortgage Banking Income

Mortgage banking income, which is included in noninterest income, consists of gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors generated through Virginia Partners majority owned subsidiary JMC.  JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  Loans are initially funded primarily by JMC’s warehouse lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the warehouse lines of credit are repaid.

Mortgage Division Income

Mortgage division income, which is included in other noninterest income, consists of fees for loans originated by the Company through an application process that are sent to a mortgage broker. The loan application and underwriting processes are completed by other various financial institutions. The Company receives a pre-negotiated fee at settlement for initiating the loan origination. The Company receives the fee and recognizes the income when the loan goes to settlement.

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

Management’s Report on Internal Control over Financial Reporting

Management of the Company is also responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION.

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The Company has adopted a Code of Ethics that applies to its directors, executive officers and employees (the “Code”). The Code is posted on the “About Us” section of the Company’s website at partnersbancorp.com. If the Company chooses to no longer post the Code on its website, it will provide a free copy to any person upon written request to Partners Bancorp, c/o Office of the President, 2245 Northwood Drive, Salisbury, Maryland 21801. The Company intends to provide any required disclosure of any amendment to or waiver from the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, under the “About Us” section of the Company’s website at partnersbancorp.com promptly following the amendment or waiver. The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report that the Company files or furnishes to the SEC.

All other information required by this item is incorporated herein by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders:

●	Proposal 1 - Election of Directors;
●	Continuing Directors;
●	Executive Officers Who Are Not Directors;
●	Nominees for Election as Directors and Continuing Directors;
●	Delinquent Section 16(a) Reports; and
●	Corporate Governance.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders:

●	Executive Compensation; and
●	Director Compensation

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the following sections of the Company’s definitive proxy statement to be filed in connection with the the 2021 Annual Meeting of Stockholders:

•	Security Ownership of Certain Beneficial Owners and Management; and
•	Proposal Four – Approval of the Partners Bancorp 2021 Incentive Stock Plan (under “Equity Compensation Plan Information”).

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated herein by reference to the sections of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders entitled “Certain Relationships and Related Transactions” and “Corporate Governance” (under the heading, “Director Independence”).

ITEM 14.      PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this item is incorporated herein by reference to the section of the Company’s definitive proxy statement to be filed in connection with the 2021 Annual Meeting of Stockholders entitled “Principal Accountant Fees”.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Income for the years ended December, 2020 and 2019
Consolidated Statements of Comprehensive Income for the years ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the years ended December 31, 2020 and 2019
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2020 and 2019
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

ITEM 16.	FORM 10-K Summary

Not applicable

EXHIBIT INDEX

Exhibit No.

2.1

Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Partners Bancorp and Virginia Partners Bank (Incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

2.1.1

Second Amendment, dated as of August 28, 2019, to Agreement and Plan of Share Exchange, dated as of December 31, 2018, between Partners Bancorp and Virginia Partners Bank (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on August 30, 2019).

3.1

Articles of Incorporation of Partners Bancorp, with amendments thereto (Incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on May 10, 2019).

3.1.1

Amendment to the Articles of Incorporation of Partners Bancorp, dated December 20, 2019 (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019).

3.1.2

Amendment to the Articles of Incorporation of Partners Bancorp, effective as of August 19, 2020 (Incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020).

3.2	Bylaws of Partners Bancorp (Incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020).

4.1	Specimen Certificate for Common Stock (Incorporated by reference to Exhibit 3.1 to the Company’s Form 1-A filed on November 22, 2017).

4.2	Description of the Company’s Registered Securities

4.3	Form of Subordinated Note (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020).

10.1	Form of Subordinated Note Purchase Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020).

10.2*	Noncompete Agreement dated as of January 27, 2017 between The Bank of Delmarva and Edward M. Thomas (Incorporated by reference to Exhibit 6.2 to the Company’s Form 1-A filed on November 22, 2017).

10.3*

Employment Agreement, dated as of December 13, 2018, among John W. Breda, Partners Bancorp and The Bank of Delmarva (Incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.4*

Employment Agreement, dated as of December 13, 2018, among Lloyd B. Harrison, III, Partners Bancorp and Virginia Partners Bank (Incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.5*	Delmar Bancorp 2014 Stock Plan (Incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed on November 22, 2017).

10.6*	Delmar Bancorp 2004 Stock Plan (Incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed on November 22, 2017).

10.7*

Liberty Bell Bank 2004 Incentive Stock Option Plan (Incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on May 10, 2019).

10.8*

Liberty Bell Bank Non-Qualified Stock Option Plan (Incorporated by reference to Exhibit 10.10 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on May 10, 2019).

10.9*

Employment Agreement dated as of March 24, 2019 between Elizabeth Eicher and The Bank of Delmarva (Incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.10*

Employment Agreement dated as of December 1, 2018 between Adam Sothen and Virginia Partners Bank (Incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.11*	Virginia Partners Bank 2008 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-8 (Registration No. 333-237151) filed on March 13, 2020).

10.12*	Virginia Partners Bank 2015 Incentive Stock Option Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-8 (Registration No. 333-237151) filed on March 13, 2020).

10.13*	Virginia Partners Bank Form of Employee Incentive Stock Option Agreement under 2008 Incentive Stock Option Plan.

10.14*	Virginia Partners Bank Form of Employee Incentive Stock Option Agreement under 2015 Incentive Stock Option Plan.

10.15*	Summary of Virginia Partners Bank Management Incentive Plan.

16.1

Letter, dated March 27, 2020, from TGM Group LLC regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019).

16.2

Letter, dated August 12, 2020, from TGM Group LLC regarding change in certifying accountant (Incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed August 12, 2020).

21	Subsidiaries of the Registrant

23.1	Consent of TGM Group LLC for report dated March 27, 2020

23.2	Consent of Yount Hyde & Barbour P.C. for report dated March 24, 2020.

23.3	Consent of Yount Hyde & Barbour P.C. for report dated March 30, 2021.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Statement of Principal Executive Officer

32.2	Section 1350 Statement of Principal Financial Officer

99.1	Report of Yount Hyde & Barbour P.C. on the financial statements of Virginia Partners Bank

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Indicates management contract

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS BANCORP

By: /s/ Lloyd B. Harrison, III

Name: Lloyd B. Harrison, III

Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mona D. Albertine Mona D. Albertine	Director	March 30, 2021

/s/ John W. Breda John W. Breda	President & Chief Operating Officer, Director	March 30, 2021

/s/ Michael W. Clarke Michael W. Clarke	Director	March 30, 2021

/s/ Mark L. Granger Mark L. Granger	Director	March 30, 2021

/s/ Lloyd B Harrison, III Lloyd B. Harrison, III	Chief Executive Officer & Director (Principal Executive Officer)	March 30, 2021

/s/ Kenneth R. Lehman Kenneth R. Lehman	Director	March 30, 2021

/s/ Steven R. Mote Steven R. Mote	Director	March 30, 2021

/s/ George P. Snead George P. Snead	Vice Chairman of the Board of Directors	March 30, 2021

/s/ James A. Tamburro James A. Tamburro	Director	March 30, 2021

/s/ Jeffrey F. Turner Jeffrey F. Turner	Chairman of the Board of Directors	March 30, 2020

/s/ Robert C. Wheatley Robert C. Wheatley	Director	March 30, 2021

/s/ J. Adam Sothen J. Adam Sothen	Chief Financial Officer (Principal Financial Officer)	March 30, 2021

/s/ Betsy J. Eicher Betsy J. Eicher	Chief Accounting Officer (Principal Accounting Officer)	March 30, 2021