Form 10-Q
period 2021-03-31
PARTNERS BANCORP
filed 2021-05-14
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of May 14, 2021 there were 17,726,648 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020
(Dollars in thousands, except per share amounts)	(Unaudited)	*
ASSETS
Cash and due from banks	$19,302	$13,643
Interest bearing deposits in other financial institutions	231,982	218,667
Federal funds sold	60,413	50,301
Cash and cash equivalents	311,697	282,611
Securities available for sale, at fair value	117,996	124,925
Loans held for sale	6,541	9,858
Loans, less allowance for credit losses of $14,751 at March 31, 2021 and $13,203 at December 31, 2020	1,064,073	1,022,302
Accrued interest receivable	5,006	5,229
Premises and equipment, less accumulated depreciation	16,203	15,439
Restricted stock	5,171	5,445
Operating lease right-of-use assets	4,104	3,983
Financing lease right-of-use assets	1,790	1,824
Other investments	5,063	5,091
Bank owned life insurance	14,932	14,841
Other real estate owned, net	2,397	2,677
Core deposit intangible, net	2,505	2,660
Goodwill	9,582	9,582
Other assets	8,464	7,754
Total assets	$1,575,524	$1,514,221
LIABILITIES
Deposits:
Non-interest bearing demand	$464,068	$390,511
Interest bearing demand	136,160	125,131
Savings and money market	345,732	323,488
Time, $100,000 or more	285,696	286,884
Other time	140,075	142,126
	1,371,731	1,268,140
Accrued interest payable	361	402
Long-term borrowings with the Federal Home Loan Bank	32,807	32,972
Subordinated notes payable, net	24,114	24,101
Other borrowings	957	42,382
Operating lease liabilities	4,425	4,301
Financing lease liabilities	2,213	2,242
Other liabilities	3,266	2,986
Total liabilities	1,439,874	1,377,526
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,726,648 as of March 31, 2021 and 17,758,448 as of December 31, 2020	177	178
Surplus	86,996	87,200
Retained earnings	46,320	45,673
Noncontrolling interest in consolidated subsidiaries	1,531	1,346
Accumulated other comprehensive income, net of tax	626	2,298
Total stockholders' equity	135,650	136,695
Total liabilities and stockholders' equity	$1,575,524	$1,514,221

* Derived from audited consolidated financial statements

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2021	2020
INTEREST INCOME ON:
Loans, including fees	$12,906	$13,359
Investment securities:
Taxable	121	435
Tax-exempt	225	225
Federal funds sold	10	97
Other interest income	138	233
	13,400	14,349
INTEREST EXPENSE ON:
Deposits	1,859	2,587
Borrowings	607	652
	2,466	3,239
NET INTEREST INCOME	10,934	11,110
Provision for credit losses	1,740	648
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	9,194	10,462
OTHER INCOME:
Service charges on deposit accounts	169	289
Gain on sales and calls of investment securities	14	96
Mortgage banking income, net	1,168	465
Gains on disposal of other assets	1	—
Other income	902	668
	2,254	1,518
OTHER EXPENSES:
Salaries and employee benefits	5,470	4,779
Premises and equipment	1,257	1,124
Amortization of core deposit intangible	155	183
(Gains) losses on other real estate owned	(4)	21
Other expenses	2,962	2,647
	9,840	8,754
INCOME BEFORE TAXES ON INCOME	1,608	3,226
Federal and state income taxes	333	804
NET INCOME	$1,275	$2,422
Net (income) attributable to noncontrolling interest	(185)	(16)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$1,090	$2,406

Earnings per common share
Basic earnings per share	$0.061	$0.135
Diluted earnings per share	$0.061	$0.135

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2021	2020
NET INCOME	$1,275	$2,422
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized holding (losses) gains on securities available for sale arising during the period	(2,185)	996
Deferred income tax effect	524	(264)
Other comprehensive (loss) income, net of tax	(1,661)	732

Reclassification adjustment for gains included in net income	(14)	(96)
Deferred income tax effect	3	26
Other comprehensive loss, net of tax	(11)	(70)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,672)	662
COMPREHENSIVE (LOSS) INCOME	(397)	3,084
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(185)	(16)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$(582)	$3,068

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	2,406	16	—	2,422
Other comprehensive income, net of tax	—	—	—	—	662	662
						3,084
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Minority interest equity distribution	—	—	—	(45)	—	(45)
Stock option exercises, net	—	86	—	—	—	86
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, March 31, 2020	$178	$87,538	$43,746	$709	$1,401	$133,572

Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	1,090	185	—	1,275
Other comprehensive loss, net of tax	—	—	—	—	(1,672)	(1,672)
						(397)
Cash dividends, $0.025 per share	—	—	(443)	—	—	(443)
Stock repurchases	(1)	(208)	—	—	—	(209)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	4	—	—	—	4
Balances, March 31, 2021	$177	$86,996	$46,320	1,531	$626	$135,650

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,090	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses and unfunded commitments	1,740	648
Depreciation	394	356
Amortization and accretion	443	(19)
Gain on sales and calls of investment securities	(14)	(96)
Net losses on sales of assets	1	—
Loss (gains) on equity securities	35	(31)
Gain on sale of loans held for sale, originated	(1,094)	(435)
Net gains on other real estate owned, including write‑downs	(8)	—
Increase in bank owned life insurance cash surrender value	(91)	(50)
Stock‑based compensation expense, net of employee tax obligation	4	5
Net accretion of certain acquistion related fair value adjustments	(262)	(1,527)
Changes in assets and liabilities:
Loans held for sale	4,411	(1,199)
Accrued interest receivable	223	(165)
Other assets	(270)	150
Accrued interest payable	(41)	(9)
Other liabilities	404	295
Net cash provided by operating activities	6,965	329
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(29,859)	(6,315)
Purchases of other investments	(7)	—
Purchase of restricted stock	(90)	—
Proceeds from maturities and paydowns of securities available for sale	14,508	8,831
Proceeds from sales of securities available for sale	19,664	—
Net increase in loans	(43,262)	(19,615)
Proceeds from sale of assets	174	—
Purchases of premises and equipment	(1,160)	(105)
Proceeds from the sales of foreclosed assets	288	—
Proceeds from redemption of restricted stock	364	221
Net cash used by investing activities	(39,380)	(16,983)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	106,830	24,185
Cash received for the exercise of stock options	—	86
Cash received for the exercise of warrants	—	10
Decrease in time deposits, net	(3,243)	(10,251)
Decrease in borrowings, net	(41,591)	(7,302)
Net increase (decrease) in minority interest contributed capital	185	(29)
Decrease in finance lease liability	(29)	(20)
Cash paid for stock repurchases	(208)	—
Dividends paid	(443)	(445)
Net cash provided by financing activities	61,501	6,234
Net increase (decrease) in cash and cash equivalents	29,086	(10,420)
Cash and cash equivalents, beginning of period	282,611	95,111
Cash and cash equivalents, ending of period	$311,697	$84,691
Supplementary cash flow information:
Interest paid	$2,507	$3,227
Total (loss) gain on securities available for sale	$(2,275)	$901

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and which is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and which is a real estate holding company; and FBW, LLC, of which Delmarva holds 50% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC, of which Partners owns 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2021 and December 31, 2020, the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020 in conformity with U.S. GAAP.

Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period.

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

Other investments includes an equity ownership of Solomon Hess SBA Loan Fund LLC which the value is adjusted for its prorata share of assets in the fund. Other investments also includes equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

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

Acquired Loans

Loans acquired in connection with business combinations are recorded at their acquisition-date fair value with no carry over of related allowance for credit losses. Any allowance for credit loss on these pools reflect only losses incurred after the acquisition (meaning the present value of all cash flows expected at acquisition that ultimately are not expected to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considered a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considered several factors as an indicator that an acquired loan had evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as non-accrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at March 31, 2021 include probable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

The Company has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of March 31, 2021, with an aggregate balance of $10.1 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first quarter of 2021 or during 2020. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of March 31, 2021 or December 31, 2020 for possible repurchases. Management does not believe that a provision for early default or refinancing costs is necessary at March 31, 2021 or December 31, 2020.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at March 31, 2021 and December 31, 2020 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in Mortgage banking income on the Company’s consolidated statements of income.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other expenses. At March 31, 2021 there were four properties with a combined estimated value of $2.4 million included in OREO and at December 31, 2020, there were five properties with a combined estimated value of $2.7 million included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”). ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are amortized (See Note 12 – Goodwill and Intangible Assets for further information).

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

Earnings Per Share:

Basic earnings per common share are determined by dividing net income and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,732,521 and 17,805,714 for the  three months ended March 31, 2021 and 2020. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 8 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	March 31, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,758	$78	$160	$5,676
Obligations of States and political subdivisions	35,383	1,341	15	36,709
Mortgage-backed securities	71,989	464	863	71,590
Subordinated debt investments	3,985	41	5	4,021
	$117,115	$1,924	$1,043	$117,996

	December 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	1,878	—	38,123
Mortgage-backed securities	74,857	1,127	108	75,876
Subordinated debt investments	3,985	62	4	4,043
	$121,845	$3,204	$124	$124,925

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2021 and December 31, 2020, are as follows:

	March 31, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$3,006	$160	$—	$—	$3,006	$160
Obligations of States and political subdivisions	2,421	15	—	—	2,421	15
Mortgage-backed securities	56,340	863	—	—	56,340	863
Subordinated debt investments	245	5	—	—	245	5
Total securities with unrealized losses	$62,012	$1,043	$—	$—	$62,012	$1,043

	December 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,494	$12	$—	$—	$2,494	$12
Obligations of States and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	18,525	108	—	—	18,525	108
Subordinated debt investments	996	4	—	—	996	4
Total securities with unrealized losses	$22,015	$124	$—	$—	$22,015	$124

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

At March 31, 2021 there were seventeen mortgage-backed securities (MBS), three agency investments, one subordinated debt investment and four municipal securities that have been in a continuous unrealized loss position for less than twelve months. At March 31, 2021 there were no securities that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of March 31, 2021, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the three months ended March 31, 2021 the Company sold ten securities, resulting in a gain of $14 thousand. During the three months ended March 31, 2020, the Company sold one security, resulting in a gain of $23 thousand. During the three months ended March 31, 2021, three securities were either matured or called, resulting no net gain or loss. During the three months ended March 31, 2020, eight securities were either matured or called, respectively, resulting in a gain of $73 thousand for the period.

The Company realized a loss of $35 thousand on equity securities during the period ended March 31, 2021 and realized a gain of $31 thousand on equity securities during the period ended March 31, 2020.

The Company has pledged certain securities as collateral for qualified customers’ deposit accounts at March 31, 2021 and December 31, 2020. The amortized cost and fair value of these pledged securities was $11.8 million at March 31, 2021. The amortized cost and fair value of these pledged securities was $8.9 million and $9.3 million, respectively, at December 31, 2020.

Contractual maturities of investment securities at March 31, 2021 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	March 31, 2021
	Securities
	Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,125	$1,126
Due after one year through five years	4,407	4,608
Due after five years through ten years	19,837	20,408
Due after ten years or more	19,757	20,264
Mortgage-backed securities, due in monthly installments	71,989	71,590
	$117,115	$117,996

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of March 31, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	At March 31, 2021	December 31, 2020
Originated Loans
Real Estate Mortgage
Construction and land development	$86,501	$71,361
Residential real estate	136,216	128,285
Nonresidential	415,273	394,539
Home equity loans	18,193	18,526
Commercial	134,744	115,387
Consumer and other loans	3,420	2,924
	794,347	731,022
Acquired Loans
Real Estate Mortgage
Construction and land development	$3,550	$3,345
Residential real estate	63,648	71,064
Nonresidential	167,773	175,206
Home equity loans	14,314	15,700
Commercial	33,590	37,411
Consumer and other loans	1,602	1,757
	284,477	304,483
Total Loans
Real Estate Mortgage
Construction and land development	$90,051	$74,706
Residential real estate	199,864	199,349
Nonresidential	583,046	569,745
Home equity loans	32,507	34,226
Commercial	168,334	152,798
Consumer and other loans	5,022	4,681
	1,078,824	1,035,505
Less: Allowance for credit losses	(14,751)	(13,203)
	$1,064,073	$1,022,302

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

All credit exposures graded at a rating of “non-pass” with outstanding balances greater than $250 thousand and all credit exposures classified as TDR’s are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of the potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of March 31, 2021 and December 31, 2020.

The following tables include impairment information relating to loans and the allowance for credit losses as of March 31, 2021 and December 31, 2020:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at March 31, 2021
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,826	2,200	—	311	—	—	4,381
Individually evaluated for impairment:
Balance in allowance	$—	$150	$870	$—	$500	$—	$—	$1,520
Related loan balance	175	2,517	8,367	—	489	—	—	11,548
Collectively evaluated for impairment:
Balance in allowance	$1,054	$2,253	$7,768	$248	$1,457	$29	$381	$13,190
Related loan balance	89,832	195,521	572,479	32,507	167,534	5,022	—	1,062,895

Note: The balances above include unamortized discounts on acquired loans of $3.6 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,839	2,237	—	361	—	—	4,481
Individually evaluated for impairment:
Balance in allowance	$—	$156	$17	$—	$500	$—	$—	$673
Related loan balance	175	2,947	6,990	—	489	—	—	10,601
Collectively evaluated for impairment:
Balance in allowance	$903	$2,195	$7,567	$271	$1,402	$37	$114	$12,489
Related loan balance	74,487	194,563	560,518	34,226	151,948	4,681	—	1,020,423

Note: The balances above include unamortized discounts on acquired loans of $4.0 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2021 and 2020. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	March 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Three Months Ended
Beginning Balance	$903	2,351	7,584	271	1,943	37	114	13,203
Charge-offs	—	(28)	(212)	(6)	—	(9)	—	(255)
Recoveries	—	2	51	—	4	6	—	63
Provision	151	78	1,215	(17)	51	(5)	267	1,740
Ending Balance	$1,054	2,403	8,638	248	1,998	29	381	14,751

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$602	1,380	4,074	142	826	14	266	7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	$903	2,351	7,584	271	1,943	37	114	13,203

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. In April 2020, the Paycheck Protection Program and Health Care Enhancement Act was signed into law and authorized additional funding of $310.0 billion for PPP loans. In December 2020, the Consolidated Appropriations Act of 2021 was passed, which extended the PPP and allocated additional funds for 2021. The Company has provided $90.4 million in funding to over 1,000 customers through the PPP as of March 31, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve at this time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at March 31, 2021 and December 31, 2020. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
March 31, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$89,832	$196,715	$547,640	$31,769	$165,881	$4,222	$1,036,059
Marginal	44	—	32,685	685	1,923	800	36,137
Substandard	175	3,149	2,721	53	530	—	6,628
TOTAL	$90,051	$199,864	$583,046	$32,507	$168,334	$5,022	$1,078,824
Non-Accrual	$175	$2,092	$1,744	$53	$531	$—	$4,595

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,487	$195,599	$552,758	$33,479	$151,779	$4,681	$1,012,783
Marginal	44	575	12,542	693	420	—	14,274
Substandard	175	3,175	4,445	54	599	—	8,448
TOTAL	$74,706	$199,349	$569,745	$34,226	$152,798	$4,681	$1,035,505
Non-Accrual	$175	$2,022	$2,170	$54	$489	$—	$4,910

A summary of loans that were modified under the terms of a TDR during the three months ended March 31, 2020 is shown below by class. There were no loans modified under the terms of a TDR during the three months ended March 31, 2021.The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended March 31, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,195	$—	$1,195
Post- modification recorded balance	—	—	—	—	1,195	—	1,195

During the three months ended March 31, 2021, there were no loans modified as TDRs that subsequently defaulted during the period ended March 31, 2021 which had been modified as TDRs during the twelve months prior to default. During the three months ended March 31, 2020, there was one loan modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-offs of $707 thousand.

There were two loans secured by 1-4 family residential properties with aggregrate balances of $353 thousand that were in the process of foreclosure at March 31, 2021 and December 31, 2020.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of March 31, 2021 and December 31, 2020:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At March 31, 2021	Past Due*	Past Due**	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$66	$—	$175	$241	$89,810	$90,051	$—
Residential real estate	1,548	991	531	3,070	196,794	199,864	—
Nonresidential	2,184	—	2,142	4,326	578,720	583,046	702
Home equity loans	—	—	53	53	32,454	32,507	—
Commercial	31	—	531	562	167,772	168,334	—
Consumer and other loans	—	—	—	—	5,022	5,022	—
TOTAL	$3,829	$991	$3,432	$8,252	$1,070,572	$1,078,824	$702

*      Includes $66 thousand of non-accrual loans.

** Includes $991 thousand of non-accrual loans.

*** Includes $2.7 million of non-accrual loans.

****Includes $809 thousand of non-accrual loans.

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

****Includes $458 thousand of non-accrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
March 31, 2021	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	608	608	—	150	611
Nonresidential	3,248	3,496	78	870	3,248
Home equity loans	—	—	—	—	—
Commercial	489	1,207	—	500	489
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$4,345	$5,311	$78	$1,520	$4,348
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$175	$175	$—	$—	$175
Residential real estate	1,909	2,000	18	—	1,957
Nonresidential	5,119	5,184	150	—	5,126
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$7,203	$7,359	$168	$—	$7,258
TOTAL	$11,548	$12,670	$246	$1,520	$11,606

Total impaired loans of $11.5 million at March 31, 2021 do not include PCI loan balances of $4.4 million, which are net of a discount of $656 thousand.

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

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	March 31, 2021	December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$5,037	$5,125
Carrying amount	4,381	4,481
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$283,043	$303,363
Carrying amount	280,096	300,002
Total acquired loans
Outstanding balance	$288,080	$308,488
Carrying amount	284,477	304,483

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	March 31, 2021	December 31, 2020
Balance at beginning of period	$3,361	$5,081
Acquisitions	—	(1)
Accretion	(414)	(1,718)
Other changes, net	—	(1)
Balance at end of period	$2,947	$3,361

During the three months ended March 31, 2021, the Company recorded $8 thousand in accretion on acquired loans accounted for under ASC 310-30. During the three months ended March 31, 2020, the Company recorded $70 thousand in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.6 million at March 31, 2021 and December 31, 2020.

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

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of March 31, 2021 and December 31, 2020.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $378.1 million convertible advance credit facility from the FHLB. As of March 31, 2021 the Company had remaining credit availability of $345.3 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at March 31, 2021 and December 31, 2020 and outstanding lines of credit:

	March 31, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	857	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,150	1.99%	March 2026	Fixed, paid quarterly
Total advances	$32,807

	December 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	964	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,208	1.99%	March 2026	Fixed, paid quarterly
Total advances	$32,972

The Company did not have any short-term borrowings from the FHLB for the three months ended March 31, 2021 and average short-term borrowings from FHLB approximated $24.8 million for the year ended December 31, 2020. Borrowings from the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $184.5 million and $178.6 million at March 31, 2021 and December 31, 2020, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments are due quarterly at 6.71% per annum, and the outstanding principal balance matures in October 2025. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.6 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $674 thousand as of March 31, 2021. This note is carried on the balance sheet net of a discount of $24 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.750% at March 31, 2021 and December 31, 2020). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on August 31, 2021. The balance outstanding at March 31, 2021 and December 31, 2020 was $307 thousand and $142 thousand, respectively. Interest expense on the warehouse lines of credit was $32 thousand and $20 thousand during the three month period ended March 31, 2021 and 2020, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  As of March 31, 2021, the Company did not have any outstanding advances under the PPPLF. At December 31, 2020 the Company had outstanding advances under the PPPLF of $41.6 million.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $59.0 million with several other correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At March 31, 2021 and December 31, 2020, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $4.1 million and $4.0 million, respectively, with the FRB to secure Discount Window borrowings at March 31, 2021. The combined amortized cost and fair value of these pledged investment securities were $2.3 million and $2.4 million, respectively, at December 31, 2020. At March 31, 2021 and December 31, 2020 there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2021	$6,779
2022	5,630
2023	310
2024	20,005
2025	2,306
Thereafter	22,848
$57,878

Note 5. Lease Commitments

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

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	March 31, 2021	December 31, 2020
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$4,104	$3,983
Lease liability	4,425	4,301
Finance Lease Amounts
Right-of-use asset	$1,790	$1,824
Lease liability	2,213	2,242

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.67	8.00
Weighted average lease term - Finance Leases (Yrs.)	12.84	13.09
Weighted average discount rate - Operating Leases (1)	2.63%	2.74%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	March 31, 2021	March 31, 2020
Operating lease cost classified as premises and equipment	$213	$234
Finance lease cost classified as interest on borrowings	16	32

Operating outgoing cash flows from operating leases	$186	$222
Operating outgoing cash flows from finance leases	$45	$45

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at March 31, 2021, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$772
One to three years	1,453
Three to five years	989
Over 5 years	1,783
Total undiscounted cash flows	4,997
Less: Discount	(572)
Lease Liabilities	$4,425

Finance Leases:
One year or less	$168
One to three years	369
Three to five years	399
Over 5 years	1,734
Total undiscounted cash flows	2,670
Less: Discount	(457)
Lease Liabilities	$2,213

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

A summary of stock option transactions with respect to such options for the three months ended March 31, 2021 is as follows:

March 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	7,681	$4.14	2.23
Granted	—	—	—
Exercised	-	—	—
Forfeited	—	—	—
Outstanding at end of period	7,681	$4.14	2.23	$24,349

Options exercisable at March 31, 2021	7,681	$4.14

Weighted average fair value of options granted during the period	$—

Virginia Partners Bank Stock Option Plan

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

A summary of stock option transactions with respect to such options for the three months ended March 31, 2021 is as follows:

March 31, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	186,552	$6.22	3.47
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of period	186,552	$6.22	3.23	$203,177

Options exercisable at March 31, 2021	186,552	$6.22

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on March 31, 2021.

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

As of March 31, 2021 there were no remaining non-vested restricted stock awards. A schedule of vested awards in 2021 as of March 31, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	3,000	$7.30
Vested in 2021	(3,000)	7.30
Nonvested Awards March 31, 2021	—	$—

As stated in Note 1, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC 718-10, during the three months ended March 31, 2021 the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the 2014 restricted stock awards under the Company Plan. During the three months ended March 31, 2020 the Company recognized restricted stock-based compensation expense of $5 thousand, or $4 thousand net of tax, related to the 2014 restricted stock awards under the Company Plan. The Company did not have any unrecognized restricted stock-based compensation expense related to 2014 restricted stock awards under the Company Plan at March 31, 2021.

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

The following table presents basic and diluted EPS for the three month period ended March 31, 2021 and 2020:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended March 31, 2021
Basic EPS	$1,090	17,733	$0.061
Effect of dilutive stock awards	—	28	—
Diluted EPS	$1,090	17,761	$0.061

For the three months ended March 31, 2020
Basic EPS	$2,406	17,806	$0.135
Effect of dilutive stock awards	—	10	—
Diluted EPS	$2,406	17,816	$0.135

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of March 31, 2021 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of March 31, 2021, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries category.

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

The implementation of the capital conservation buffer became fully phased in on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and, as detailed above, effectively increases the minimum required risk-weighted capital ratios. Banking institutions with a ratio of Common Equity Tier 1 capital to risk-weighted assets below the effective minimum (4.5% plus the capital conservation buffer and, if applicable, the countercyclical capital buffer) will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall.

The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 and December 31, 2020 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of March 31, 2021 and December 31, 2020 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$86,080	12.9%	$70,003	10.5%	$66,669	10.0%
Virginia Partners Bank	53,175	12.3%	45,335	10.5%	43,176	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,692	11.7%	56,669	8.5%	53,336	8.0%
Virginia Partners Bank	50,935	11.8%	36,700	8.5%	34,541	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,692	11.7%	46,669	7.0%	43,335	6.5%
Virginia Partners Bank	50,935	11.8%	30,223	7.0%	28,064	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,692	8.2%	37,859	4.0%	47,324	5.0%
Virginia Partners Bank	50,935	9.4%	21,693	4.0%	27,116	5.0%

As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at March 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$19,302	$19,302	$—	$—	$19,302
Interest bearing deposits	231,982	231,982	—	—	231,982
Federal funds sold	60,413	60,413	—	—	60,413
Securities:
Available for sale	117,996	—	117,996	—	117,996
Loans held for sale	6,541	—	6,541	—	6,541
Loans, net of allowance for credit losses	1,064,073	—	—	1,059,379	1,059,379
Accrued interest receivable	5,006	—	5,006	—	5,006
Restricted stock	5,171	—	5,171	—	5,171
Other investments	5,063	—	5,063	—	5,063
Bank owned life insurance	14,932	—	14,932	—	14,932
Other real estate owned	2,397	—	—	2,397	2,397
Financial liabilities:
Deposits	$1,371,731	$—	$945,960	$429,238	$1,375,198
Accrued interest payable	361	—	361	—	361
FHLB advances	32,807	—	33,802	—	33,802
Subordinated notes payable	24,114	—	32,507	—	32,507
Other borrowings	957	—	—	957	957

Dollars are in thousands		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,643	$13,643	$—	$—	$13,643
Interest bearing deposits	218,667	218,667	—	—	218,667
Federal funds sold	50,301	50,301	—	—	50,301
Securities:
Available for sale	124,925	—	124,925	—	124,925
Loans held for sale	9,858	—	9,858	—	9,858
Loans, net of allowance for credit losses	1,022,302	—	—	1,018,649	1,018,649
Accrued interest receivable	5,229	—	5,229	—	5,229
Restricted stock	5,445	—	5,445	—	5,445
Other investments	5,091	—	5,091	—	5,091
Bank owned life insurance	14,841	—	14,841	—	14,841
Other real estate owned	2,677	—	—	2,677	2,677
Financial liabilities:
Deposits	$1,268,140	$—	$839,122	$435,910	$1,275,032
Accrued interest payable	402	—	402	—	402
FHLB advances	32,972	—	34,147	798	34,945
Subordinated notes payable	24,101	—	34,810	—	34,810
Other borrowings	42,382	—	41,585	—	41,585

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
March 31, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,676	$—	$5,676
Obligations of States and political subdivisions	—	36,709	—	36,709
Mortgage-backed securities	—	71,590	—	71,590
Subordinated debt investments	—	4,021	—	4,021
Total securities available for sale	$—	$117,996	$—	$117,996
December 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,883	$—	$6,883
Obligations of States and political subdivisions	—	38,123	—	38,123
Mortgage-backed securities	—	75,876	—	75,876
Subordinated debt investments	—	4,043	—	4,043
Total securities available for sale	$—	$124,925	$—	$124,925

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at March 31, 2021; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at March 31, 2021.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of March 31, 2021 and December 31, 2020.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
March 31, 2021
Impaired loans	$—	$—	$2,825	$2,825
OREO	—	—	2,397	2,397
Total	$—	$—	$5,222	$5,222
December 31, 2020
Impaired loans	$—	$—	$2,581	$2,581
OREO	—	—	2,677	2,677
Total	$—	$—	$5,258	$5,258

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilized Level 3 inputs to determine fair value as of March 31, 2021:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$2,825	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,397	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,222

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which Partners has utilitzed Level 3 inputs to determine fair value as of December 31, 2020:

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

Goodwill: The following table provides changes in goodwill for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$9,582	$9,391
Measurement period adjustments	—	191
Balance at the end of the period	$9,582	$9,582

The measurement period adjustments in the table above relate to the finalization of tax and related deferred tax adjustments in connection with the acquisition of Virginia Partners Bank.

Core Deposit Intangible: The Company acquired core deposit intangibles in the Liberty merger and the Partners Share Exchange. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months. The following table provides changes for the three months ended March 31, 2021, and the year ended December 31, 2020:

	March 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$2,660	$3,373
Amortization	(155)	(713)
Balance at the end of the period	$2,505	$2,660

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

March 31,
Dollars in Thousands	2021
2021	$445
2022	520
2023	467
2024	415
2025	246
Thereafter	412
$2,505

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

The following table provides changes in the net deposit discount for the three months ended March 31, 2021 and the year ended December 31, 2020:

	March 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$(23)	$(31)
Amortization, net	4	8
Balance at the end of the period	$(19)	$(23)

The following table provides the accretion for the net deposit discount over the years indicated below:

March 31,
Dollars in Thousands	2021
2021	$10
2022	6
2023	2
2024	1
2025	—
Thereafter	—
$19

The net effect of the amortization of premiums and accretion of discounts associated with the Bank’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	March 31,	March 31,
	2021	2020
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$422	$1,719
Time deposits (2)	(4)	(8)
Core deposit intangible (3)	(155)	(183)
Note Payable (4)	(1)	(1)
Net impact to income before taxes	$262	$1,527

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statement of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statement of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expense" section of "Non-interest Expense" in the Consolidated Statement of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statement of Income.

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

Note 14. Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance.  This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021, and did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures” (“Topic 323”), and “Derivatives and Hedging” (“Topic 815”) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.” The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions. ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting. ASU 2020-01 was effective for the Company on January 1, 2021 and did not have a material impact on its consolidated financial statements.

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

In August 2020, the FASB issued ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (EPS) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs” (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021 and did not have a material impact on its consolidated financial statements.

In December 2020, the Consolidated Appropriates Act of 2021 (“CAA”) was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic.   The Act did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company’s financial condition at March 31, 2021 to its financial condition at December 31, 2020 and the results of operations for the three months ended March 31, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the other information included in this Quarterly Report of Form 10-Q. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the pandemic caused by a novel strain of coronavirus (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;
●	an insufficient allowance for credit losses;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;

●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company’s loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company’s business operations and on financial markets and economic growth;
●	the potential effect of the COVID-19 pandemic, the steps the Company takes in response to the pandemic, the severity and duration of the pandemic, and the distribution and efficacy of vaccines, including the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including the impact of the Coronavirus Aid, Relief, and Security, or “CARES,” Act and other legislative and regulatory reactions to the COVID-19 pandemic;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2020 Annual Report on Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (this “Quarterly Report”) and related disclosures in other filings which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Partners Bancorp, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Virginia Partners”), each of which are commercial banking corporations, engages in general commercial banking operations, with eighteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the city of Fredericksburg, Virginia, and Spotsylvania County, Virginia.

The Company derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and acquiring investment securities are deposits and secondarily, borrowings. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investment securities, and the expense on interest bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average interest earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investment securities, the Company earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

There are risks inherent in all loans, so the Company maintains an allowance for credit losses to absorb probable losses on existing loans that may become uncollectible. The Company maintains this allowance for credit losses by charging a provision for credit losses as needed against its operating earnings for each period. The Company has included a detailed discussion of this process, as well as several tables describing its allowance for credit losses.

The Company plans to continue to grow both organically and possibly through future acquisitions, including potential expansion into new market areas such as its recent expansion into the Greater Washington market. The Company believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

The COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in the Company’s areas of operation and nationally. These events have continued to affect the Company’s operations in the first quarter of 2021 and are likely to impact the Company’s financial results throughout the remainder of fiscal year 2021. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Virginia Partners continue to follow their pandemic response plans, which were enacted in February 2020.  To date, management believes that the plans have been implemented successfully.  The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever-changing environment.  The roll out of these plans previously resulted in adjustments to both Delmarva and Virginia Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protection equipment to employees and customers, and having employees work remotely whenever possible.  As of March 31, 2021, both Delmarva and Virginia Partners branch operations were operating under normal lobby and drive-thru hours with facemasks being required to enter their branch facilities and signage and floor markings in their branch lobbies to help facilitate compliance with social distancing guidelines.  In addition, the majority of Delmarva’s and Virginia Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis.  Delmarva and Virginia Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with little disruption to their customers. Additionally, Delmarva and Virginia Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

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

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the consolidated financial statements accompanying this report. This management's discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report on Form 10-Q, and the other statistical information included in this Quarterly Report.

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Virginia Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the Liberty Merger and the Virginia Partners Share Exchange in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Virginia Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Virginia Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Virginia Partners Share Exchange. This assessment was performed during the fourth quarter of 2020, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. Management considered the impact of the COVID-19 pandemic on goodwill and determined that a triggering event had not occurred as of March 31, 2021. See Note 12 – Goodwill and Intangible Assets of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information related to goodwill and intangible assets.

In addition to the Company’s policies related to the valuation of goodwill and intangible assets, ongoing accounting for acquired loans is considered a critical accounting policy.   Acquired loans are classified as either PCI loans or purchased performing loans and are recorded at fair value on the date of acquisition.  PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows.  Periodically, the Company evaluates its estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for credit losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount.  The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. The Company evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

Results of Operations

Net income attributable to the Company was $1.1 million, or $0.06 per basic and diluted share, for the three months ended March 31, 2021, a $1.3 million or 54.7% decrease when compared to net income attributable to the Company of $2.4 million, or $0.14 per basic and diluted share, for the same period in 2020.

The decrease in net income attributable to the Company for the three months ended March 31, 2021, as compared to the same period in 2020, was driven by a decrease in net interest income, higher provision for credit losses and noninterest expenses, and was partially offset by an increase in noninterest income, and lower income taxes.

The Company’s results of operations for the three months ended March 31, 2021 were directly impacted by a decrease in net interest income and a lower net interest margin (tax equivalent basis), significantly higher provision for credit losses due to the deterioration in asset quality of two loan relationships that have been individually evaluated for impairment, the current economic environment and the COVID-19 pandemic compared to March 31, 2020, expenses associated with Virginia Partners new key hires and expansion into the Greater Washington market, and offset positively by improved operating results of Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC.

For the three months ended March 31, 2021, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.29%, 3.28% and 74.61%, respectively, as compared to 0.77%, 7.20% and 69.33%, respectively, for the same period in 2020.

Financial Condition

Total assets as of March 31, 2021 were $1.58 billion, an increase of $61.3 million, or 4.0%, from December 31, 2020.  Key drivers of this change were increases in cash and cash equivalents and total loans held for investment. Changes in key balance sheet components as of March 31, 2021 compared to December 31, 2020 were as follows:

●	Cash and due from banks as of March 31, 2021 were $19.3 million, an increase of $5.7 million, or 41.5%, from December 31, 2020. Key drivers of this change were total deposit growth outpacing total loan growth and a decrease in investment securities available for sale, at fair value, which were partially offset by a decrease in other borrowings;

●	Interest bearing deposits in other financial institutions as of March 31, 2021 were $232.0 million, an increase of $13.3 million, or 6.1%, from December 31, 2020. Key drivers of this change was the aforementioned items noted in the cash and due from banks analysis and the Company repositioning its excess liquidity in order to earn higher amounts of interest income;
●	Federal funds sold as of March 31, 2021 were $60.4 million, an increase of $10.1 million, or 20.1%, from December 31, 2020. Key drivers of this change were the aforementioned items noted in the analysis of cash and due from banks and interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of March 31, 2021 were $118.0 million, a decrease of $6.9 million, or 5.5%, from December 31, 2020. Key drivers of this change were higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $3.6 million as of March 31, 2021 were $1.08 billion, an increase of $43.3 million, or 4.2%, from December 31, 2020. Key drivers of this change were the origination and funding of approximately $26.2 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $17.5 million under round one of the PPP, and an increase in organic growth, including growth of approximately $12.2 million in loans related to Virginia Partners recent expansion into the Greater Washington market. As of March 31, 2021, approximately $51.0 million in loans under rounds one and two of the PPP were still outstanding;
●	Total deposits as of March 31, 2021 were $1.37 billion, an increase of $103.6 million, or 8.2%, from December 31, 2020. Key drivers of this change were organic growth as a result of our continued focus on total relationship banking and Virginia Partners recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which are deposited directly into the operating accounts of these customers at the Company;
●	Total borrowings as of March 31, 2021 were $57.9 million, a decrease of $41.6 million, or 41.8%, from December 31, 2020. The key drivers of this change was a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company had previously been pledged as collateral. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility; and
●	Total stockholders’ equity as of March 31, 2021 was $135.7 million, a decrease of $1.0 million, or 0.8%, from December 31, 2020. Key drivers of this change were the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan, which were partially offset by the net income attributable to the Company for the three months ended March 31, 2021.

Delmarva's Tier 1 leverage capital ratio was 8.2% at March 31, 2021 as compared to 8.1% at December 31, 2020. At March 31, 2021, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.7% and 12.9%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2020.

Virginia Partners’ Tier 1 leverage capital ratio was 9.4% at March 31, 2021 as compared to 9.5% at December 31, 2020. At March 31, 2021, Virginia Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.8% and 12.3%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 13.1% and 13.5%, respectively, at December 31, 2020.

As of March 31, 2021, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At March 31, 2021, nonperforming assets totaled $7.7 million, an increase from December 31, 2020 balances of $7.6 million. The primary driver of this increase was an increase in loans past due 90 days or more and still accruing interest, which was partially offset by decreases in nonaccrual loans and other real estate owned, net. Loans past due 90 days or more and still accruing interest totaled $702 thousand at March 31, 2021, as compared to $2 thousand at December 31, 2020. Nonaccrual loans totaled $4.6 million at March 31, 2021, as compared to $4.9 million at December 31, 2020. Other real estate owned, net as of March 31, 2021 totaled $2.4 million, as compared to $2.7 million at December 31, 2020. Nonperforming loans as a percentage of total assets was 0.3% at March 31, 2021 and December 31, 2020, respectively. Nonperforming assets to total assets as of March 31, 2021 was 0.49%, as compared to 0.50% at December 31, 2020. Loans classified as TDRs totaled $5.7 million at March 31, 2021, as compared to $8.1 million at December 31, 2020, representing a decrease of $2.4 million during the first quarter of 2021. This decrease was primarily due to loans with aggregate balances of $1.8 million that no longer met the definition of a TDR, two loan relationships that paid off, and one loan relationship that was charged-off.

Net charge-offs were $192 thousand, or 0.07% of average total loans (annualized), for the three months ended March 31, 2021, as compared to $133 thousand, or 0.05% of average total loans (annualized), for the same period of 2020. The allowance for credit losses to total loans ratio was 1.37% at March 31, 2021, as compared to 1.28% at December 31, 2020. In addition to the allowance for credit losses, as of March 31, 2021 and December 31, 2020, the Company had $3.6 million and $4.0 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	March 31,	December 31,
	2021	2020
Yield on earning assets	3.70%	4.04%
Return on average assets	0.29%	0.40%
Return on average equity	3.28%	4.24%
Average equity to average assets	8.85%	9.34%
Tier I risk-based capital ratio/CET1 ratio (Delmarva)	11.7%	11.6%
Tier I risk-based capital ratio/CET1 ratio (Partners)	11.8%	13.1%
Total risk-based capital ratio (Delmarva)	12.9%	12.9%
Total risk-based capital ratio (Partners)	12.3%	13.5%
Leverage capital ratio (Delmarva)	8.2%	8.1%
Leverage capital ratio (Partners)	9.4%	9.5%

(See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.)

Earnings Analysis

The Company’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investment securities, the Company seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its deposits in cash and cash equivalents, government securities, interest bearing deposits in other financial institutions, and overnight loans of excess reserves (known as ‘‘Federal Funds Sold’’) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company’s loans and deposits, as well as the profit margin (‘‘interest spread’’) and fee income which can be generated on these amounts.

Net income attributable to the Company was $1.1 million and $2.4 million for the three months ended March 31, 2021 and 2020, respectively.

The following is a summary of the results of operations by the Company for the three months ended March 31, 2021 and 2020.

	Three Months Ended
	March 31,
	2021	2020

	(Dollars in Thousands)
Net interest income	$10,934	$11,110
Provision for credit losses	1,740	648
Provision for income taxes	333	804
Noninterest income	2,254	1,518
Noninterest expense	9,840	8,754
Total income	15,654	15,867
Total expenses	14,379	13,445
Net income	1,275	2,422
Net income attributable to Partners Bancorp	1,090	2,406
Basic earnings per share	0.061	0.135
Diluted earnings per share	0.061	0.135

Interest Income and Expense – Three Months Ended March 31, 2021 and 2020

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

Net interest income in the first quarter of 2021 decreased by $175 thousand, or 1.6%, when compared to the first quarter of 2020.  The Company's net interest margin (tax equivalent basis) decreased to 3.02%, representing a decrease of 66 basis points for the three months ended March 31, 2021 as compared to the same period in 2020.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities.  These margin pressures were offset by increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities.  The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, which are lower yielding interest-earning assets.  Total interest income decreased by $949 thousand, or 6.6%, for the three months ended March 31, 2021 while total interest expense decreased by $773 thousand, or 23.9%, both as compared to the same period in 2020.

The most significant factors impacting net interest income during the three month period ended March 31, 2021 were as follows:

●	Increases in average loan balances, primarily due to the origination and funding of loans under the PPP and organic loan growth, partially offset by lower loan yields;
●	Increases in average investment securities balances, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs, partially offset by lower investment securities yields;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and

●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs that were not replaced, which was partially offset by an increase in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the issuance of $18.1 million in subordinated notes payable, net in June 2020, partially offset by higher rates paid. The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, net in June 2020, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.
●	Increases in average cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, primarily due to deposit growth outpacing loan growth, and lower yields on each.

Loans

Average loan balances increased by $54.3 million, or 5.4%, and average yields earned decreased by 0.37% to 4.91% for the three months ended March 31, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to the origination and funding of loans under the PPP and organic loan growth.  Organic loan growth was lower than our internal targets due to higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of 1%.  Total average loans were 72.2% of total average interest-earning assets for the three months ended March 31, 2021, compared to 83.4% for the three months ended March 31, 2020.

Investment securities

Average total investment securities balances increased by $15.4 million, or 13.5%, and average yields earned decreased by 1.41% to 1.55% for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower interest rates over the comparable period.  In addition, the decrease in average yields earned was driven by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.  These prepayments have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.8% of total average interest-earning assets for the three months ended March 31, 2021, compared to 9.4% for the three months ended March 31, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $136.9 million, or 18.3%, and average rates paid decreased by 0.54% to 0.85% for the three months ended March 31, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $19.5 million, or 19.1%, and average rates paid increased by 0.40% to 2.91% for the three months ended March 31, 2021, as compared to the same period in 2020.  The decrease in average total borrowings was primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities  and payoffs that were not replaced, which was partially offset by an increase in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the issuance of $18.1 million in subordinated notes payable, net in June 2020.  The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, net in June 2020, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

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

	Three Months Ended			Three Months Ended
	March 31, 2021			March 31, 2020
	Average		Yield	Average		Yield
(Dollars in Thousands)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$136,573	$31	0.09%	$33,408	$57	0.69%
Interest Bearing Deposits From Banks	89,874	20	0.09%	24,627	79	1.29%
Taxable Securities (1)	94,012	208	0.90%	79,806	531	2.68%
Tax‑exempt Securities (2)	35,265	285	3.28%	34,106	306	3.61%
Total Investment Securities (1) (2)	129,277	493	1.55%	113,912	837	2.96%
Federal Funds Sold	52,272	10	0.08%	28,730	97	1.36%
Loans: (3)
Commercial and Industrial (4)	178,411	2,386	5.42%	128,026	1,738	5.46%
Real Estate (4)	860,218	10,241	4.83%	855,677	11,201	5.26%
Consumer (4)	3,584	54	6.11%	4,540	75	6.64%
Keyline Equity (4)	16,643	151	3.68%	16,444	191	4.67%
Visa Credit Card	194	4	8.36%	245	4	6.57%
State and Political	481	8	6.75%	584	10	6.89%
Keyline Credit	136	6	17.89%	215	9	16.84%
Other Loans	2,149	4	0.75%	1,806	2	0.45%
Total Loans (2)	1,061,816	12,854	4.91%	1,007,537	13,230	5.28%
Allowance For Credit Losses	13,969			7,504
Unamoritized Discounts on Acquired Loans	3,875			5,557
Total Loans, Net	1,043,972			994,476
Other Assets	72,001			62,029
Total Assets/Interest Income	$1,523,969	$13,408		$1,257,182	$14,300

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$412,816	$—	—%	$261,876	$—	—%
Interest Bearing Demand	126,599	105	0.34%	77,753	73	0.38%
Money Market Accounts	215,745	190	0.36%	139,128	210	0.61%
Savings Accounts	117,434	48	0.17%	90,230	52	0.23%
All Time Deposits	425,451	1,516	1.45%	441,236	2,252	2.05%
Total Interest Bearing Deposits	885,229	1,859	0.85%	748,347	2,587	1.39%
Total Deposits	1,298,045	—		1,010,223	—
Borrowings	57,155	202	1.43%	94,644	515	2.19%
Notes Payable	25,203	389	6.26%	7,172	120	6.73%
Lease Liability	2,232	16	2.91%	2,344	17	2.92%
Other Liabilities	6,497	—		8,413	—
Stockholder's Equity	134,837	—		134,386	—
Total Liabilities & Equity/Interest Expense	$1,523,969	$2,466		$1,257,182	$3,239

Earning Assets/Interest Income (2)	$1,469,812	$13,408	3.70%	$1,208,214	$14,300	4.76%
Interest Bearing Liabilities/Interest Expense	$969,819	$2,466	1.03%	$852,507	$3,239	1.53%
Net interest income (5)		$10,942			$11,061

Earning Assets/Interest Expense			0.68%			1.08%
Net Interest Spread (2)			2.67%			3.23%
Net Interest Margin (2)			3.02%			3.68%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $60 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the three months ended March 31, 2021 and $81 thousand and $3 thousand respectively, for the three months ended March 31, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $54 thousand and $133 thousand for the three month periods ended March 31, 2021 and 2020, respectively.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from the Company’s interest-earning assets and interest paid on its interest-bearing liabilities for the three months ended March 31, 2021 versus 2020.

Rate and Volume Analysis

Three Months Ended March 31, 2021 Versus March 31, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$713	$(1,089)	$(376)
Investment securities
Taxable	95	(418)	(323)
Exempt from Federal income tax	10	(31)	(21)
Federal funds sold	79	(166)	(87)
Other interest income	395	(480)	(85)
Total interest income	1,292	(2,184)	(892)
Interest Bearing Liabilities
Interest bearing deposits	473	(1,201)	(728)
Notes payable and leases	259	9	268
Funds purchased	(204)	(109)	(313)
Total Interest Expense	528	(1,301)	(773)
Net Interest Income	$764	$(883)	$(119)

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At March 31, 2021 and December 31, 2020, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 27.0% and 23.0%, respectively, at March 31, 2021 and December 31, 2020. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At March 31, 2021, the Company’s allowance for credit losses was $14.8 million, or 1.4% of total outstanding loans. At December 31, 2020, the Company's allowance for credit losses was $13.2 million, or 1.3% of total outstanding loans. The Company's provision for credit losses was $1.7 million for the three months ended March 31, 2021, as compared to $648 thousand for the three months ended March 31, 2020. The increase in the provision for credit losses during the three months ended March 31, 2021, as compared to the same period of 2020, was primarily due to the deterioration in asset quality and increased specific reserves of two loan relationships that have been individually evaluated for impairment, an increase in historical loss rates, the ongoing COVID-19 pandemic and qualitative adjustment factors made to the allowance for credit losses related to elevated unemployment and economic uncertainty in the Company’s markets compared to March 31, 2020, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth. The provision for credit losses during the three months ended March 31, 2021, as well as the allowance for credit losses as of March 31, 2021, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to the COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of March 31, 2021, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

The following tables illustrate the Company’s past due and nonaccrual loans at March 31, 2021 and December 31, 2020:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At March 31, 2021 and December 31, 2020

	30 - 89 Days	Greater than 90 Days	Total
March 31, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$66	$175	$241	$175
Residential real estate	2,539	531	3,070	2,092
Nonresidential	2,184	2,142	4,326	1,744
Home equity loans	—	53	53	53
Commercial	31	531	562	531
Consumer and other loans	—	—	—	—
TOTAL	$4,820	$3,432	$8,252	$4,595

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$708	$175	$883	$175
Residential real estate	2,764	679	3,443	2,022
Nonresidential	3,792	2,377	6,169	2,170
Home equity loans	80	54	134	54
Commercial	255	489	744	489
Consumer and other loans	7	2	9	—
TOTAL	$7,606	$3,776	$11,382	$4,910

Total nonaccrual loans at March 31, 2021 were $4.6 million, which reflects a decrease of $315 thousand from $4.9 million at December 31, 2020. Management believes the relationships on nonaccrual were adequately reserved at March 31, 2021. TDR’s not past due or on nonaccrual at March 31, 2021 amounted to $5.8 million, as compared to $6.2 million at December 31, 2020. This decrease was primarily due to pay-downs of principal loan balances during the three months ended March 31, 2021. Total TDR’s decreased $2.4 million to $5.7 million at March 31, 2021, compared to $8.1 million at December 31, 2020. This decrease was primarily due to loans with aggregate balances of $1.8 million that no longer met the definition of a TDR, two loan relationships that paid off, and one loan relationship that was charged-off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and other real estate owned, net (“OREO”), at March 31, 2021 was $7.7 million compared to $7.6 million at December 31, 2020. The Company's ratio of nonperforming assets to total assets was 0.49% at March 31, 2021 compared to 0.50% at December 31, 2020. As noted above, there was a decrease in nonaccrual loans during the three months ended March 31, 2021, which was partially offset by an increase in loans past due 90 days or more and accruing due primarily to one loan relationship that went past due during the three months ended March 31, 2021. This loan has been classified as nonacrrual subsequent to March 31, 2021. OREO, net decreased during the three months ended March 31, 2021 by $280 thousand. There was one property that was sold during the three month ended March 31, 2021.

It is likely that the COVID-19 pandemic and the economic disruption related to it will continue to negatively impact the Company’s financial position and results of operations during the balance of 2021. Although it is too early to determine what the ultimate impact will be on the Company, we believe we may experience deterioration in asset quality, increased levels of charge-offs, and an increased level of provision for credit losses.

The following tables provide additional information on the Company’s nonperforming assets at March 31, 2021 and December 31, 2020.

Nonperforming Assets

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$4,595	$4,910
Loans past due 90 days or more and accruing	702	2
Total nonperforming loans (NPLs)	$5,297	$4,912
Other real estate owned (OREO)	2,397	2,677
Total nonperforming assets (NPAs)	$7,694	$7,589
Performing TDR's and TDR's 30-89 days past due	$5,821	$6,226
NPLs/Total Assets	0.34%	0.32%
NPAs/Total Assets	0.49%	0.50%
NPAs and TDRs/Total Assets	0.86%	0.91%
Allowance for credit losses/NPLs	278.48%	268.79%

Nonperforming Loans by Type

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$175	$175
Residential real estate	2,092	2,022
Nonresidential	2,446	2,170
Home equity loans	53	54
Commercial	531	489
Consumer and other loans	—	2
Total	$5,297	$4,912

The following table provides data related to loan balances and the allowance for credit losses for the three months ended March 31, 2021 and the year ended December 31, 2020.

Allowance for Credit Losses Data

(Dollars in Thousands)

At March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
Average loans outstanding	$1,061,816	$1,043,678
Total loans outstanding	1,078,824	1,035,505
Total nonaccrual loans	4,595	4,910
Net loans charged off	192	995
Provision for credit losses	1,740	6,894
Allowance for credit losses	14,751	13,203
Allowance as a percentage of total loans outstanding	1.4%	1.3%
Net loans charged off to average loans outstanding	0.0%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.4%	0.5%

The following table represents the activity of the allowance for credit losses for the three months ended March 31, 2021 and 2020 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge‑offs	—	(28)	(212)	(6)	—	(9)	—	(255)
Recoveries	—	2	51	—	4	6	—	63
Provision	151	78	1,215	(17)	51	(5)	267	1,740
Balance at March 31, 2021	$1,054	$2,403	$8,638	$248	$1,998	$29	$381	$14,751

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2019	$602	1,380	4,074	142	826	14	266	$7,304
Charge‑offs	—	(25)	(38)	—	(66)	(41)	—	(170)
Recoveries	—	4	3	10	7	13	—	37
Provision	116	60	304	17	118	33	—	648
Balance at March 31, 2020	$718	$1,419	$4,343	$169	$885	$19	$266	$7,819

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

	March 31,			December 31,
	2021			2020
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$90,051	$1,054	8%	$74,706	$903	7%
Residential real estate	199,864	2,403	19%	199,349	2,351	19%
Nonresidential	583,046	8,638	54%	569,745	7,584	55%
Home equity loans	32,507	248	3%	34,226	271	3%
Commercial	168,334	1,998	16%	152,798	1,943	15%
Consumer and other loans	5,022	29	0%	4,681	37	0%
Unallocated	—	381	—%		114	—%
	$1,078,824	$14,751	100%	$1,035,505	$13,203	100%

In March 2020, the five federal bank regulatory agencies and the Conference of State Bank Supervisors issued joint guidance with respect to loan modifications for borrowers affected by the COVID-19 pandemic (the “Joint Guidance”). The Joint Guidance encouraged banks, savings associations, and credit unions to make loan modifications for borrowers affected by the COVID-19 pandemic and assured those financial institutions that they will not (i) receive supervisory criticism for such prudent loan modifications and (ii) be required by examiners to automatically categorize COVID-19-related loan modifications as TDRs. The federal banking regulators confirmed with FASB that short-term loan modifications made on a good faith basis in response to the COVID-19 pandemic to borrowers who were current (i.e., less than 30 days past due on contractual payments) prior to any loan modification are not TDRs.

In addition, Section 4013 of the CARES Act provides banks, savings associations, and credit unions with the ability to make loan modifications related to the COVID-19 pandemic without categorizing the loans as a TDR or conducting the analysis to make the determination, which is intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period and only for those loans that were not more than thirty (30) days past due as of December 31, 2019.

In addition, in an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. At the peak, which occurred during the second quarter of 2020, the Company, on a consolidated basis, had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding. As of March 31, 2021, approximately 91.1% of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have paid off. As of March 31, 2021, on a consolidated basis, the Company had loan payment deferrals or payments of interest only whose modification periods had not ended or had been extended for 13 loans totaling $25.4 million, all of which are still accruing interest, which represents approximately 2.47% of total loan balances outstanding.

The following table presents a summary of the remaining loan payment deferrals, full payment and interest only payment deferral, as a percentage of the number of loans outstanding and loan balances outstanding, granted by the Company as of March 31, 2021 related to the COVID-19 pandemic:

As of March 31, 2021
Loan Payment Deferrals - COVID 19 pandemic

Number of loans for full payment deferral completed	6	Percentage of Number of Loans Outstanding	*	0.14%

Number of loans for interest only payment deferral completed	7	Percentage of Number of Loans Outstanding	*	0.16%

Number of loans for loan payment deferral completed	13	Percentage of Number of Loans Outstanding	*	0.30%

Loan balances for full payment deferral completed (dollars in thousands)	$10,140	Percentage of Loan Balances Outstanding	*	0.98%

Loan balances for interest only payment deferral completed (dollars in thousands)	$15,304	Percentage of Loan Balances Outstanding	*	1.49%

Loan balances for loan payment deferral completed (dollars in thousands)	$25,444	Percentage of Loan Balances Outstanding	*	2.47%

* Excludes loans originated under the PPP of the SBA.

The following table presents a summary of the remaining loan payment deferrals by loan portfolio segmentation, full payment and interest only payment deferral, as a percentage of total loan balances outstanding and total loan portfolio segmentation balances outstanding, granted by the Company as of March 31, 2021 related to the COVID-19 pandemic:

As of March 31, 2021
Loan Payment Deferrals (by loan portfolio segmentation) - COVID 19 pandemic				Loan balances for loan
			Loan balances for loan	payment deferral completed
	Loan balances for loan		payment deferral completed	as a percentage of total loan
	payment deferral completed	Number of loans for loan	as a percentage of total loan	portfolio segmentation
Loan portfolio segmentation:	(dollars in thousands)	payment deferral completed	balances outstanding (%)*	balances outstanding (%)*
Commercial and Industrial (full payment deferral)	$—	—	—%	—%
Commercial and Industrial (interest only payment deferral)	264	1	0.03	0.22
Non-Owner Occupied Commercial Real Estate (full payment deferral)	8,552	3	0.84	3.24
Non-Owner Occupied Commercial Real Estate (interest only payment deferral)	8,973	3	0.87	3.39
Owner Occupied Commercial Real Estate (full payment deferral)	1,588	3	0.15	0.63
Owner Occupied Commercial Real Estate (interest only payment deferral)	6,067	3	0.58	2.41
Owner Occupied 1-4 Family (full payment deferral)	—	—	—	—
Non-Owner Occupied 1-4 Family (full payment deferral)	—	—	—	—
Non-Owner Occupied 1-4 Family (interest only payment deferral)	—	—	—	—
Consumer Loans (full payment deferral)	—	—	—	—
Consumer Loans (interest only payment deferral)	—	—	—	—
Agriculture Loans (full payment deferral)	—	—	—	—
Agriculture Loans (interest only payment deferral)	—	—	—	—
Residential Construction (interest only payment deferral)	—	—	—	—
Commercial Construction (interest only payment deferral)	—	—	—	—
Home Equity Installment Loans (interest only payment deferral)	—	—	—	—
Home Equity Line of Credit (interest only payment deferral)	—	—	—	—
Totals	$25,444	13	2.47%

* Excludes loans originated under the PPP of the SBA.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers.  The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

The tables below identifies these higher risk industries, the Company’s exposure to them and the remaining balance of the loans within these higher risk industries with respect to which the Company has granted loan payment deferrals for as of March 31, 2021:

As of March 31, 2021
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)*
Hospitality (Hotels)	$83,683	40	8.11%
Amusement Services	8,900	10	0.86
Restaurants	45,396	69	4.40
Retail Commercial Real Estate	47,158	47	4.57
Movie Theatres	7,202	3	0.70
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	193	8	0.02
Manufacturing/Distribution	2,844	13	0.28
Totals	$195,376	190	18.94%

* Excludes loans originated under the PPP of the SBA.

As of March 31, 2021
Loan balances for loan
payment deferral completed
	Loan balances for loan		as a percentage of total loan
	payment deferral completed	Number of loans for loan	portfolio segmentation
Higher Risk Industries	(dollars in thousands)	payment deferral completed	balances outstanding (%)*
Hospitality (Hotels)	$13,151	4	15.72%
Amusement Services	—	—	—
Restaurants	—	—	—
Retail Commercial Real Estate	—	—	—
Movie Theatres	—	—	—
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	—	—	—
Manufacturing/Distribution	—	—	—
Totals	$13,151	4	6.73%

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended March 31, 2021 increased by $736 thousand, or 48.5%, when compared to the three months ended March 31, 2020.  Key changes in the components of noninterest income for the three months ended March 31, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts decreased by $120 thousand, or 41.5%, due primarily to decreases in overdraft and nonsufficient fund fees as a result of the significant increase in customer deposit balances;
●	Gains on sales and calls of investment securities decreased by $82 thousand, or 85.2%, due primarily to Delmarva recording no gains on sales or calls of investment securities during the three months ended March 31, 2021, as compared to recording $96 thousand in gains on sales and calls of investment securities during the same period of 2020. In addition, Virginia Partners recorded gains of $14 thousand on the sales of investment securities during the three months ended March 31, 2021, as compared to no gains on sales of investment securities during the same period of 2020;
●	Mortgage banking income increased by $704 thousand, or 151.4%, due primarily to Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC having a higher volume of loan closings as compared to the same period in 2020; and
●	Other income increased by $233 thousand, or 35.0%, due primarily to higher mortgage division fees at Delmarva, increases in debit card income, Delmarva recording earnings on bank owned life insurance policies that were not present during the same period of 2020, and Virginia Partners recording higher fees from its participation in a loan hedging program with a correspondent bank, which were partially offset by lower ATM fees.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended March 31, 2021 increased by $1.1 million, or 12.4%, when compared to the three months ended March 31, 2020.  Key changes in the components of noninterest expense for the three months ended March 31, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $691 thousand, or 14.5%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners new key hires and expansion into the Greater Washington market, merit increases and benefit costs. In addition, due to the increase in mortgage banking income from Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC, as well as higher mortgage division fees at Delmarva, salaries and employee benefits increased due to an increase in commissions expense paid;
●	Premises and equipment increased by $133 thousand, or 11.8%, primarily due to increases related to Delmarva opening its new information technology and training center, and software amortization associated with Virginia Partners’ recently completed core conversion, which were partially offset by lower expenses related to building security at Virginia Partners;
●	Amortization of core deposit intangible decreased by $28 thousand, or 15.5%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty Bell Bank acquisitions;
●	(Gains) losses on other real estate owned increased by $25 thousand, or 119.9%, primarily due to lower expenses related to other real estate owned and a gain on the sale of one property during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020; and

●	Other operating expenses increased by $315 thousand, or 11.9%, primarily due to higher expenses related to FDIC insurance assessments, legal, data processing, telephone and data circuits, travel and entertainment, other losses and board expenses.

Income Taxes

The provision for income taxes was $333 thousand during the three months ended March 31, 2021, compared to the provision for income taxes of $804 thousand during the three months ended March 31, 2020, a decrease of $470 thousand or 58.5%. This decrease was due primarily to lower consolidated income before taxes and higher earnings on tax-exempt income, primarily bank owned life insurance policies.  For the three months ended March 31, 2021, the Company’s effective tax rate was approximately 23.4% as compared to 25.0% for the same period in 2020.

In addition, Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the three months ended March 31, 2021 and 2020, and contributed to the Company’s lower effective tax rate for the three months ended March 31, 2021 as compared to the same period in 2020.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, excluding unamortized discounts on acquired loans, averaged $1.06 billion and $1.01 billion during the three months ended March 31, 2021 and 2020, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of March 31, 2021 and December 31, 2020

	March 31,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$90,051	$74,706
Residential real estate	199,864	199,349
Nonresidential	583,046	569,745
Home equity loans	32,507	34,226
Commercial	168,334	152,798
Consumer and other loans	5,022	4,681
	$1,078,824	$1,035,505
Less: Allowance for credit losses	(14,751)	(13,203)
	$1,064,073	$1,022,302

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio, excluding unamortized discounts on acquired loans, at March 31, 2021 and December 31, 2020.

Loan Maturities and Interest Rate Sensitivity

At March 31, 2021 and December 31, 2020

(Dollars in thousands)

		Between
	One Year	One and	After
March 31, 2021	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$38,702	$32,799	$18,576	$90,077
Residential real estate	43,072	106,241	50,981	200,294
Nonresidential	113,659	346,878	124,761	585,298
Home equity loans	15,676	3,233	13,792	32,701
Commercial	34,780	99,308	34,924	169,012
Consumer and other loans	1,494	2,995	556	5,045
Total loans receivable	$247,383	$591,454	$243,590	$1,082,427
Fixed-rate loans	$161,060	$531,530	$103,338	$795,928
Floating-rate loans	86,323	59,924	140,252	286,499
	$247,383	$591,454	$243,590	$1,082,427

		Between
	One Year	One and	After
December 31, 2020	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$36,909	$29,342	$8,484	$74,735
Residential real estate	45,455	103,697	50,693	199,845
Nonresidential	114,697	346,703	110,857	572,257
Home equity loans	18,886	3,461	12,084	34,431
Commercial	41,859	87,482	24,193	153,534
Consumer and other loans	1,939	2,142	627	4,708
Total loans receivable	$259,745	$572,827	$206,938	$1,039,510
Fixed-rate loans	$166,860	$512,883	$86,268	$766,011
Floating-rate loans	92,885	59,944	120,670	273,499
	$259,745	$572,827	$206,938	$1,039,510

At March 31, 2021, real estate mortgage loans included $267.2 million of owner-occupied non-farm, non-residential loans, and $269.7 million of other non-farm, non-residential loans, which is 29.4% and 29.7% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $254.7 million of owner-occupied non-farm, non-residential loans, and $263.5 million of other non-farm, non-residential loans, which is 28.9% and 29.9% of real estate mortgage loans, respectively. This represents an increase at March 31, 2021 of $12.5 million and $6.2 million, or 4.9% and 2.4%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At March 31, 2021, real estate mortgage loans included $90.1 million of construction and land development loans, and $29.2 million of multi-family residential loans, which are 9.9% and 3.2% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $74.7 million of construction and land development loans, and $28.6 million of multi-family residential loans, which were 8.5% and 3.2% of real estate mortgage loans, respectively. This represents an increase at March 31, 2021 of $15.3 million and $626 thousand, or 20.5% and 2.2%, in construction and land development loans and multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 246.0% of total risk-based capital at March 31, 2021, as compared to 234.0% at December 31, 2020. Construction and land development loans were 57.0% of total risk-based capital at March 31, 2021, as compared to 47.7% at December 31, 2020.

At March 31, 2021, real estate mortgage loans included home equity loans of $32.5 million and residential real estate loans of $199.9 million, compared to $34.2 million and $199.3 million at December 31, 2020, respectively. Home equity loans decreased $1.7 million, or 5.0%, during the three months ended March 31, 2021, while residential real estate loans increased $515 thousand, or 0.3%, during the three months ended March 31, 2021. At March 31, 2021, commercial loans were $168.3 million, compared to $152.8 million at December 31, 2020, an increase of $15.5 million, or 10.2%, during the three months ended March 31, 2021.

The overall increase in loans from the year ended December 31, 2020 to March 31, 2021 was due primarily to the origination and funding of approximately $26.2 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $17.5 million under round one of the PPP, and an increase in organic growth, including growth of approximately $12.2 million in loans related to Virginia Partners recent expansion into the Greater Washington market. As of March 31, 2021, approximately $51.0 million in loans under rounds one and two of the PPP were still outstanding.

Beginning late in the first quarter of 2020, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under the PPP in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. During round one of this program, Virginia Partners, an SBA approved lender, directly originated and funded almost 700 loans totaling approximately $64.2 million, all of which were previously pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Beginning in the fourth quarter of 2020 and continuing through the first quarter of 2021, Virginia Partners received forgiveness payments from the SBA related to many of these loans. As of March 31, 2021, Virginia Partners had approximately $24.8 million in loans still outstanding under round one of this program, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Remaining aggregate fees, net of costs to originate, from the SBA of approximately $549 thousand will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis, which Virginia Partners expects to continue through 2021. Beginning early in the first quarter of 2021, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under round two of this program in an identical manner as was done by each under round one of the program. As of March 31, 2021, Virginia Partners has directly originated and funded over 330 loans totaling approximately $26.2 million, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Aggregate fees, net of costs to originate, from the SBA of approximately $1.2 million will be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $129.3 million during the three months ended March 31, 2021 as compared to $113.9 million for the three months ended March 31, 2020. This represented 8.8% and 9.4% of total average interest-earning assets for the three months ended March 31, 2021 and 2020, respectively. This increase was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At March 31, 2021 and December 31, 2020, investment securities available for sale, at fair value totaled $118.0 million and $124.9 million, respectively. Investment securities available for sale, at fair value decreased by $6.9 million, or 5.5%, during the three months ended March 31, 2021. This decrease was primarily due to higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At March 31, 2021 and December 31, 2020 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of March 31, 2021 and December 31, 2020

	March 31, 2021
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,758	4.9%	$78	$160	$5,676
Obligations of States and political subdivisions	35,383	30.2%	1,341	15	36,709
Mortgage-backed securities	71,989	61.5%	464	863	71,590
Subordinated debt investments	3,985	3.4%	41	5	4,021
	$117,115	100.0%	$1,924	$1,043	$117,996

	December 31, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	5.5%	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	29.7%	1,878	—	38,123
Mortgage-backed securities	74,857	61.4%	1,127	108	75,876
Subordinated debt investments	3,985	3.3%	62	4	4,043
	$121,845	100.0%	$3,204	$124	$124,925

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $5.2 million and $5.4 million at March 31, 2021 and December 31, 2020, respectively, a decrease of $274 thousand, or 5.0%, for the three months ended March 31, 2021.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the three months ended March 31, 2021, the net unrealized gains in the Company’s investment securities available for sale portfolio decreased by approximately $2.2 million, or 71.4%, to $881 thousand at March 31, 2021.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.01 billion to $1.30 billion, an increase of $287.8 million, or 28.5%, for the three months ended March 31, 2021 over the average total deposits for the three months ended March 31, 2020. This increase was primarily due to organic deposit growth. At March 31, 2021, total deposits were $1.37 billion as compared to $1.27 billion at December 31, 2020, an increase of $103.6 million, or 8.2%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which are deposited directly into the operating accounts of these customers at the Company. Non-

interest bearing demand deposits increased to $464.1 million at March 31, 2021, a $73.6 million, or 18.8%, increase from $390.5 million in non-interest bearing demand deposits at December 31, 2020, due primarily to the aforementioned items above.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of March 31, 2021 and December 31, 2020

(Dollars in Thousands)

	March 31,	Percentage	December 31,	Percentage
	2021	of Deposits	2020	of Deposits
Noninterest bearing deposits	$464,068	33.83%	$390,511	30.79%
Interest bearing deposits:
Money market, NOW, and savings accounts	481,892	35.13%	448,619	35.38%
Certificates of deposit, $100 thousand or more	285,696	20.83%	286,884	22.62%
Other certificates of deposit	140,075	10.21%	142,126	11.21%
Total interest bearing deposits	907,663	66.17%	877,629	69.21%
Total	$1,371,731	100.00%	$1,268,140	100.00%

The Company's loan-to-deposit ratio was 78.6% at March 31, 2021 as compared to 81.7% at December 31, 2020. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest earning assets. The Company's core deposits were $1.24 billion at March 31, 2021, an increase of $110.0 million, or 9.7%, from $1.13 billion at December 31, 2020, and excluded $132.3 million and $133.5 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

March 31,
2021
Three months or less	$52,329
Over three months through six months	54,104
Over six months through twelve months	102,982
Over twelve months	216,356
Total	$425,771

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the dates indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

March 31,
2021
Three months or less	$34,480
Over three months through six months	33,324
Over six months through twelve months	65,227
Over twelve months	152,665
Total	$285,696

Borrowings. Borrowings at March 31, 2021 and December 31, 2020 consist primarily of long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At March 31, 2021 and December 31, 2020, there were no short-term borrowings with the FHLB. At March 31, 2021, long-term borrowings with the FHLB were $32.8 million as compared to $33.0 million at December 31, 2020, a decrease of $165 thousand, or 0.5%. This decrease was primarily due to scheduled principal curtailments. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At March 31, 2021, subordinated notes payable, net, were $24.1 million as compared to $24.1 million at December 31, 2020, an increase of $12 thousand, or 0.1%.

At March 31, 2021, other borrowings were $957 thousand as compared to $42.4 million at December 31, 2020, a decrease of $41.4 million, or 97.7%. This decrease was primarily due to a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by Virginia Partners had previously been pledged as collateral. During the three months ended March 31, 2021, Virginia Partners used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility. In addition, Virginia Partners majority owned subsidiary, Johnson Mortgage Company, LLC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $307 thousand and $142 thousand were outstanding as of March 31, 2021 and December 31, 2020, respectively.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information on the Company’s subordinated notes payable, net, and Johnson Mortgage Company, LLC’s warehouse line of credit.

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At March 31, 2021 and December 31, 2020

(Dollars in Thousands)

March 31,		December 31,
2021		2020
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$—	—%	$24,769	1.71%

Average short-term borrowings decreased by $45.3 million, or 100.0%, and average rates paid decreased by 1.60% for the three months ended March 31, 2021 as compared to the same period in 2020. This decrease was due primarily to a decrease in short-term borrowings with the FHLB due to maturities that were not replaced.

Average total borrowings decreased by $19.5 million, or 19.1%, and average rates paid increased by 0.40% for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease in average total borrowings was primarily due to a decrease in the average balance of FHLB advances due to maturities and payoffs that were not replaced, which was partially offset by an increase in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by Virginia Partners were previously pledged as collateral, and the issuance of $18.1 million in subordinated notes payable, net in June 2020. The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, net in June 2020, which was partially offset by a decrease in average rates paid on FHLB advances due to maturities and payoffs that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Capital

Total stockholders’ equity as of March 31, 2021 was $135.7 million, a decrease of $1.0 million, or 0.8%, from December 31, 2020.  Key drivers of this change were the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan, which were partially offset by the net income attributable to the Company for the three months ended March 31, 2021.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of March 31, 2021 and December 31, 2020 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2021 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At March 31, 2021 and December 31, 2020

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	86,080	12.9%	70,003	10.5%	66,669	10.0%
Virginia Partners Bank	53,175	12.3%	45,335	10.5%	43,176	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,692	11.7%	56,669	8.5%	53,336	8.0%
Virginia Partners Bank	50,935	11.8%	36,700	8.5%	34,541	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,692	11.7%	46,669	7.0%	43,335	6.5%
Virginia Partners Bank	50,935	11.8%	30,223	7.0%	28,064	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,692	8.2%	37,859	4.0%	47,324	5.0%
Virginia Partners Bank	50,935	9.4%	21,693	4.0%	27,116	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
In Thousands	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	85,497	12.9%	69,608	10.5%	66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's Federal Funds Sold position, which includes funds in due from banks and interest-bearing deposits with banks, averaged $52.3 million during the three months ended March 31, 2021 and totaled $60.4 million at March 31, 2021, as compared to an average of $28.7 million during the three months ended March 31, 2020 and a year-end position of $50.3 million at December 31, 2020. Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At March 31, 2021, advances available totaled approximately $378.1 million of which $32.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

Accounting Standards Update

See Note 14 - Recent Accounting Pronouncements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the the Company’s disclosure controls and procedures, as defined in Rule 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the the Company’s disclosure controls and procedures were effective. There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rule 15d-15(f) that occurred during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the three months ended March 31, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBIT

3.1

Articles of Incorporation of Partners Bancorp (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to Tthe Company’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on May 10, 2019)

3.1.1	Amendment to the Articles of Incorporation of Delmar Bancorp, dated December 20, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 20, 2019)
3.1.2

Amendment to the Articles of Incorporation of Partners Bancorp, effective as of August 19, 2020 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020)

3.2	Bylaws of Partners Bancorp, effective as of August 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020)
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Bancorp (Registrant)

Date: May 14, 2021	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2021	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)