Form 10-Q/A
period 2021-03-31
PARTNERS BANCORP
filed 2021-08-12
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

AMENDMENT NO. 1 TO THE QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2021

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of Partners Bancorp (the “Company”) for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission on May 14, 2021 (the “Original Form 10-Q”), is being filed solely to include information regarding the Company’s repurchases of its equity securities during the quarter ended March 31, 2021 that was inadvertently omitted from Part II, Item 2 of the Original Form 10-Q.

This Amendment is limited in scope to the correction described above and the additional disclosure provided below and does not otherwise amend, update, or change any other items or disclosures contained in the Original Form 10-Q.  Accordingly, all other items that remain unaffected are omitted in this filing.  Except as described in the preceding paragraph and the additional disclosure provided below, this Amendment does not update any of the information contained in the Original Form 10-Q, which continues to speak as of the original filing date of the Original Form 10-Q, and should be read in conjunction with the Original Form 10-Q.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On November 12, 2020, the Company issued a press release announcing that its Board of Directors approved a stock repurchase program (the “Program”). Under the Program, the Company is authorized to purchase up to 356,000 outstanding shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions.

The actual timing, number and value of shares repurchased under the Program depends on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and may be expanded, extended, modified or discontinued at any time. Any shares acquired will be cancelled and become authorized but unissued shares, available for future issuance.

During the quarter ended March 31, 2021, the Company repurchased 31,800 shares of common stock under the Program. Information concerning our repurchases of common stock during the quarter is as follows:

			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2021 to January 31, 2021	31,800	$6.54	31,800	255,800
February 1, 2021 to February 28, 2021	—	$—	—	255,800
March 1, 2021 to March 31, 2021	—	$—	—	255,800
	31,800	$6.54	31,800

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

Partners Bancorp (Registrant)

Date: August 12, 2021	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2021	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)