Form 10-Q
period 2021-06-30
PARTNERS BANCORP
filed 2021-08-13
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of August 13, 2021 there were 17,785,472 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
(Dollars in thousands, except per share amounts)	(Unaudited)	*
ASSETS
Cash and due from banks	$13,940	$13,643
Interest bearing deposits in other financial institutions	247,576	218,667
Federal funds sold	66,596	50,301
Cash and cash equivalents	328,112	282,611
Securities available for sale, at fair value	118,955	124,925
Loans held for sale	4,929	9,858
Loans, less allowance for credit losses of $15,310 at June 30, 2021 and $13,203 at December 31, 2020	1,076,492	1,022,302
Accrued interest receivable	4,293	5,229
Premises and equipment, less accumulated depreciation	16,483	15,439
Restricted stock	4,869	5,445
Operating lease right-of-use assets	6,131	3,983
Financing lease right-of-use assets	1,756	1,824
Other investments	5,076	5,091
Bank owned life insurance	18,027	14,841
Other real estate owned, net	2,257	2,677
Core deposit intangible, net	2,354	2,660
Goodwill	9,582	9,582
Other assets	9,667	7,754
Total assets	$1,608,983	$1,514,221
LIABILITIES
Deposits:
Non-interest bearing demand	$477,253	$390,511
Interest bearing demand	145,109	125,131
Savings and money market	363,668	323,488
Time, $100,000 or more	282,547	286,884
Other time	139,192	142,126
	1,407,769	1,268,140
Accrued interest payable on deposits	327	402
Long-term borrowings with the Federal Home Loan Bank	26,643	32,972
Subordinated notes payable, net	24,126	24,101
Other borrowings	1,078	42,382
Operating lease liabilities	6,450	4,301
Financing lease liabilities	2,184	2,242
Other liabilities	3,061	2,986
Total liabilities	1,471,638	1,377,526
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,785,472 as of June 30, 2021 and 17,758,448 as of December 31, 2020, including 58,824 nonvested shares as of June 30, 2021 and 0 nonvested shares as of December 31, 2020	177	178
Surplus	87,021	87,200
Retained earnings	48,038	45,673
Noncontrolling interest in consolidated subsidiaries	1,005	1,346
Accumulated other comprehensive income, net of tax	1,104	2,298
Total stockholders' equity	137,345	136,695
Total liabilities and stockholders' equity	$1,608,983	$1,514,221

* Derived from audited consolidated financial statements

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME ON:
Loans, including fees	$13,330	$13,132	$26,236	$26,491
Investment securities:
Taxable	327	429	448	864
Tax-exempt	220	236	445	461
Federal funds sold	9	15	19	112
Other interest income	117	126	255	359
	14,003	13,938	27,403	28,287
INTEREST EXPENSE ON:
Deposits	1,736	2,456	3,595	5,043
Borrowings	554	585	1,160	1,237
	2,290	3,041	4,755	6,280
NET INTEREST INCOME	11,713	10,897	22,648	22,007
Provision for credit losses	858	2,527	2,598	3,175
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	10,855	8,370	20,050	18,832
OTHER INCOME:
Service charges on deposit accounts	182	142	351	432
Gain on sales and calls of investment securities	6	472	20	568
Mortgage banking income, net	940	820	2,109	1,284
Gains on disposal of other assets	1	—	1	—
Other income	1,087	705	1,988	1,408
	2,216	2,139	4,469	3,692
OTHER EXPENSES:
Salaries and employee benefits	5,476	4,822	10,946	9,601
Premises and equipment	1,218	1,133	2,475	2,257
Amortization of core deposit intangible	152	180	306	363
Losses on other real estate owned	152	23	148	44
Other expenses	3,112	2,897	6,075	5,580
	10,110	9,055	19,950	17,845
INCOME BEFORE TAXES ON INCOME	2,961	1,454	4,569	4,679
Federal and state income taxes	674	299	1,007	1,102
NET INCOME	$2,287	$1,155	$3,562	$3,577
Net (income) attributable to noncontrolling interest	(124)	(115)	(309)	(131)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$2,163	$1,040	$3,253	$3,446

Earnings per common share
Basic earnings per share	$0.122	$0.058	$0.183	$0.194
Diluted earnings per share	$0.122	$0.058	$0.183	$0.193

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2021	2020	2021	2020
NET INCOME	$2,287	$1,155	$3,562	$3,577
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding (losses) gains on securities available for sale arising during the period	(637)	1,391	(1,536)	2,388
Deferred income tax effect	1,111	(369)	357	(633)
Other comprehensive income (loss), net of tax	474	1,022	(1,179)	1,755

Reclassification adjustment for gains included in net income	(6)	(472)	(20)	(568)
Deferred income tax effect	10	125	5	150
Other comprehensive income (loss), net of tax	4	(347)	(15)	(418)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	478	675	(1,194)	1,337
COMPREHENSIVE INCOME	$2,765	$1,830	2,368	4,914
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(124)	(115)	(309)	(131)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$2,641	$1,715	$2,059	$4,783

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income	Equity
Balances, March 31, 2020	$178	$87,538	$43,746	$709	$1,401	$133,572
Net income	—	—	1,040	115	—	1,155
Other comprehensive income, net of tax	—	—	—	—	675	675
						1,830
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock option exercises, net	—	9	—	—	—	9
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	5	—	—	—	5
Balances, June 30, 2020	$178	$87,552	$44,341	$824	$2,076	$134,971

Balances, March 31, 2021	$177	$86,996	$46,320	$1,531	$626	$135,650
Net income	—	—	2,163	124	—	2,287
Other comprehensive income, net of tax	—	—	—	—	478	478
						2,765
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Minority interest equity distribution	—	—	—	(650)	—	(650)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	25	—	—	—	25
Balances, June 30, 2021	$177	$87,021	$48,038	$1,005	$1,104	$137,345

For the six months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income	Equity
Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	3,446	131	—	3,577
Other comprehensive income, net of tax	—	—	—	—	1,337	1,337
						4,914
Cash dividends, $0.050 per share	—	—	(890)	—	—	(890)
Minority interest equity distribution	—	—	—	(45)	—	(45)
Stock option exercises, net	—	94	—	—	—	94
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	11	—	—	—	11
Balances, June 30, 2020	$178	$87,552	$44,341	$824	$2,076	$134,971

Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	3,253	309	—	3,562
Other comprehensive loss, net of tax	—	—	—	—	(1,194)	(1,194)
						2,368
Cash dividends, $0.050 per share	—	—	(888)	—	—	(888)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(650)	—	(650)
Stock-based compensation expense recognized in earnings, net of employee tax obligation	—	29	—	—	—	29
Balances, June 30, 2021	$177	$87,021	$48,038	1,005	$1,104	$137,345

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,253	$3,446
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,598	3,175
Depreciation	801	716
Amortization and accretion	647	248
Gain on sales and calls of investment securities	(20)	(568)
Net gains on sales of assets	(1)	—
Loss (gains) on equity securities	29	(47)
Gain on sale of loans held for sale, originated	(1,972)	(1,202)
Net losses on other real estate owned, including write‑downs	132	—
Increase in bank owned life insurance cash surrender value	(186)	(100)
Stock‑based compensation expense, net of employee tax obligation	29	11
Net accretion of certain acquistion related fair value adjustments	(495)	(717)
Changes in assets and liabilities:
Loans held for sale	6,901	(2,170)
Accrued interest receivable	936	(3,067)
Other assets	(3,630)	(1,969)
Accrued interest payable	(75)	(64)
Other liabilities	2,224	(986)
Net cash provided (used) by operating activities	11,171	(3,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(37,540)	(56,198)
Purchases of other investments	(15)	(390)
Purchases of bank owned life insurance	(3,000)	—
Purchase of restricted stock	(90)	—
Proceeds from maturities and paydowns of securities available for sale	21,689	14,662
Proceeds from sales of securities available for sale	19,664	18,054
Net increase in loans	(56,150)	(58,811)
Proceeds from sale of assets	174	—
Purchases of premises and equipment	(1,845)	(1,343)
Proceeds from the sales of foreclosed assets	288	—
Proceeds from redemption of restricted stock	666	891
Net cash used by investing activities	(56,159)	(83,135)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	146,900	188,260
Cash received for the exercise of stock options	—	94
Cash received for the exercise of warrants	—	10
Decrease in time deposits, net	(7,279)	(4,310)
(Decrease) increase in borrowings, net	(47,636)	56,399
Net (decrease) increase in minority interest contributed capital	(341)	86
Decrease in finance lease liability	(58)	—
Cash paid for stock repurchases	(209)	—
Dividends paid	(888)	(890)
Net cash provided by financing activities	90,489	239,649
Net increase in cash and cash equivalents	45,501	153,220
Cash and cash equivalents, beginning of period	282,611	95,111
Cash and cash equivalents, ending of period	$328,112	$248,331
Supplementary cash flow information:
Interest paid	$5,498	$6,344
Income taxes paid	1,400	2,655
Right of use assets and corresponding lease liabilities	2,211	—
Total (loss) gain on securities available for sale	$(1,556)	$1,819
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Loans converted to other real estate owned	$—	$129

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2021 and December 31, 2020, the results of its operations for three and six months and its cash flows for the six months ended June 30, 2021 and 2020 are in conformity with U.S. GAAP.

Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at June 30, 2021 include probable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

The Company has accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments, including loans that remain in deferral as of June 30, 2021, with an aggregate balance of $2.3 million.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first two quarters of 2021 or during 2020. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of June 30, 2021 or December 31, 2020 for possible repurchases. Management does not believe that a provision for early default or refinancing costs is necessary at June 30, 2021 or December 31, 2020.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at June 30, 2021 and December 31, 2020 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in Mortgage banking income on the Company’s consolidated statements of income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other expenses. At June 30, 2021 there were four properties with a combined estimated value of $2.3 million included in OREO and at December 31, 2020, there were five properties with a combined estimated value of $2.7 million included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”). ASC 350, Intangibles-Goodwill and Other (“ASC 350”) prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are amortized (See Note 13 – Goodwill and Intangible Assets for further information).

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

Earnings Per Share:

Basic earnings per common share are determined by dividing net income and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,748,387 and 17,740,618 for the three and six months ended June 30, 2021, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 9 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	June 30, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,757	$73	$92	$5,738
Obligations of States and political subdivisions	34,721	1,629	5	36,345
Mortgage-backed securities	74,464	494	627	74,331
Subordinated debt investments	2,490	51	—	2,541
	$117,432	$2,247	$724	$118,955

	December 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	1,878	—	38,123
Mortgage-backed securities	74,857	1,127	108	75,876
Subordinated debt investments	3,985	62	4	4,043
	$121,845	$3,204	$124	$124,925

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2021 and December 31, 2020, are as follows:

	June 30, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,914	$92	$—	$—	$2,914	$92
Obligations of States and political subdivisions	783	5	—	—	783	5
Mortgage-backed securities	53,639	591	3,234	36	56,873	627
Subordinated debt investments	—	—	—	—	—	—
Total securities with unrealized losses	$57,336	$688	$3,234	$36	$60,570	$724

	December 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,494	$12	$—	$—	$2,494	$12
Obligations of States and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	18,525	108	—	—	18,525	108
Subordinated debt investments	996	4	—	—	996	4
Total securities with unrealized losses	$22,015	$124	$—	$—	$22,015	$124

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

At June 30, 2021 there were fourteen mortgage-backed securities (“MBS”), three agency investments and two municipal securities that have been in a continuous unrealized loss position for less than twelve months. At June 30, 2021 there was one MBS security that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of June 30, 2021, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the six months ended June 30, 2021 the Company sold ten securities, resulting in a gain of $14 thousand. There were no sales of securities during the three months ended June 30, 2021. During the three and six month periods ended June 30, 2020 the Company sold nine and ten securities, respectively, resulting in a gain of $378 thousand and $401 thousand, respectively. During the three and six months ended June 30, 2021, four and seven securities were either matured or called, respectively, resulting in a gain of $6 thousand for both periods. During the three and six month periods ended June 30, 2020, six and fourteen securities were either matured or called, respectively, resulting in a net gain of $94 thousand and $167 thousand, respectively.

The Company realized a gain of $5 thousand and a loss of $29 thousand on equity securities during the three and six month periods ended June 30, 2021, respectively, and realized a gain of $16 thousand and $47 thousand on equity securities during the three and six month periods ended June 30, 2020, respectively.

The Company has pledged certain securities as collateral for qualified customers’ deposit accounts at June 30, 2021 and December 31, 2020. The amortized cost and fair value of these pledged securities was $11.6 million and $11.7 million, respectively, at June 30, 2021. The amortized cost and fair value of these pledged securities was $8.9 million and $9.3 million, respectively, at December 31, 2020.

Contractual maturities of investment securities at June 30, 2021 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage

Association. Repayment of MBS is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	June 30, 2021
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1,000	$1,011
Due after one year through five years	2,412	2,586
Due after five years through ten years	20,048	20,719
Due after ten years or more	19,508	20,308
Mortgage-backed securities, due in monthly installments	74,464	74,331
	$117,432	$118,955

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of June 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Originated Loans
Real Estate Mortgage
Construction and land development	$91,176	$71,361
Residential real estate	149,931	128,285
Nonresidential	448,246	394,539
Home equity loans	17,263	18,526
Commercial	122,498	115,387
Consumer and other loans	2,921	2,924
	832,035	731,022
Acquired Loans
Real Estate Mortgage
Construction and land development	$2,993	$3,345
Residential real estate	56,909	71,064
Nonresidential	156,065	175,206
Home equity loans	13,124	15,700
Commercial	29,476	37,411
Consumer and other loans	1,200	1,757
	259,767	304,483
Total Loans
Real Estate Mortgage
Construction and land development	$94,169	$74,706
Residential real estate	206,840	199,349
Nonresidential	604,311	569,745
Home equity loans	30,387	34,226
Commercial	151,974	152,798
Consumer and other loans	4,121	4,681
	1,091,802	1,035,505
Less: Allowance for credit losses	(15,310)	(13,203)
	$1,076,492	$1,022,302

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of the potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of June 30, 2021 and December 31, 2020.

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2021 and December 31, 2020:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at June 30, 2021
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	45	1,807	2,175	—	240	—	—	4,267
Individually evaluated for impairment:
Balance in allowance	$—	$31	$726	$—	$404	$—	$—	$1,161
Related loan balance	175	3,105	9,582	53	475	—	—	13,390
Collectively evaluated for impairment:
Balance in allowance	$1,038	$2,174	$7,929	$228	$1,358	$33	$1,348	$14,108
Related loan balance	93,949	201,928	592,554	30,334	151,259	4,121	—	1,074,145

Note: The balances above include unamortized discounts on acquired loans of $3.2 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,839	2,237	—	361	—	—	4,481
Individually evaluated for impairment:
Balance in allowance	$—	$156	$17	$—	$500	$—	$—	$673
Related loan balance	175	2,947	6,990	—	489	—	—	10,601
Collectively evaluated for impairment:
Balance in allowance	$903	$2,195	$7,567	$271	$1,402	$37	$114	$12,489
Related loan balance	74,487	194,563	560,518	34,226	151,948	4,681	—	1,020,423

Note: The balances above include unamortized discounts on acquired loans of $4.0 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2021 and the year ended December 31, 2020. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	June 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,054	$2,403	$8,638	$248	$1,998	$29	$382	$14,752
Charge-offs	—	—	(220)	—	(95)	(13)	—	(328)
Recoveries	—	14	2	—	6	6	—	28
Provision	(16)	(212)	235	(20)	(106)	11	966	858
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310
Six Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(28)	(430)	(7)	(94)	(22)	—	(581)
Recoveries	1	16	52	—	9	12	—	90
Provision	134	(134)	1,449	(36)	(55)	6	1,234	2,598
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the PPP, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. In April 2020, the PPP was established and the Health Care Enhancement Act was signed into law and authorized additional funding of $310.0 billion for PPP loans. In December 2020, the Consolidated Appropriations Act 2021 (“CAA”) was passed, which extended the PPP and allocated additional funds for 2021. The Company has provided $95.1 million in funding to over 1,100 customers through the PPP as of June 30, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve at this time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at June 30, 2021 and December 31, 2020. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
June 30, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$93,949	$203,456	$579,032	$29,649	$149,687	$3,570	$1,059,343
Marginal	45	—	18,472	685	1,813	551	21,566
Substandard	175	3,384	6,807	53	474	—	10,893
TOTAL	$94,169	$206,840	$604,311	$30,387	$151,974	$4,121	$1,091,802
Non-Accrual	$175	$2,624	$3,614	$53	$475	$—	$6,941

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,487	$195,599	$552,758	$33,479	$151,779	$4,681	$1,012,783
Marginal	44	575	12,542	693	420	—	14,274
Substandard	175	3,175	4,445	54	599	—	8,448
TOTAL	$74,706	$199,349	$569,745	$34,226	$152,798	$4,681	$1,035,505
Non-Accrual	$175	$2,022	$2,170	$54	$489	$—	$4,910

A summary of loans that were modified under the terms of a TDR during the three and six months ended June 30, 2021 and 2020 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended June 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$278	$—	$—	$—	$278
Post- modification recorded balance	—	—	272	—	—	—	272
Six months ended June 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$278	$—	$—	$—	$278
Post- modification recorded balance	—	—	272	—	—	—	272

Three months ended June 30, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	989	—	989
Six months ended June 30, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	989	—	989

During the six months ended June 30, 2021, there were no loans modified as TDRs that subsequently defaulted during the period ended June 30, 2021 which had been modified as TDRs during the twelve months prior to default. During the the six months ended June 30, 2020, there was one loan modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-offs of $707 thousand.

There was one loan secured by 1-4 family residential properties with a balance of $263 thousand that was in the process of foreclosure at June 30, 2021. There were two loans secured by 1-4 family residential properties with aggregrate balances of $353 thousand that were in the process of foreclosure at December 31, 2020.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2021 and December 31, 2020:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At June 30, 2021	Past Due*	Past Due**	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$424	$—	$175	$599	$93,570	$94,169	$—
Residential real estate	280	—	1,310	1,590	205,250	206,840	—
Nonresidential	954	477	2,717	4,148	600,163	604,311	579
Home equity loans	—	—	53	53	30,334	30,387	—
Commercial	252	31	—	283	151,691	151,974	—
Consumer and other loans	5	—	—	5	4,116	4,121	—
TOTAL	$1,915	$508	$4,255	$6,678	$1,085,124	$1,091,802	$579

*      Includes $860 thousand of non-accrual loans.

** Includes $476 thousand of non-accrual loans.

*** Includes $3.7 million of non-accrual loans.

****Includes $1.9 million of non-accrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
June 30, 2021	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	1,278	1,278	10	31	1,285
Nonresidential	4,624	4,624	226	726	4,634
Home equity loans	—	—	—	—	—
Commercial	398	409	91	404	444
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$6,300	$6,311	$327	$1,161	$6,363
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$175	$175	$—	$—	$175
Residential real estate	1,827	1,837	30	—	1,847
Nonresidential	4,958	4,956	234	—	4,998
Home equity loans	53	53	—	—	53
Commercial	77	154	2	—	141
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$7,090	$7,175	$266	$—	$7,214
TOTAL	$13,390	$13,486	$593	$1,161	$13,577

Total impaired loans of $13.4 million at June 30, 2021 do not include PCI loan balances of $4.3 million, which are net of a discount of $659 thousand.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2020	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	614	614	—	156	671
Nonresidential	2,151	2,151	259	17	2,304
Home equity loans	—	—	—	—	—
Commercial	489	1,196	11	500	881
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$3,254	$3,961	$270	$673	$3,856
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$175	$175	$—	$—	$176
Residential real estate	2,333	2,425	107	—	2,365
Nonresidential	4,839	5,260	174	—	5,944
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$7,347	$7,860	$281	$—	$8,485
TOTAL	$10,601	$11,821	$551	$673	$12,341

Total impaired loans of $10.6 million at December 31, 2020 do not include PCI loan balances of $4.5 million, which are net of a discount of $644 thousand.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	June 30, 2021	December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$4,926	$5,125
Carrying amount	4,267	4,481
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$258,064	$303,363
Carrying amount	255,500	300,002
Total acquired loans
Outstanding balance	$262,990	$308,488
Carrying amount	259,767	304,483

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	June 30, 2021	December 31, 2020
Balance at beginning of period	$3,361	$5,081
Acquisitions	—	(1)
Accretion	(797)	(1,718)
Other changes, net	—	(1)
Balance at end of period	$2,564	$3,361

During the three and six months ended June 30, 2021, the Company recorded $6 thousand and $14 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and six months ended June 30, 2020, the Company recorded $56 thousand and $126 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.6 million at June 30, 2021 and December 31, 2020.

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

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of June 30, 2021 and December 31, 2020.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $393.5 million convertible advance credit facility from the FHLB. As of June 30, 2021 the Company had remaining credit availability of $366.9 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at June 30, 2021 and December 31, 2020 and outstanding lines of credit:

	June 30, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	750	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,093	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,643

	December 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	964	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,208	1.99%	March 2026	Fixed, paid quarterly
Total advances	$32,972

The Company did not have any short-term borrowings from the FHLB for the six months ended June 30, 2021 and average short-term borrowings from FHLB approximated $24.8 million for the year ended December 31, 2020. Borrowings from the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $183.5 million and $178.6 million at June 30, 2021 and December 31, 2020, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments were due quarterly at 6.71% per annum, and the outstanding principal balance would have matured in October 2025. During July 2021, the prepayment provisions in the agreement were exercised, and the principal balance and any remaining accrued interest of this subordinated debt were paid in full. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.6 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $668 thousand as of June 30, 2021. This note is carried on the balance sheet net of a discount of $23 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.750% at June 30, 2021 and December 31, 2020). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on August 31, 2021. The balance outstanding at June 30, 2021 and December 31, 2020 was $433 thousand and $142 thousand, respectively. Interest expense on the warehouse lines of credit was $23 thousand and $55 thousand during the three and six month periods ended June 30, 2021.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  As of June 30, 2021, the Company did not have any outstanding advances under the PPPLF. At December 31, 2020 the Company had outstanding advances under the PPPLF of $41.6 million.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $87.0 million with several other correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At June 30, 2021 and December 31, 2020, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $4.0 million with the FRB to secure Discount Window borrowings at June 30, 2021. The combined amortized cost and fair value of these pledged investment securities were $2.3 million and $2.4 million, respectively, at December 31, 2020. At June 30, 2021 and December 31, 2020 there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2021	$747
2022	5,630
2023	310
2024	20,005
2025	2,306
Thereafter	22,849
$51,847

Note 5. Lease Commitments

The Company leases nineteen locations for administrative offices and branch locations. Seventeen leases were classified as operating leases and two as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

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

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	June 30, 2021	December 31, 2020
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$6,131	$3,983
Lease liability	6,450	4,301
Finance Lease Amounts
Right-of-use asset	$1,756	$1,824
Lease liability	2,184	2,242

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	9.24	8.00
Weighted average lease term - Finance Leases (Yrs.)	12.59	13.09
Weighted average discount rate - Operating Leases (1)	2.43%	2.74%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	June 30, 2021	June 30, 2020
Operating lease cost classified as premises and equipment	$226	$223
Finance lease cost classified as interest on borrowings	16	22
Six Months Ended
Operating lease cost classified as premises and equipment	$439	$457
Finance lease cost classified as interest on borrowings	31	33

Operating outgoing cash flows from operating leases	$403	$433
Operating outgoing cash flows from finance leases	$89	$89

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at June 30, 2021, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$940
One to three years	1,681
Three to five years	1,225
Over 5 years	3,515
Total undiscounted cash flows	7,361
Less: Discount	(911)
Lease Liabilities	$6,450

Finance Leases:
One year or less	$178
One to three years	373
Three to five years	403
Over 5 years	1,671
Total undiscounted cash flows	2,625
Less: Discount	(441)
Lease Liabilities	$2,184

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

Liberty Bell Bank Stock Option Plans

In 2004, Liberty adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the “Liberty Plans”). In February 2014, the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under the Liberty Plans became fully vested with the approval by the board of directors of Liberty signing the Agreement of Merger with the Company in July 2017 (the “Liberty Merger”). In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Liberty common stock were convertible in the Liberty Merger, which was 0.2857 (the “Liberty Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Liberty Conversion Ratio, rounded up to the nearest cent. At the effective time of the Liberty Merger there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

A summary of stock option transactions with respect to such options for the three months ended June 30, 2021 is as follows:

June 30, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	7,681	$4.14	2.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of period	7,681	$4.14	1.74	$29,956

Options exercisable at June 30, 2021	7,681	$4.14

Weighted average fair value of options granted during the period	$—

Virginia Partners Bank Stock Option Plan

In 2015 Virginia Partners Bank adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted. The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years. Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years. Partners previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees. In April 2015, the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan. Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan. The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful. Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of the Share Exchange, each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase the Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company common stock at a weighed average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners’ common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions with respect to such options for the six months ended June 30, 2021 is as follows:

June 30, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	186,552	$6.22	3.47
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of period	186,552	$6.22	2.98	$339,360

Options exercisable at June 30, 2021	186,552	$6.22

Weighted average fair value of options granted during the period	$—

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on June 30, 2021.

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

As of June 30, 2021 there were no remaining non-vested restricted stock awards. A schedule of vested awards in 2021 as of June 30, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	3,000	$7.30
Vested in 2021	(3,000)	7.30
Nonvested Awards June 30, 2021	—	$—

As stated in Note 1, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC 718-10, during the six months ended June 30, 2021, the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the restricted stock awards under the Company Plan. No expense was recognized during the three months ended June 30, 2021. During the three months ended June 30, 2020 the Company recognized restricted stock-based compensation expense of $5 thousand, or $4 thousand net of tax, related to the restricted stock awards under the Company Plan. During the six months ended June 30, 2020 the Company recognized restricted stock-based compensation expense of $11 thousand, or $8 thousand net of tax, related to the restricted stock awards under the Company Plan. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan at June 30, 2021.

Note 8. Incentive Stock Plan

At the 2021 annual meeting of shareholders held on May 19, 2021 (the “2021 Annual Meeting”), the Company’s shareholders approved the Partners Bancorp 2021 Incentive Stock Plan (the “2021 Incentive Stock Plan”), which the Company’s Board of Directors had adopted, subject to shareholder approval, on January 27, 2021, based on the recommendation of the Compensation Committee of the Company’s Board of Directors (the “Committee”). The 2021 Incentive Stock Plan became effective upon shareholder approval at the 2021 Annual Meeting.  The 2021 Incentive Stock Plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and performance units to key employees and non-employee directors, including members of advisory boards, of the Company and certain of its subsidiaries, as determined by the Committee.  Subject to the right of the Board of Directors to terminate the 2021 Incentive Stock Plan at any time, awards may be granted under the 2021 Incentive Stock Plan until May 18, 2031.  Subject to adjustment in the event of certain changes in the Company’s capital structure, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Incentive Stock Plan is 1,250,000.  As of June 30, 2021, there are no awards outstanding under the 2021 Incentive Stock Plan.

On April 28, 2021, the Company’s Board of Directors granted 58,824 shares of restricted stock to two senior officers of Virginia Partners in accordance with Nasdaq Listing Rule 5635(c)(4) as inducements material to each of them accepting employment with Virginia Partners.  All of these shares are subject to time vesting in three equal annual installments beginning on April 28, 2022.

As of June 30, 2021, there were 58,824 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of June 30, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	—	$—
Awarded in 2021	58,824	7.65
Nonvested Awards June 30, 2021	58,824	$7.65

As a result of applying the provisions of ASC 718-10, during the three and six months ended June 30, 2021, the Company recognized restricted stock-based compensation expense of $25 thousand, or $18 thousand net of tax, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $425 thousand at June 30, 2021. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 2.8 years.

Note 9. Earnings Per Share

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

The following table presents basic and diluted EPS for the three and six month periods ended June 30, 2021 and 2020:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended June 30, 2021
Basic EPS	$2,163	17,748	$0.122
Effect of dilutive stock awards	—	45	—
Diluted EPS	$2,163	17,793	$0.122

For the six months ended June 30, 2021
Basic EPS	$3,253	17,741	$0.183
Effect of dilutive stock awards	—	37	—
Diluted EPS	$3,253	17,778	$0.183

For the three months ended June 30, 2020
Basic EPS	$1,040	17,809	$0.058
Effect of dilutive stock awards	—	42	(0.010)
Diluted EPS	$1,040	17,851	$0.058

For the six months ended June 30, 2020
Basic EPS	$3,446	17,807	$0.194
Effect of dilutive stock awards	—	43	—
Diluted EPS	$3,446	17,850	$0.193

Note 10. Regulatory Capital Requirements

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

On September 17, 2019, the Federal Deposit Insurance Corporation finalized a rule that introduced an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of June 30, 2021 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of June 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries category.

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

The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 and December 31, 2020 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of June 30, 2021 and December 31, 2020 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$87,471	12.8%	$71,579	10.5%	$68,171	10.0%
Virginia Partners Bank	54,512	12.2%	46,924	10.5%	44,690	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	78,897	11.6%	57,945	8.5%	54,536	8.0%
Virginia Partners Bank	51,789	11.6%	37,986	8.5%	35,752	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	78,897	11.6%	47,719	7.0%	43,311	6.5%
Virginia Partners Bank	51,789	11.6%	31,283	7.0%	29,048	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	78,897	7.9%	39,908	4.0%	49,885	5.0%
Virginia Partners Bank	51,789	9.0%	23,043	4.0%	28,803	5.0%

As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s net profits for the current year plus its retained net profits for the preceding two years.

Note 11. Fair Values of Financial Instruments

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at June 30, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,940	$13,940	$—	$—	$13,940
Interest bearing deposits	247,576	247,576	—	—	247,576
Federal funds sold	66,596	66,596	—	—	66,596
Securities:
Available for sale	118,955	—	118,955	—	118,955
Loans held for sale	4,929	—	4,929	—	4,929
Loans, net of allowance for credit losses	1,076,492	—	—	1,071,065	1,071,065
Accrued interest receivable	4,293	—	4,293	—	4,293
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,076	—	5,076	—	5,076
Bank owned life insurance	18,027	—	18,027	—	18,027
Other real estate owned	2,257	—	—	2,257	2,257
Financial liabilities:
Deposits	$1,407,769	$—	$986,030	$426,469	$1,412,499
Accrued interest payable	327	—	327	—	327
FHLB advances	26,643	—	27,567	—	27,567
Subordinated notes payable	24,126	—	33,381	—	33,381
Other borrowings	1,078	—	—	1,078	1,078

Dollars are in thousands		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,643	$13,643	$—	$—	$13,643
Interest bearing deposits	218,667	218,667	—	—	218,667
Federal funds sold	50,301	50,301	—	—	50,301
Securities:
Available for sale	124,925	—	124,925	—	124,925
Loans held for sale	9,858	—	9,858	—	9,858
Loans, net of allowance for credit losses	1,022,302	—	—	1,018,649	1,018,649
Accrued interest receivable	5,229	—	5,229	—	5,229
Restricted stock	5,445	—	5,445	—	5,445
Other investments	5,091	—	5,091	—	5,091
Bank owned life insurance	14,841	—	14,841	—	14,841
Other real estate owned	2,677	—	—	2,677	2,677
Financial liabilities:
Deposits	$1,268,140	$—	$839,122	$435,910	$1,275,032
Accrued interest payable	402	—	402	—	402
FHLB advances	32,972	—	34,147	798	34,945
Subordinated notes payable	24,101	—	34,810	—	34,810
Other borrowings	42,382	—	41,585	—	41,585

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

Note 12. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investments securities) or on a nonrecurring basis (for example, impaired loans).

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,738	$—	$5,738
Obligations of States and political subdivisions	—	36,345	—	36,345
Mortgage-backed securities	—	74,331	—	74,331
Subordinated debt investments	—	2,541	—	2,541
Total securities available for sale	$—	$118,955	$—	$118,955
December 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,883	$—	$6,883
Obligations of States and political subdivisions	—	38,123	—	38,123
Mortgage-backed securities	—	75,876	—	75,876
Subordinated debt investments	—	4,043	—	4,043
Total securities available for sale	$—	$124,925	$—	$124,925

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at June 30, 2021; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at June 30, 2021.

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

Other Real Estate Owned:

OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the allowance for loan losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statement of income.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of June 30, 2021 and December 31, 2020.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2021
Impaired loans	$—	$—	$5,139	$5,139
OREO	—	—	2,257	2,257
Total	$—	$—	$7,396	$7,396
December 31, 2020
Impaired loans	$—	$—	$2,581	$2,581
OREO	—	—	2,677	2,677
Total	$—	$—	$5,258	$5,258

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2021:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$5,139	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,257	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$7,396

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2020:

Dollars are in thousands		Valuation	Unobservable	Range of
	Fair Value	Technique	Inputs	Inputs
Impaired loans	$2,581	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,677	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,258

Note 13. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350). The Company records the excess of cost acquired entities over the fair value of identifiable tangible and intangible assets acquired, less liabilities assumed, as goodwill. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2020.

Goodwill: The following table provides changes in goodwill for the six months ended June 30, 2021 and the year ended December 31, 2020:

	June 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$9,582	$9,391
Measurement period adjustments	—	191
Balance at the end of the period	$9,582	$9,582

The measurement period adjustments in the table above relate to the finalization of tax and related deferred tax adjustments in connection with the acquisition of Virginia Partners Bank.

Core Deposit Intangible: The Company acquired core deposit intangibles in the Liberty merger and the Partners Share Exchange. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months. The following table provides changes for the six months ended June 30, 2021, and the year ended December 31, 2020:

	June 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$2,660	$3,373
Amortization	(306)	(713)
Balance at the end of the period	$2,354	$2,660

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

June 30,
Dollars in Thousands	2021
2021	$293
2022	520
2023	467
2024	415
2025	246
Thereafter	413
$2,354

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

The following table provides changes in the net deposit discount for the six months ended June 30, 2021 and the year ended December 31, 2020:

	June 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$(23)	$(31)
Amortization, net	8	8
Balance at the end of the period	$(15)	$(23)

The following table provides the accretion for the net deposit discount over the years indicated below:

June 30,
Dollars in Thousands	2021
2021	$6
2022	6
2023	2
2024	1
2025	—
Thereafter	—
$15

The net effect of the amortization of premiums and accretion of discounts associated with the Bank’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	June 30,	June 30,
	2021	2020
Six Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$811	$1,084
Time deposits (2)	(8)	(1)
Core deposit intangible (3)	(306)	(363)
Note Payable (4)	(2)	(3)
Net impact to income before taxes	$495	$717

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statement of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statement of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expense" section of "Non-interest Expense" in the Consolidated Statement of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statement of Income.

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

Note 15. Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments.”  The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03.  These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters.  Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022.  The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of implementing a third-party vendor solution to assist us in the application of the ASU 2016-13.

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective and early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2020, the FASB issued ASU) No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted earnings per share (“EPS”) calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years.  For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted.  The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

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

In December 2020, the CAA was passed.  Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the PPP loan program and treatment of certain loan modifications related to the COVID-19 pandemic.   The CAA did not have a material impact on the Company’s consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company’s financial condition at June 30, 2021 to its financial condition at December 31, 2020 and the results of operations for the three and six months ended June 30, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the other information included in this Quarterly Report on Form 10-Q. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the ongoing coronavirus pandemic (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy, including with respect to the Company’s recent expansion into the Greater Washington market;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;
●	an insufficient allowance for credit losses;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;

●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company’s loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company’s business operations and on financial markets and economic growth;
●	the potential effect of the COVID-19 pandemic, the steps the Company takes in response to the pandemic, the severity and duration of the pandemic, and the distribution and efficacy of vaccines, including the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including further legislative and regulatory reactions to the COVID-19 pandemic;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2020 Annual Report on Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (this “Quarterly Report”) and related disclosures in other filings which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Partners Bancorp, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Virginia Partners”), each of which are commercial banking corporations, engages in general commercial banking operations, with nineteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the city of Fredericksburg, Virginia, and Spotsylvania County, Virginia.

The Company derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and acquiring investment securities are deposits and secondarily, borrowings. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest-earning assets, such as loans and investment securities, and the expense on interest-bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average interest-earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest-earning assets and the rate paid on interest-bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investment securities, the Company earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

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

The COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in the Company’s areas of operation and nationally. These events have continued to affect the Company’s operations in the first six months of 2021 and are likely to impact the Company’s financial results throughout the remainder of fiscal year 2021. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Virginia Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, management believes that the plans have been implemented successfully. The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever-changing environment. The roll out of these plans previously resulted in adjustments to both Delmarva and Virginia Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protection equipment to employees and customers, and having employees work remotely whenever possible. As of June 30, 2021, both Delmarva and Virginia Partners branch operations were operating under normal lobby and drive-thru hours. In addition, the majority of Delmarva’s and Virginia Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis. Delmarva and Virginia Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with little disruption to their customers. Additionally, Delmarva and Virginia Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

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

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Virginia Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the Liberty Merger and the Virginia Partners Share Exchange in accordance with ASC Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Virginia Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Virginia Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Virginia Partners Share Exchange. This assessment was performed during the fourth quarter of 2020, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. Management considered the impact of the COVID-19 pandemic on goodwill and determined that a triggering event had not occurred as of June 30, 2021. See Note 13 – Goodwill and Intangible Assets of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for more information related to goodwill and intangible assets.

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

Results of Operations

Net income attributable to the Company was $2.2 million, or $0.12 per basic and diluted share, for the three months ended June 30, 2021, a $1.1 million, or 108.0%, increase when compared to net income attributable to the Company of $1.0 million, or $0.06 per basic and diluted share, for the same period in 2020.

The increase in net income attributable to the Company for the three months ended June 30, 2021, as compared to the same period in 2020, was driven by an increase in net interest income, lower provision for credit losses, and an increase in noninterest income, which was partially offset by higher noninterest expenses and income taxes.

Net income attributable to the Company was $3.3 million, or $0.18 per basic and diluted share, for the six months ended June 30, 2021, a $193 thousand or 5.6% decrease when compared to net income attributable to the Company of $3.4 million, or $0.19 per basic and diluted share, for the same period in 2020.

The decrease in net income attributable to the Company for the six months ended June 30, 2021, as compared to the same period in 2020, was driven by higher noninterest expenses, which was partially offset by an increase in net interest income, lower provision for credit losses, an increase in noninterest income, and a decrease in income taxes.

The Company’s results of operations for the three and six months ended June 30, 2021 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to higher loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration and lower interest rates paid on average interest bearing deposits;
●	A significantly lower provision for credit losses due to the current economic environment and the COVID-19 pandemic compared to June 30, 2020; and
●	Improved operating results of Johnson Mortgage Company, LLC, Virginia Partners’ majority owned subsidiary, and higher mortgage division fees from Delmarva.

Negative Impacts:

●	A lower net interest margin (tax equivalent basis);
●	Lower gains on sales and calls of investment securities;
●	Higher losses on OREO due to valuation adjustments; and
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new information technology and training center during the fourth quarter of 2020.

For the three months ended June 30, 2021, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.55%, 6.44% and 72.30%, respectively, as compared to 0.30%, 3.06% and 71.72%, respectively, for the same period in 2020.

For the six months ended June 30, 2021, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.42%, 4.87% and 73.30%, respectively, as compared to 0.52%, 5.11% and 70.66%, respectively, for the same period in 2020.

Financial Condition

Total assets as of June 30, 2021 were $1.61 billion, an increase of $94.8 million, or 6.3%, from December 31, 2020.  Key drivers of this change were increases in cash and cash equivalents and total loans held for investment.  Changes in key balance sheet components as of June 30, 2021 compared to December 31, 2020 were as follows:

●	Interest bearing deposits in other financial institutions as of June 30, 2021 were $247.6 million, an increase of $28.9 million, or 13.2%, from December 31, 2020. Key drivers of this change were total deposit growth outpacing total loan growth, a decrease in investment securities available for sale, at fair value, and the Company repositioning its excess liquidity in order to earn higher amounts of interest income, which were partially offset by a decrease in long-term borrowings with the Federal Home Loan Bank and other borrowings;
●	Federal funds sold as of June 30, 2021 were $66.6 million, an increase of $16.3 million, or 32.4%, from December 31, 2020. Key drivers of this change were the same items noted in the analysis of interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of June 30, 2021 were $119.0 million, a decrease of $6.0 million, or 4.8%, from December 31, 2020. Key drivers of this change were higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $3.2 million as of June 30, 2021 were $1.09 billion, an increase of $56.3 million, or 5.4%, from December 31, 2020. Key drivers of this change were the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $47.0 million under rounds one and two of the PPP, and organic growth, including growth of approximately $17.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market. As of June 30, 2021, approximately $26.2 million in loans under rounds one and two of the PPP remained outstanding;
●	Total deposits as of June 30, 2021 were $1.41 billion, an increase of $139.6 million, or 11.0%, from December 31, 2020. Key drivers of this change were organic growth resulting from our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which were deposited directly into operating accounts of these customers at the Company;

●	Total borrowings as of June 30, 2021 were $51.8 million, a decrease of $47.6 million, or 47.9%, from December 31, 2020. Key drivers of this change were a decrease in long-term borrowings with the Federal Home Loan Bank due to maturities and payoffs of borrowings that were not replaced and a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company had previously been pledged as collateral. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility; and
●	Total stockholders’ equity as of June 30, 2021 was $137.3 million, an increase of $650 thousand, or 0.5%, from December 31, 2020. The key driver of this change was the net income attributable to the Company for the six months ended June 30, 2021, which was partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

Delmarva's Tier 1 leverage capital ratio was 7.9% at June 30, 2021 as compared to 8.1% at December 31, 2020. At June 30, 2021, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.6% and 12.8%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2020.

Virginia Partners’ Tier 1 leverage capital ratio was 9.0% at June 30, 2021 as compared to 9.5% at December 31, 2020. At June 30, 2021, Virginia Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.6% and 12.2%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 13.1% and 13.5%, respectively, at December 31, 2020.

As of June 30, 2021, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At June 30, 2021, nonperforming assets totaled $9.8 million, an increase from December 31, 2020 balances of $7.6 million. The primary drivers of this increase were increases in nonaccrual loans and loans past due 90 days or more and still accruing interest, which were partially offset by a decrease in OREO, net. Nonaccrual loans totaled $6.9 million at June 30, 2021, as compared to $4.9 million at December 31, 2020. Loans past due 90 days or more and still accruing interest totaled $579 thousand at June 30, 2021, as compared to $2 thousand at December 31, 2020. OREO, net as of June 30, 2021 totaled $2.3 million, as compared to $2.7 million at December 31, 2020. Nonperforming loans as a percentage of total assets was 0.47% at June 30, 2021, as compared to 0.32% at December 31, 2020. Nonperforming assets to total assets as of June 30, 2021 was 0.61%, as compared to 0.50% at December 31, 2020. Loans classified as TDRs totaled $5.6 million at June 30, 2021, as compared to $6.7 million at December 31, 2020, representing a decrease of $1.1 million during the first six months of 2021. This decrease was primarily due to four loan relationships that no longer met the definition of a TDR, two loan relationships that were charged-off, and two loan relationships that were paid off, which were partially offset by one loan relationship being classified as a TDR during the second quarter of 2021.

Net charge-offs were $300 thousand, or 0.11% of average total loans (annualized), for the three months ended June 30, 2021, as compared to $343 thousand, or 0.13% of average total loans (annualized), for the same period of 2020. Net charge-offs were $491 thousand, or 0.09% of average total loans (annualized), for the six months ended June 30, 2021, as compared to $476 thousand, or 0.09% of average total loans (annualized), for the same period of 2020. The allowance for credit losses to total loans ratio was 1.40% at June 30, 2021, as compared to 1.28% at December 31, 2020. In addition to the allowance for credit losses, as of June 30, 2021 and December 31, 2020, the Company had $3.2 million and $4.0 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three months	Six months
	Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
	2021	2021	2020
Yield on earning assets	3.64%	3.67%	4.04%
Return on average assets	0.55%	0.42%	0.40%
Return on average equity	6.44%	4.87%	4.24%
Average equity to average assets	8.51%	8.67%	9.34%

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

Net income attributable to the Company was $2.2 million and $3.3 million for the three and six months ended June 30, 2021, respectively, as compared to net income attributable to the Company of $1.0 million and $3.4 million, respectively, for the same periods of 2020.

The following is a summary of the results of operations by the Company for the three and six months ended June 30, 2021 and 2020.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

			(Dollars in Thousands)
Net interest income	$11,713	$10,897	$22,648	$22,007
Provision for credit losses	858	2,527	2,598	3,175
Provision for income taxes	674	299	1,007	1,102
Noninterest income	2,216	2,139	4,469	3,692
Noninterest expense	10,110	9,055	19,950	17,845
Total income	16,219	16,077	31,872	31,979
Total expenses	13,932	14,922	28,310	28,402
Net income	2,287	1,155	3,562	3,577
Net income attributable to Partners Bancorp	2,163	1,040	3,253	3,446
Basic earnings per share	0.122	0.058	0.183	0.194
Diluted earnings per share	0.122	0.058	0.183	0.193

Interest Income and Expense – Three Months Ended June 30, 2021 and 2020

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

Net interest income in the second quarter of 2021 increased by $817 thousand, or 7.5%, when compared to the second quarter of 2020. The Company's net interest margin (tax equivalent basis) decreased to 3.04%, representing a decrease of 21 basis points for the three months ended June 30, 2021 as compared to the same period in 2020. The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities. These margin pressures were offset by higher loan fees earned related to the forgiveness of loans originated and funded under the PPP, increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities. The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, which are lower yielding interest-earning assets. Total interest income increased by $65 thousand, or 0.5%, for the three months ended June 30, 2021 while total interest expense decreased by $751 thousand, or 24.7%, both as compared to the same period in 2020.

The most significant factors impacting net interest income during the three month period ended June 30, 2021 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, and higher loan fees earned related to the forgiveness of loans originated and funded under the PPP, partially offset by lower loan yields;
●	Increases in average investment securities balances, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs, partially offset by lower investment securities yields;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced, and a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020, and higher rates paid. The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Negative Impacts:

●	Increases in average cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, primarily due to deposit growth outpacing loan growth, and lower yields on each.

Loans

Average loan balances increased by $32.2 million, or 3.1%, and average yields earned decreased by 0.14% to 4.86% for the three months ended June 30, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $17.4 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continues to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of 1%, which were partially offset by higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 70.9% of total average interest-earning assets for the three months ended June 30, 2021, compared to 77.8% for the three months ended June 30, 2020.

Investment securities

Average total investment securities balances increased by $9.9 million, or 8.1%, and average yields earned decreased by 0.75% to 2.04% for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower interest rates over the comparable period.  In addition, the decrease in average yields earned was driven by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.  These prepayments have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing the income and yield earned.  Total average investment securities were 8.6% of total average interest-earning assets for the three months ended June 30, 2021, compared to 9.0% for the three months ended June 30, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $115.7 million, or 14.7%, and average rates paid decreased by 0.49% to 0.77% for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, including average growth of approximately $43.9 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $79.4 million, or 59.6%, and average rates paid increased by 2.30% to 4.02% for the three months ended June 30, 2021, as compared to the same period in 2020.  The decrease in average total borrowings was primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced, and a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020.  The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Interest Income and Expense – Six Months Ended June 30, 2021 and 2020

Net interest income and net interest margin

Net interest income in the first six months of 2021 increased by $641 thousand, or 2.9%, when compared to the first six months of 2020.  The Company's net interest margin (tax equivalent basis) decreased to 3.03%, representing a decrease of 42 basis points for the six months ended June 30, 2021 as compared to the same period in 2020.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities.  These margin pressures were offset by higher loan fees earned related to the forgiveness of loans originated and funded under the PPP, increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities.  The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, which are lower yielding interest-earning assets.  Total interest income decreased by $884 thousand, or 3.1%, for the six months ended June 30, 2021 while total interest expense decreased by $1.5 million, or 24.3%, both as compared to the same period in 2020.

The most significant factors impacting net interest income during the six months ended June 30, 2021 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth and loans originated and funded under the PPP, and higher loan fees earned related to the forgiveness of loans originated and funded under the PPP, partially offset by lower loan yields;
●	Increases in average investment securities balances, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs, partially offset by lower investment securities yields;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced, and a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020, and higher rates paid. The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Negative Impacts:

●	Increases in average cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, primarily due to deposit growth outpacing loan growth, and lower yields on each.

Loans

Average loan balances increased by $43.1 million, or 4.2%, and average yields earned decreased by 0.24% to 4.89% for the six months ended June 30, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $11.5 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, and loans originated and funded under the PPP, which were partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continues to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of 1%, which were partially offset by higher loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 71.5% of total average interest-earning assets for the six months ended June 30, 2021, compared to 80.4% for the six months ended June 30, 2020.

Investment securities

Average total investment securities balances increased by $12.6 million, or 10.7%, and average yields earned decreased by 1.09% to 1.78% for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower interest rates over the comparable period.  In addition, the decrease in average yields earned was driven by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.  These prepayments have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.7% of total average interest-earning assets for the six months ended June 30, 2021, compared to 9.2% for the six months ended June 30, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $118.4 million, or 15.4%, and average rates paid decreased by 0.50% to 0.82% for the six months ended June 30, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, including average growth of approximately $29.9 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $49.7 million, or 42.3%, and average rates paid increased by 1.30% to 3.36% for the six months ended June 30, 2021, as compared to the same period in 2020.  The decrease in average total borrowings was primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced, and a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020.  The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

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

	Three Months Ended			Three Months Ended
	June 30, 2021			June 30, 2020
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$183,197	$44	0.10%	$102,245	$16	0.06%
Interest Bearing Deposits From Banks	81,582	10	0.05%	37,008	17	0.18%
Taxable Securities (1)	96,818	390	1.62%	85,897	522	2.44%
Tax-exempt Securities (2)	34,820	278	3.20%	35,839	322	3.61%
Total Investment Securities (1) (2)	131,638	668	2.04%	121,736	844	2.79%
Federal Funds Sold	49,724	9	0.07%	40,324	15	0.15%
Loans: (3)
Commercial and Industrial (4)	167,187	2,587	6.21%	174,102	1,732	4.00%
Real Estate (4)	893,890	10,380	4.66%	855,864	11,126	5.23%
Consumer (4)	3,157	45	5.72%	4,519	63	5.61%
Keyline Equity (4)	15,997	144	3.61%	16,257	150	3.71%
Visa Credit Card	(1)	—	—%	220	4	7.31%
State and Political	797	10	5.03%	556	9	6.51%
Keyline Credit	124	5	16.17%	178	8	18.08%
Other Loans	5,444	3	0.22%	2,701	3	0.45%
Total Loans (2)	1,086,595	13,174	4.86%	1,054,397	13,095	5.00%
Allowance For Credit Losses	15,022			8,004
Unamoritized Discounts on Acquired Loans	3,472			5,315
Total Loans, Net	1,068,101			1,041,078
Other Assets	69,908			66,844
Total Assets/Interest Income	$1,584,150	$13,905		$1,409,235	$13,987

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$481,886	$—	—%	$341,904	$—	—%
Interest Bearing Demand	124,341	112	0.36%	96,011	102	0.43%
Money Market Accounts	231,953	169	0.29%	155,394	219	0.57%
Savings Accounts	124,559	47	0.15%	97,109	46	0.19%
All Time Deposits	421,754	1,408	1.34%	438,419	2,089	1.92%
Total Interest Bearing Deposits	902,607	1,736	0.77%	786,933	2,456	1.26%
Total Deposits	1,384,493	—		1,128,837	—
Borrowings	28,969	148	2.05%	124,802	435	1.40%
Notes Payable	24,768	390	6.32%	8,341	134	6.46%
Lease Liability	2,203	16	2.91%	2,319	16	2.77%
Other Liabilities	8,888	—		8,171	—
Stockholder's Equity	134,829	—		136,765	—
Total Liabilities & Equity/Interest Expense	$1,584,150	$2,290		$1,409,235	$3,041

Earning Assets/Interest Income (2)	$1,532,736	$13,905	3.64%	$1,355,710	$13,987	4.15%
Interest Bearing Liabilities/Interest Expense	$958,547	$2,290	0.96%	$922,395	$3,041	1.33%
Net interest income (5)		$11,615			$10,946

Earning Assets/Interest Expense			0.60%			0.90%
Net Interest Spread (2)			2.68%			2.82%
Net Interest Margin (2)			3.04%			3.25%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $58 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the three months ended June 30, 2021 and $86 thousand and $2 thousand respectively, for the three months ended June 30, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $158 thousand and $39 thousand for the three month periods ended June 30, 2021 and 2020, respectively.

	Six Months Ended			Six Months Ended
	June 30, 2021			June 30, 2020
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$160,014	$68	0.09%	$67,827	$73	0.22%
Interest Bearing Deposits From Banks	85,705	37	0.09%	30,818	95	0.62%
Taxable Securities (1)	95,423	598	1.26%	82,851	1,055	2.56%
Tax‑exempt Securities (2)	35,042	553	3.18%	34,972	626	3.60%
Total Investment Securities (1) (2)	130,465	1,151	1.78%	117,823	1,681	2.87%
Federal Funds Sold	50,991	19	0.08%	34,527	112	0.65%
Loans: (3)
Commercial and Industrial (4)	170,824	4,973	5.87%	151,136	3,470	4.62%
Real Estate (4)	877,147	20,624	4.74%	855,826	22,326	5.25%
Consumer (4)	3,369	98	5.87%	4,529	139	6.17%
Keyline Equity (4)	16,318	294	3.63%	16,390	341	4.18%
Visa Credit Card	96	4	8.40%	233	8	6.90%
State and Political	640	18	5.67%	570	19	6.70%
Keyline Credit	130	11	17.06%	197	17	17.35%
Other Loans	5,750	7	0.25%	2,254	5	0.45%
Total Loans (2)	1,074,274	26,029	4.89%	1,031,135	26,325	5.13%
Allowance For Credit Losses	14,498			7,754
Unamoritized Discounts on Acquired Loans	3,672			5,605
Total Loans, Net	1,056,104			1,017,776
Other Assets	71,420			64,444
Total Assets/Interest Income	$1,554,699	$27,304		$1,333,215	$28,286

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$455,468	$—	—%	$301,890	$—	—%
Interest Bearing Demand	117,537	209	0.36%	86,882	175	0.41%
Money Market Accounts	223,894	359	0.32%	147,261	429	0.59%
Savings Accounts	121,016	95	0.16%	93,669	97	0.21%
All Time Deposits	423,593	2,932	1.40%	439,828	4,342	1.99%
Total Interest Bearing Deposits	886,040	3,595	0.82%	767,640	5,043	1.32%
Total Deposits	1,341,508	—		1,069,530	—
Borrowings	42,984	350	1.64%	109,723	951	1.74%
Notes Payable	24,764	779	6.34%	7,756	254	6.59%
Lease Liability	2,218	31	2.82%	2,331	32	2.76%
Other Liabilities	8,392	—		8,299	—
Stockholder's Equity	134,833	—		135,576	—
Total Liabilities & Equity/Interest Expense	$1,554,699	$4,755		$1,333,215	$6,280

Earning Assets/Interest Income (2)	$1,501,449	$27,304	3.67%	$1,282,130	$28,286	4.44%
Interest Bearing Liabilities/Interest Expense	$956,006	$4,755	1.00%	$887,450	$6,280	1.42%
Net interest income (5)		$22,549			$22,006

Earning Assets/Interest Expense			0.64%			0.99%
Net Interest Spread (2)			2.66%			3.01%
Net Interest Margin (2)			3.03%			3.45%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $108 thousand and $4 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the six months ended June 30, 2021 and $165 thousand and $5 thousand respectively, for the six months ended June 30, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $211 thousand and $171 thousand for the six month periods ended June 30, 2021 and 2020, respectively.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following tables show the effect that these factors had on the interest earned from the Company’s interest-earning assets and interest paid on its interest-bearing liabilities for the period indicated.

Rate and Volume Analysis

Three Months Ended June 30, 2021 Versus June 30, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$401	$(322)	$79
Investment securities
Taxable	(198)	66	(132)
Exempt from Federal income tax	(9)	(35)	(44)
Federal funds sold	3	(9)	(6)
Other interest income	30	(9)	21
Total interest income	227	(309)	(82)
Interest Bearing Liabilities
Interest bearing deposits	360	(1,080)	(720)
Notes payable and leases	230	26	256
Funds purchased	(334)	47	(287)
Total Interest Expense	256	(1,007)	(751)
Net Interest Income	$(29)	$698	$669
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Six Months Ended June 30, 2021 Versus June 30, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$1,101	$(1,397)	$(296)
Investment securities
Taxable	160	(617)	(457)
Exempt from Federal income tax	1	(74)	(73)
Federal funds sold	53	(146)	(93)
Other interest income	250	(313)	(63)
Total interest income	1,565	(2,547)	(982)
Interest Bearing Liabilities
Interest bearing deposits	779	(2,227)	(1,448)
Notes payable and leases	482	42	524
Funds purchased	(578)	(23)	(601)
Total Interest Expense	683	(2,208)	(1,525)
Net Interest Income	$882	$(339)	$543
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling investment securities available for sale, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

At June 30, 2021 and December 31, 2020, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 27.0% and 23.0%, respectively, at June 30, 2021 and December 31, 2020. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At June 30, 2021, the Company’s allowance for credit losses was $15.3 million, or 1.4% of total outstanding loans. At December 31, 2020, the Company's allowance for credit losses was $13.2 million, or 1.3% of total outstanding loans. The Company's provision for credit losses was $858 thousand for the three months ended June 30, 2021, as compared to $2.5 million for the three months ended June 30, 2020. The Company's provision for credit losses was $2.6 million for the six months ended June 30, 2021, as compared to $3.2 million for the six months ended June 30, 2020. The decrease in the provision for credit losses during the three and six months ended June 30, 2021, as compared to the same periods of 2020, was primarily due to qualitative adjustment factors made to the allowance for credit losses related to the current economic environment and the ongoing COVID-19 pandemic compared to June 30, 2020, which was partially offset by the deterioration in asset quality and increased specific reserves of two loan relationships during the first quarter of 2021 that have been individually evaluated for impairment, an increase in historical loss rates, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth. The provision for credit losses during the three and six months ended June 30, 2021, as well as the allowance for credit losses as of June 30, 2021, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of June 30, 2021, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

The following tables illustrate the Company’s past due and nonaccrual loans at June 30, 2021 and December 31, 2020:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At June 30, 2021 and December 31, 2020

	30 - 89 Days	Greater than 90 Days	Total
June 30, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$424	$175	$599	$175
Residential real estate	280	1,310	1,590	2,624
Nonresidential	1,431	2,717	4,148	3,614
Home equity loans	—	53	53	53
Commercial	283	—	283	475
Consumer and other loans	5	—	5	—
TOTAL	$2,423	$4,255	$6,678	$6,941

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$708	$175	$883	$175
Residential real estate	2,764	679	3,443	2,022
Nonresidential	3,792	2,377	6,169	2,170
Home equity loans	80	54	134	54
Commercial	255	489	744	489
Consumer and other loans	7	2	9	—
TOTAL	$7,606	$3,776	$11,382	$4,910

Total nonaccrual loans at June 30, 2021 were $6.9 million, which reflects an increase of $2.0 million from $4.9 million at December 31, 2020. Management believes the relationships on nonaccrual were adequately reserved at June 30, 2021. TDR’s not past due more than 90 days or on nonaccrual at June 30, 2021 amounted to $4.0 million, as compared to $4.9 million at December 31, 2020. This decrease was primarily due to four loan relationships that no longer met the definition of a TDR and pay-downs of principal loan balances during the six months ended June 30, 2021. Total TDR’s decreased $1.1 million to $5.6 million at June 30, 2021, compared to $6.7 million at December 31, 2020. This decrease was primarily due to four loan relationships that no longer met the definition of a TDR, two loan relationships that were charged-off, and two loan relationships that paid off, which were partially offset by one loan relationship being classified as a TDR during the second quarter of 2021.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at June 30, 2021 was $9.8 million compared to $7.6 million at December 31, 2020. The Company's ratio of nonperforming assets to total assets was 0.61% at June 30, 2021 compared to 0.50% at December 31, 2020. As noted above, there was an increase in nonaccrual loans during the six months ended June 30, 2021. This increase was primarily due to the deteriorated financial condition of one commercial loan relationship in which a partial charge-off was taken during the second quarter of 2021, one residential real estate loan relationship that went 90 days or more past due during the second quarter of 2021, and one nonresidential real estate loan relationship that went 90 days or more past due during the second quarter of 2021. Loans past due 90 days or more and accruing also increased during the six months ended June 30, 2021. This increase was primarily due to one nonresidential loan relationship that went 90 days or more past due during the second quarter of 2021. We believe this loan relationship is well secured and full recovery is anticipated. OREO decreased during the six months ended June 30, 2021 by $420 thousand. There was one property with a value of $280 thousand that was sold during the first quarter of 2021, and valuation adjustments of $139 thousand were recorded on two properties during the second quarter of 2021.

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

The following tables provide additional information on the Company’s nonperforming assets at June 30, 2021 and December 31, 2020.

Nonperforming Assets

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$6,941	$4,910
Loans past due 90 days or more and accruing	579	2
Total nonperforming loans (NPLs)	$7,520	$4,912
Other real estate owned (OREO)	2,257	2,677
Total nonperforming assets (NPAs)	$9,777	$7,589
Performing TDR's and TDR's 30-89 days past due	$3,977	$4,877
NPLs/Total Assets	0.47%	0.32%
NPAs/Total Assets	0.61%	0.50%
NPAs and TDRs/Total Assets	0.85%	0.82%
Allowance for credit losses/NPLs	203.59%	268.79%

Nonperforming Loans by Type

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$175	$175
Residential real estate	2,624	2,022
Nonresidential	4,193	2,170
Home equity loans	53	54
Commercial	475	489
Consumer and other loans	—	2
Total	$7,520	$4,912

The following table provides data related to loan balances and the allowance for credit losses for the six months ended June 30, 2021 and the year ended December 31, 2020.

Allowance for Credit Losses Data

(Dollars in Thousands)

At June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
Average loans outstanding	$1,074,274	$1,043,678
Total loans outstanding	1,091,802	1,035,505
Total nonaccrual loans	6,941	4,910
Net loans charged off	491	995
Provision for credit losses	2,598	6,894
Allowance for credit losses	15,310	13,203
Allowance as a percentage of total loans outstanding	1.4%	1.3%
Net loans charged off to average loans outstanding	0.0%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.6%	0.5%

The following table represents the activity of the allowance for credit losses for the three and six months ended June 30, 2021 and 2020 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	June 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,054	$2,403	$8,638	$248	$1,998	$29	$382	$14,752
Charge-offs	—	—	(220)	—	(95)	(13)	—	(328)
Recoveries	—	14	2	—	6	6	—	28
Provision	(16)	(212)	235	(20)	(106)	11	966	858
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310
Six Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(28)	(430)	(7)	(94)	(22)	—	(581)
Recoveries	1	16	52	—	9	12	—	90
Provision	134	(134)	1,449	(36)	(55)	6	1,234	2,598
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310

	June 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$718	1,419	4,343	169	885	19	266	$7,819
Charge-offs	—	—	(86)	(13)	(262)	(6)	—	(367)
Recoveries	—	4	—	—	12	8	—	24
Provision	181	470	1,230	29	795	(1)	(177)	2,527
Ending Balance	$899	$1,893	$5,487	$185	$1,430	$20	$89	$10,003
Six Months Ended
Beginning Balance	$602	1,380	4,074	142	826	14	266	$7,304
Charge-offs	—	(25)	(126)	(13)	(328)	(47)	—	(539)
Recoveries	1	8	4	10	19	21	—	63
Provision	296	530	1,535	46	913	32	(177)	3,175
Ending Balance	$899	$1,893	$5,487	$185	$1,430	$20	$89	$10,003

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At June 30, 2021 and December 31, 2020

(Dollars in thousands)

	June 30,			December 31,
	2021			2020
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$94,169	$1,038	9%	$74,706	$903	7%
Residential real estate	206,840	2,205	19%	199,349	2,351	19%
Nonresidential	604,311	8,655	55%	569,745	7,584	55%
Home equity loans	30,387	228	3%	34,226	271	3%
Commercial	151,974	1,803	14%	152,798	1,943	15%
Consumer and other loans	4,121	33	0%	4,681	37	0%
Unallocated	—	1,348	—%		114	—%
	$1,091,802	$15,310	100%	$1,035,505	$13,203	100%

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

In addition, in an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. At the peak, which occurred during the second quarter of 2020, the Company, on a consolidated basis, had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding. As of June 30, 2021, approximately 99.2% of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have paid off. As of June 30, 2021, on a consolidated basis, the Company had full loan payment deferrals whose modification periods had not ended or had been further extended for 2 owner occupied commercial real estate loans totaling $2.3 million, all of which are still accruing interest. As of June 30, 2021, these 2 loans represent 0.05% of the total number of loans outstanding, 0.22% of total loan balances outstanding, and 0.85% of total loan portfolio segmentation balances outstanding, each excluding loans originated under the PPP of the Small Business Administration.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers.  The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

The table below identifies these higher risk industries and the Company’s exposure to them as of June 30, 2021:

As of June 30, 2021
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)*
Hospitality (Hotels)	$88,469	42	8.27%
Amusement Services	10,587	10	0.99
Restaurants	50,863	72	4.75
Retail Commercial Real Estate	52,235	42	4.88
Movie Theatres	8,249	3	0.77
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	143	8	0.01
Manufacturing/Distribution	2,911	13	0.27
Totals	$213,457	190	19.94%

* Excludes loans originated under the PPP of the SBA.

As of June 30, 2021, there were no loans within these higher risk industries with respect to which the Company has granted loan payment deferrals.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended June 30, 2021 increased by $77 thousand, or 3.6%, when compared to the three months ended June 30, 2020. Key changes in the components of noninterest income for the three months ended June 30, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts increased by $39 thousand, or 27.6%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the COVID-19 pandemic as compared to the same period of 2020;
●	Gains on sales and calls of investment securities decreased by $466 thousand, or 98.8%, due primarily to Delmarva recording no gains on sales or calls of investment securities during the second quarter of 2021, as compared to recording $91 thousand in gains on sales and calls of investment securities during the same period of 2020. In addition, Virginia Partners recorded gains of $6 thousand on the calls of investment securities during the second quarter of 2021, as compared to recording $381 thousand in gains on sales and calls of investment securities during the same period of 2020;
●	Mortgage banking income increased by $121 thousand, or 14.7%, due primarily to Johnson Mortgage Company, LLC, Virginia Partners’ majority owned subsidiary, having a higher volume of loan closings as compared to the same period in 2020;
●	Gains on sales of other assets increased by less than $1 thousand as a result of Delmarva recording an additional gain related to the sale of its VISA credit card portfolio during the first quarter of 2021. There were no gains on sales of other assets for the same period of 2020; and

●	Other income increased by $382 thousand, or 54.2%, due primarily to higher mortgage division fees at Delmarva, increases in debit card income and ATM fees, Delmarva recording earnings on bank owned life insurance policies that were not present during the same period of 2020, and Virginia Partners recording higher fees from its participation in a loan hedging program with a correspondent bank.

Noninterest income during the six months ended June 30, 2021 increased by $777 thousand, or 21.1%, when compared to the six months ended June 30, 2020. Key changes in the components of noninterest income for the six months ended June 30, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts decreased by $81 thousand, or 18.7%, due primarily to decreases in overdraft and nonsufficient fund fees as a result of the significant increase in deposit balances;
●	Gains on sales and calls of investment securities decreased by $549 thousand, or 96.5%, due primarily to Delmarva recording no gains on sales or calls of investment securities during the first six months of 2021, as compared to recording $187 thousand in gains on sales and calls of investment securities during the same period of 2020. In addition, Virginia Partners recorded gains of $20 thousand on the sales and calls of investment securities during the first six months of 2021, as compared to recording $381 thousand in gains on sales and calls of investment securities during the same period of 2020;
●	Mortgage banking income increased by $824 thousand, or 64.2%, due primarily to Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC having a higher volume of loan closings as compared to the same period in 2020;
●	Gains on sales of other assets increased by $1 thousand as a result of Delmarva selling its VISA credit card portfolio during the first quarter of 2021. There were no gains on sales of other assets for the same period of 2020; and
●	Other income increased by $581 thousand, or 41.3%, due primarily to higher mortgage division fees at Delmarva, increases in debit card income and ATM fees, Delmarva recording earnings on bank owned life insurance policies that were not present during the same period of 2020, and Virginia Partners recording higher fees from its participation in a loan hedging program with a correspondent bank.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended June 30, 2021 increased by $1.1 million, or 11.6%, when compared to the three months ended June 30, 2020. Key changes in the components of noninterest expense for the three months ended June 30, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $654 thousand, or 13.6%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, stock-based compensation expense and benefit costs, the increase in mortgage banking income from Johnson Mortgage Company, LLC, Virginia Partners’ majority owned subsidiary, as well as higher mortgage division fees at Delmarva, and increased salaries and employee benefits due to an increase in commissions expense paid;
●	Premises and equipment increased by $85 thousand, or 7.5%, primarily due to increases related to Delmarva opening its new information technology and training center during the fourth quarter of 2020 and its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021, repairs and maintenance, and software amortization associated with Virginia Partners’ recently completed core conversion;
●	Amortization of core deposit intangible decreased by $28 thousand, or 15.8%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty acquisitions;

●	Losses on other real estate owned increased by $129 thousand, or 567.2%, primarily due to valuation adjustments being recorded on two properties during the second quarter of 2021, as compared to no valuation adjustments being recorded during the same period of 2020, which was partially offset by lower expenses related to other real estate owned; and
●	Other operating expenses increased by $214 thousand, or 7.4%, primarily due to higher expenses related to FDIC insurance assessments, marketing and advertising, ATMs, consulting, data processing, telephone and data circuits, travel and entertainment, other losses and debit/credit/merchant card, which were partially offset by lower expenses related to loans, and Nasdaq listing fees.

Noninterest expense during the six months ended June 30, 2021 increased by $2.1 million, or 11.8%, when compared to the six months ended June 30, 2020.  Key changes in the components of noninterest expense for the six months ended June 30, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $1.3 million, or 14.0%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, stock-based compensation expense and benefit costs, the increase in mortgage banking income from Johnson Mortgage Company, LLC, Virginia Partners’ majority owned subsidiary, as well as higher mortgage division fees at Delmarva, and increased salaries and employee benefits due to an increase in commissions expense paid;
●	Premises and equipment increased by $218 thousand, or 9.6%, primarily due to increases related to Delmarva opening its new information technology and training center during the fourth quarter of 2020 and its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021, repairs and maintenance, and software amortization associated with Virginia Partners’ recently completed core conversion, which were partially offset by lower expenses related to building security at Virginia Partners;
●	Amortization of core deposit intangible decreased by $57 thousand, or 15.6%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty acquisitions;
●	Losses on other real estate owned increased by $105 thousand, or 240.2%, primarily due to valuation adjustments being recorded on two properties during the first six months of 2021, as compared to no valuation adjustments being recorded during the same period of 2020, which was partially offset by lower expenses related to other real estate owned; and
●	Other operating expenses increased by $495 thousand, or 8.9%, primarily due to higher expenses related to FDIC insurance assessments, marketing and advertising, legal, consulting, data processing, mobile banking, telephone and data circuits, travel and entertainment, other losses, board expenses and debit/credit/merchant card, which were partially offset by lower expenses related to loans and ATMs.

Income Taxes

The provision for income taxes was $674 thousand during the three months ended June 30, 2021, compared to the provision for income taxes of $299 thousand during the three months ended June 30, 2020, an increase of $375 thousand or 125.4%. This increase was due primarily to higher consolidated income before taxes, which was partially offset by higher earnings on tax-exempt income, primarily bank owned life insurance policies.  For the three months ended June 30, 2021, the Company’s effective tax rate was approximately 23.8% as compared to 22.3% for the same period in 2020.

The provision for income taxes was $1.0 million during the six months ended June 30, 2021, compared to the provision for income taxes of $1.1 million during the six months ended June 30, 2020, a decrease of $95 thousand or 8.7%. This decrease was due primarily to lower consolidated income before taxes and higher earnings on tax-exempt income, primarily bank owned life insurance policies.  For the six months ended June 30, 2021, the Company’s effective tax rate was approximately 23.6% as compared to 24.2% for the same period in 2020.

In addition, Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the three and six months ended June 30, 2021 and 2020, and contributed to the Company’s lower effective tax rate for the first six months of 2021 as compared to the same period in 2020.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.08 billion and $1.05 billion during the three months ended June 30, 2021 and 2020, respectively, and averaged $1.07 billion and $1.03 billion during the six month ended June 30, 2021 and 2020, respectively.

The following table shows the composition of the loan portfolio by category at June 30, 2021 and December 31, 2020:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of June 30, 2021 and December 31, 2020

	June 30,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$94,169	$74,706
Residential real estate	206,840	199,349
Nonresidential	604,311	569,745
Home equity loans	30,387	34,226
Commercial	151,974	152,798
Consumer and other loans	4,121	4,681
	$1,091,802	$1,035,505
Less: Allowance for credit losses	(15,310)	(13,203)
	$1,076,492	$1,022,302

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at June 30, 2021.

Loan Maturities and Interest Rate Sensitivity

(Dollars in thousands)

		Between
	One Year	One and	After
June 30, 2021	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$35,949	$37,513	$20,707	$94,169
Residential real estate	41,345	106,338	59,157	206,840
Nonresidential	120,542	361,495	122,274	604,311
Home equity loans	17,443	3,131	9,813	30,387
Commercial	49,714	75,139	27,121	151,974
Consumer and other loans	1,364	1,657	1,100	4,121
Total loans receivable	$266,357	$585,273	$240,172	$1,091,802
Fixed-rate loans	$167,656	$515,989	$103,181	$786,826
Floating-rate loans	98,701	69,284	136,991	304,976
	$266,357	$585,273	$240,172	$1,091,802

At June 30, 2021, real estate mortgage loans included $270.9 million of owner-occupied non-farm, non-residential loans, and $290.4 million of other non-farm, non-residential loans, which is 29.0% and 31.0% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $254.7 million of owner-occupied non-farm, non-residential loans, and $263.5 million of other non-farm, non-residential loans, which is 29.0% and 30.0% of real estate mortgage loans, respectively. This represents an increase at June 30, 2021 of $16.2 million and $27.0 million, or 6.4% and 10.2%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At June 30, 2021, real estate mortgage loans included $94.2 million of construction and land development loans, and $25.9 million of multi-family residential loans, which are 10.1% and 2.8% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $74.7 million of construction and land development loans, and $28.6 million of multi-family residential loans, which were 8.5% and 3.4% of real estate mortgage loans, respectively. This represents an increase at June 30, 2021 of $19.5 million, or 26.0%, in construction and land development loans, and a decrease at June 30, 2021 of $2.7 million, or 9.6%, in multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 252.2% of total risk-based capital at June 30, 2021, as compared to 234.0% at December 31, 2020. Construction and land development loans were 59.3% of total risk-based capital at June 30, 2021, as compared to 47.7% at December 31, 2020.

At June 30, 2021, real estate mortgage loans included home equity loans of $30.4 million and residential real estate loans of $206.8 million, compared to $34.2 million and $199.3 million at December 31, 2020, respectively. Home equity loans decreased $3.8 million, or 11.2%, during the six months ended June 30, 2021, while residential real estate loans increased $7.5 million, or 3.8%, during the six months ended June 30, 2021. At June 30, 2021, commercial loans were $152.0 million, compared to $152.8 million at December 31, 2020, a decrease of $822 thousand, or 0.5%, during the six months ended June 30, 2021.

The overall increase in loans from the year ended December 31, 2020 to June 30, 2021 was due primarily to the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $47.0 million under rounds one and two of the PPP, and an increase in organic growth, including growth of approximately $17.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market. As of June 30, 2021, approximately $26.2 million in loans under rounds one and two of the PPP were still outstanding.

Beginning late in the first quarter of 2020, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under the PPP in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. During round one of this program, Virginia Partners, an SBA approved lender, directly originated and funded almost 700 loans totaling approximately $64.2 million, all of which were previously pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Beginning in the fourth quarter of 2020 and continuing through the second quarter of 2021, Virginia Partners received forgiveness payments from the Small Business Administration related to many of these loans. As of June 30, 2021, Virginia Partners had approximately $2.8 million in loans still outstanding under round one of this program, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Remaining aggregate fees, net of costs to originate, from the Small Business Administration of approximately $50 thousand will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis, which Virginia Partners expects to continue through 2021.

Beginning early in the first quarter of 2021, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under round two of this program in an identical manner as was done by each under round one of the program. As of June 30, 2021, Virginia Partners has directly originated and funded over 430 loans totaling approximately $30.9 million, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. As of June 30, 2021, Virginia Partners had approximately $23.4 million in loans still outstanding under round two of this program. Aggregate fees, net of costs to originate, from the Small Business Administration of approximately $1.3 million will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $131.6 million during the three months ended June 30, 2021 as compared to $121.7 million for the three months ended June 30, 2020. This represented 8.6% and 9.0% of total average interest-earning assets for the three months ended June 30, 2021 and 2020, respectively. Total investment securities averaged $130.5 million during the six months ended June 30, 2021 as compared to $117.8 million for the six months ended June 30, 2020. This represented 8.7% and 9.2% of total average interest-earning assets for the six months ended June 30, 2021 and 2020, respectively. These increases were primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At June 30, 2021 and December 31, 2020, investment securities available for sale, at fair value totaled $119.0 million and $124.9 million, respectively. Investment securities available for sale, at fair value decreased by $6.0 million, or 4.8%, during the six months ended June 30, 2021. This decrease was primarily due to higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At June 30, 2021 and December 31, 2020 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the as of June 30, 2021:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

	June 30, 2021
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,757	4.9%	$73	$92	$5,738
Obligations of States and political subdivisions	34,721	29.6%	1,629	5	36,345
Mortgage-backed securities	74,464	63.4%	494	627	74,331
Subordinated debt investments	2,490	2.1%	51	—	2,541
	$117,432	100.0%	$2,247	$724	$118,955

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $4.9 million and $5.4 million at June 30, 2021 and December 31, 2020, respectively, a decrease of $575 thousand, or 10.6%, for the six months ended June 30, 2021.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the six months ended June 30, 2021, the net unrealized gains in the Company’s investment securities available for sale portfolio decreased by approximately $1.6 million, or 50.6%, to $1.5 million at June 30, 2021.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.13 billion to $1.38 billion, an increase of $255.7 million, or 22.6%, for the three months ended June 30, 2021 over the average total deposits for the three months ended June 30, 2020. Average total deposits increased from $1.07 billion to $1.34 billion, an increase of $272.0 million, or 25.4%, for the six months ended June 30, 2021 over the average total deposits for the six months ended June 30, 2020. These increases were primarily due to organic deposit growth. At June 30, 2021, total deposits were $1.41 billion as compared to $1.27 billion at December 31, 2020, an increase of $139.6 million, or 11.0%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which are deposited directly into the operating accounts of these customers at the Company. Non-interest bearing demand deposits increased to $477.3 million at June 30, 2021, a $86.7 million, or 22.2%, increase from $390.5 million in non-interest bearing demand deposits at December 31, 2020, due primarily to the aforementioned items above with respect to average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of June 30, 2021 and December 31, 2020

(Dollars in Thousands)

	June 30,	Percentage	December 31,	Percentage
	2021	of Deposits	2020	of Deposits
Noninterest bearing deposits	$477,253	33.90%	$390,511	30.79%
Interest bearing deposits:
Money market, NOW, and savings accounts	508,777	36.14%	448,619	35.38%
Certificates of deposit, $100 thousand or more	282,547	20.07%	286,884	22.62%
Other certificates of deposit	139,192	9.89%	142,126	11.21%
Total interest bearing deposits	930,516	66.10%	877,629	69.21%
Total	$1,407,769	100.00%	$1,268,140	100.00%

The Company's loan-to-deposit ratio was 77.6% at June 30, 2021 as compared to 81.7% at December 31, 2020. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest earning assets. The Company's core deposits were $1.30 billion at June 30, 2021, an increase of $172.3 million, or 15.2%, from $1.13 billion at December 31, 2020, and excluded $100.8 million and $133.5 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

June 30,
2021
Three months or less	$59,386
Over three months through six months	64,581
Over six months through twelve months	99,064
Over twelve months	198,708
Total	$421,739

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the date indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

June 30,
2021
Three months or less	$38,537
Over three months through six months	40,027
Over six months through twelve months	87,453
Over twelve months	116,530
Total	$282,547

Borrowings. Borrowings at June 30, 2021 and December 31, 2020 consist primarily of long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At June 30, 2021 and December 31, 2020, there were no short-term borrowings with the FHLB. At June 30, 2021, long-term borrowings with the FHLB were $26.6 million as compared to $33.0 million at December 31, 2020, a decrease of $6.3 million, or 19.2%. This decrease was primarily due to maturities and payoffs of borrowings that were not replaced. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At June 30, 2021, subordinated notes payable, net, were $24.1 million as compared to $24.1 million at December 31, 2020, an increase of $25 thousand, or 0.1% related to the amortization of the debt issuance costs.

At June 30, 2021, other borrowings were $1.1 million as compared to $42.4 million at December 31, 2020, a decrease of $41.3 million, or 97.5%. This decrease was primarily due to a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by Virginia Partners had previously been pledged as collateral. During the first quarter of 2021, Virginia Partners used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility. In addition, Virginia Partners majority owned subsidiary, Johnson Mortgage Company, LLC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $433 thousand and $142 thousand were outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At June 30, 2021 and December 31, 2020

(Dollars in Thousands)

June 30,		December 31,
2021		2020
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$—	—%	$24,769	1.71%

Average short-term borrowings decreased by $21.2 million, or 100.0%, and average rates paid decreased by 0.25% for the three months ended June 30, 2021 as compared to the same period in 2020. Average short-term borrowings decreased by $31.2 million, or 100.0%, and average rates paid decreased by 1.18% for the six months ended June 30, 2021 as compared to the same period in 2020. These decreases were due primarily to decreases in short-term borrowings with the FHLB due to maturities that were not replaced.

Average total borrowings decreased by $79.4 million, or 59.6%, and average rates paid increased by 2.30% to 4.02% for the three months ended June 30, 2021, as compared to the same period in 2020. Average total borrowings decreased by $49.7 million, or 42.3%, and average rates paid increased by 1.30% to 3.36% for the six months ended June 30, 2021, as compared to the same period in 2020. The decreases in average total borrowings were primarily due to a decrease in the average balance of Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced, and a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020. The increase in average rates paid was primarily due to the issuance of $18.1 million in subordinated notes payable, which was partially offset by a decrease in rates paid on Federal Home Loan Bank advances due to maturities and payoffs of borrowings that were not replaced and the decline in interest rates beginning late in the first quarter of 2020.

Capital

Total stockholders’ equity as of June 30, 2021 was $137.3 million, an increase of $650 thousand, or 0.5%, from December 31, 2020.  Key drivers of this change was the net income attributable to the Company for the six months ended June 30, 2021, which was partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of June 30, 2021 and December 31, 2020 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2021 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 10 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At June 30, 2021 and December 31, 2020

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	87,471	12.8%	71,579	10.5%	68,171	10.0%
Virginia Partners Bank	54,512	12.2%	46,924	10.5%	44,690	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	78,897	11.6%	57,945	8.5%	54,536	8.0%
Virginia Partners Bank	51,789	11.6%	37,986	8.5%	35,752	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	78,897	11.6%	47,719	7.0%	43,311	6.5%
Virginia Partners Bank	51,789	11.6%	31,283	7.0%	29,048	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	78,897	7.9%	39,908	4.0%	49,885	5.0%
Virginia Partners Bank	51,789	9.0%	23,043	4.0%	28,803	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	85,497	12.9%	69,608	10.5%	66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's Federal Funds Sold position, which includes funds in due from banks and interest-bearing deposits with banks, averaged $49.7 million and $51.0 million during the three and six months ended June 30, 2021, respectively, and totaled $66.6 million at June 30, 2021, as compared to an average of $40.3 million and $34.5 million during the three and six months ended June 30, 2020, respectively, and a year-end position of $50.3 million at December 31, 2020. Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At June 30, 2021, advances available totaled approximately $393.5 million of which $26.6 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

Accounting Standards Update

See Note 15 - Recent Accounting Pronouncements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the the Company’s disclosure controls and procedures were effective as of June 30, 2021. There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first six months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the the six months ended June 30, 2021, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2020 Annual Report on Form 10-K.

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

During the quarter ended June 30, 2021, the Company did not make any repurchases of common stock under the Program, as shown in the following table.

			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2021 to April 30, 2021	—	$ -	—	255,800
May 1, 2021 to May 31, 2021	—	$ -	—	255,800
June 1, 2021 to June 30, 2021	—	$ -	—	255,800
	—	$ -	—

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

3.2	Bylaws of Partners Bancorp, effective as of August 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020)
10.16	Partners Bancorp 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on May 20, 2021)*
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Bancorp (Registrant)

Date: August 13, 2021	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2021	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)