Form 10-Q
period 2021-09-30
PARTNERS BANCORP
filed 2021-11-12
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of November 12, 2021 there were 17,856,472 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
(Dollars in thousands, except per share amounts)	(Unaudited)	*
ASSETS
Cash and due from banks	$16,176	$13,643
Interest bearing deposits in other financial institutions	300,771	218,667
Federal funds sold	29,995	50,301
Cash and cash equivalents	346,942	282,611
Securities available for sale, at fair value	115,550	124,925
Loans held for sale	5,803	9,858
Loans, less allowance for credit losses of $15,031 at September 30, 2021 and $13,203 at December 31, 2020	1,090,169	1,022,302
Accrued interest receivable	4,408	5,229
Premises and equipment, less accumulated depreciation	16,347	15,439
Restricted stock	4,869	5,445
Operating lease right-of-use assets	6,726	3,983
Financing lease right-of-use assets	1,721	1,824
Other investments	5,075	5,091
Bank owned life insurance	18,141	14,841
Other real estate owned, net	1,303	2,677
Core deposit intangible, net	2,205	2,660
Goodwill	9,582	9,582
Other assets	9,007	7,754
Total assets	$1,637,848	$1,514,221
LIABILITIES
Deposits:
Non-interest bearing demand	$493,786	$390,511
Interest bearing demand	148,955	125,131
Savings and money market	382,992	323,488
Time	409,720	429,010
	1,435,453	1,268,140
Accrued interest payable on deposits	311	402
Long-term borrowings with the Federal Home Loan Bank	26,478	32,972
Subordinated notes payable, net	22,157	24,101
Other borrowings	640	42,382
Operating lease liabilities	7,053	4,301
Financing lease liabilities	2,155	2,242
Other liabilities	4,053	2,986
Total liabilities	1,498,300	1,377,526
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,788,472 as of September 30, 2021 and 17,758,448 as of December 31, 2020, including 58,824 nonvested shares as of September 30, 2021 and 0 nonvested shares as of December 31, 2020	177	178
Surplus	87,058	87,200
Retained earnings	50,289	45,673
Noncontrolling interest in consolidated subsidiaries	1,121	1,346
Accumulated other comprehensive income, net of tax	903	2,298
Total stockholders' equity	139,548	136,695
Total liabilities and stockholders' equity	$1,637,848	$1,514,221

* Derived from audited consolidated financial statements

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2021	2020	2021	2020
INTEREST INCOME ON:
Loans, including fees	$13,381	$12,816	$39,619	$39,308
Investment securities:
Taxable	310	473	757	1,337
Tax-exempt	216	241	661	702
Federal funds sold	25	5	44	117
Other interest income	149	119	404	478
	14,081	13,654	41,485	41,942
INTEREST EXPENSE ON:
Deposits	1,639	2,288	5,234	7,331
Borrowings	507	816	1,667	2,053
	2,146	3,104	6,901	9,384
NET INTEREST INCOME	11,935	10,550	34,584	32,558
Provision for (recovery of) credit losses	(30)	1,967	2,568	5,142
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	11,965	8,583	32,016	27,416
OTHER INCOME:
Service charges on deposit accounts	225	197	575	628
Gain on sales and calls of investment securities	3	—	22	568
Mortgage banking income, net	957	1,305	3,065	2,589
Gains on disposal of other assets	—	—	1	—
Other income	891	828	2,880	2,236
	2,076	2,330	6,543	6,021
OTHER EXPENSES:
Salaries and employee benefits	5,837	5,124	16,783	14,725
Premises and equipment	1,313	1,150	3,789	3,407
Amortization of core deposit intangible	148	177	455	540
Losses on other real estate owned, net	35	31	183	75
Other expenses	3,057	2,767	9,130	8,347
	10,390	9,249	30,340	27,094
INCOME BEFORE TAXES ON INCOME	3,651	1,664	8,219	6,343
Federal and state income taxes	839	308	1,847	1,410
NET INCOME	$2,812	$1,356	$6,372	$4,933
Net (income) attributable to noncontrolling interest	(116)	(239)	(426)	(370)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$2,696	$1,117	$5,946	$4,563

Earnings per common share
Basic earnings per share	$0.152	$0.063	$0.335	$0.256
Diluted earnings per share	$0.151	$0.063	$0.334	$0.256

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
NET INCOME	$2,812	$1,356	$6,372	$4,933
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding (losses) gains on securities available for sale arising during the period	287	65	(1,818)	2,452
Deferred income tax effect	(490)	(17)	440	(650)
Other comprehensive income (loss), net of tax	(203)	48	(1,378)	1,802

Reclassification adjustment for gains included in net income	(2)	—	(22)	(568)
Deferred income tax effect	4	—	5	151
Other comprehensive income (loss), net of tax	2	—	(17)	(417)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(201)	48	(1,395)	1,385
COMPREHENSIVE INCOME	$2,611	$1,404	4,977	6,318
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(116)	(239)	(426)	(370)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$2,495	$1,165	$4,551	$5,948

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income	Equity
Balances, June 30, 2020	$178	$87,552	$44,341	$824	$2,076	$134,971
Net income	—	—	1,117	239	—	1,356
Other comprehensive income, net of tax	—	—	—	—	48	48
						1,404
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock option exercises, net	—	4	—	—	—	4
Stock-based compensation expense	—	6	—	—	—	6
Balances, September 30, 2020	$178	$87,562	$45,013	$1,063	$2,124	$135,940

Balances, June 30, 2021	$177	$87,021	$48,038	$1,005	$1,104	$137,345
Net income	—	—	2,696	116	—	2,812
Other comprehensive loss, net of tax	—	—	—	—	(201)	(201)
						2,611
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock-based compensation expense	—	37	—	—	—	37
Balances, September 30, 2021	$177	$87,058	$50,289	$1,121	$903	$139,548

For the nine months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income	Equity
Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	4,563	370	—	4,933
Other comprehensive income, net of tax	—	—	—	—	1,385	1,385
						6,318
Cash dividends, $0.075 per share	—	—	(1,335)	—	—	(1,335)
Minority interest equity distribution	—	—	—	(45)	—	(45)
Stock option exercises, net	—	98	—	—	—	98
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense	—	17	—	—	—	17
Balances, September 30, 2020	$178	$87,562	$45,013	$1,063	$2,124	$135,940

Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	5,946	426	—	6,372
Other comprehensive loss, net of tax	—	—	—	—	(1,395)	(1,395)
						4,977
Cash dividends, $0.075 per share	—	—	(1,330)	—	—	(1,330)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(651)	—	(651)
Stock-based compensation expense	—	66	—	—	—	66
Balances, September 30, 2021	$177	$87,058	$50,289	1,121	$903	$139,548

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,946	$4,563
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,568	5,142
Depreciation	1,209	1,076
Amortization and accretion	847	457
Gain on sales and calls of investment securities	(22)	(568)
Net gains on sales of assets	(1)	—
Loss (gains) on equity securities	38	(47)
Gain on sale of loans held for sale, originated	(2,863)	(2,434)
Net losses (gains) on other real estate owned, including write‑downs	118	(18)
Increase in bank owned life insurance cash surrender value	(300)	(170)
Stock‑based compensation expense, net of employee tax obligation	66	17
Net accretion of certain acquisition related fair value adjustments	(679)	(843)
Changes in assets and liabilities:
Loans held for sale	6,918	(1,776)
Accrued interest receivable	821	(3,116)
Other assets	(3,447)	(399)
Accrued interest payable on deposits	(91)	(124)
Other liabilities	3,819	(1,033)
Net cash provided by operating activities	14,947	727
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(43,912)	(59,258)
Purchases of other investments	(23)	(1,890)
Purchases of bank owned life insurance	(3,000)	(6,760)
Purchase of restricted stock	(90)	—
Proceeds from maturities and paydowns of securities available for sale	24,477	19,509
Proceeds from sales of securities available for sale	26,200	18,052
Net increase in loans	(69,460)	(60,718)
Proceeds from sale of assets	174	1
Purchases of premises and equipment	(2,116)	(3,040)
Proceeds from the sales of foreclosed assets	1,256	147
Proceeds from redemption of restricted stock	666	890
Net cash used by investing activities	(65,828)	(93,067)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	186,603	239,706
Cash received for the exercise of stock options	—	98
Cash received for the exercise of warrants	—	10
Decrease in time deposits, net	(19,301)	(11,564)
(Decrease) increase in borrowings, net	(50,239)	59,365
Net (decrease) increase in minority interest contributed capital	(225)	325
Decrease in finance lease liability	(87)	(85)
Cash paid for stock repurchases	(209)	—
Dividends paid	(1,330)	(1,335)
Net cash provided by financing activities	115,212	286,520
Net increase in cash and cash equivalents	64,331	194,180
Cash and cash equivalents, beginning of period	282,611	95,111
Cash and cash equivalents, ending of period	$346,942	$289,291
Supplementary cash flow information:
Interest paid	$7,422	$9,509
Income taxes paid	2,400	3,559
Right of use assets and corresponding lease liabilities	3,016	—
Total (loss) gain on securities available for sale	$(1,840)	$1,386
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Loans converted to other real estate owned	$—	$508

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware that operates primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia that operates primarily in and around the greater Fredericksburg, Virginia area, including Stafford County, Spotsylvania County, King George County, Caroline County, and the Cities of Fredericksburg and Reston, Virginia. Partners also operates in Anne Arundel County and the three counties of Southern Maryland, including Charles County, Calvert County, and St. Mary’s County. The Subsidiaries engage in the general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC., a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and which is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and which is a real estate holding company; and FBW, LLC, of which Delmarva holds 50% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC, of which Partners owns a 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2021 and December 31, 2020, the results of its operations for three and nine months and its cash flows for the nine months ended September 30, 2021 and 2020 are in conformity with U.S. GAAP.

Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or for any other period.

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

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for loan losses at September 30, 2021 include probable losses related to the pandemic. The Company expects that the pandemic will continue to have an effect on its results of operations. If economic conditions deteriorate further, then additional provision for loan losses may be required in future periods. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the pandemic, the Company’s goodwill may become impaired.

The Company had accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments. As of September 30, 2021, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.  Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (CARES Act), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to COVID-19 and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary Johnson Mortgage Company, LLC (“JMC”).

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first three quarters of 2021 or during 2020. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no allowance has been made as of September 30, 2021 or December 31, 2020 for possible repurchases. Management does not believe that a provision for early default or refinancing costs is necessary at September 30, 2021 or December 31, 2020.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at September 30, 2021 and December 31, 2020 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in Mortgage banking income on the Company’s consolidated statements of income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at fair value at the date acquired. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required and expenses of operation are included in other expenses. Gains and losses realized from the sale of OREO are included in other expenses. At September 30, 2021 there were three properties with a combined estimated value of $1.3 million included in OREO and at December 31, 2020, there were five properties with a combined estimated value of $2.7 million included in OREO.

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

Earnings Per Share:

Basic earnings per common share are determined by dividing net income and accretion of warrants by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,788,472 and 17,758,074 for the three and nine months ended September 30, 2021, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 9 – Earnings Per Share for further information).

Note 2. Investment Securities

Securities available for sale are as follows:

	September 30, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,575	$65	$118	$5,522
Obligations of States and political subdivisions	34,047	1,395	35	35,407
Mortgage-backed securities	72,700	421	540	72,581
Subordinated debt investments	1,990	52	2	2,040
	$114,312	$1,933	$695	$115,550

	December 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	1,878	—	38,123
Mortgage-backed securities	74,857	1,127	108	75,876
Subordinated debt investments	3,985	62	4	4,043
	$121,845	$3,204	$124	$124,925

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2021 and December 31, 2020, are as follows:

	September 30, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,233	$91	$1,473	$27	$3,706	$118
Obligations of States and political subdivisions	1,252	35	—	—	1,252	35
Mortgage-backed securities	50,226	502	2,613	38	52,839	540
Subordinated debt investments	498	2	—	—	498	2
Total securities with unrealized losses	$54,209	$630	$4,086	$65	$58,295	$695

	December 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,494	$12	$—	$—	$2,494	$12
Obligations of States and political subdivisions	—	—	—	—	—	—
Mortgage-backed securities	18,525	108	—	—	18,525	108
Subordinated debt investments	996	4	—	—	996	4
Total securities with unrealized losses	$22,015	$124	$—	$—	$22,015	$124

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

At September 30, 2021 there were sixteen mortgage-backed securities (“MBS”), three agency investments, one subordinated debt investment and four municipal securities that have been in a continuous unrealized loss position for less than twelve months. At September 30, 2021 there was one MBS security and one agency security that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these securities and believes that unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of September 30, 2021, management also believes it has the ability and intent to hold the securities for a period of time sufficient for a recovery of cost.

During the three and nine months ended September 30, 2021 the Company sold four and fourteen securities, respectively, resulting in a gain of $3 thousand and $17 thousand, respectively. During the three and nine months ended September 30, 2020, the Company sold ten securities, resulting in a gain of $401 thousand. During the three and nine months ended September 30, 2021, three and ten securities were either matured or called, respectively, resulting in a gain of $0 and $5 thousand, respectively. During the three and nine months ended September 30, 2020, fourteen securities were either matured or called, resulting in a net gain of $167 thousand for both periods.

The Company has pledged certain securities as collateral for qualified customers’ deposit accounts at September 30, 2021 and December 31, 2020. The amortized cost and fair value of these pledged securities was $11.2 million and $11.6 million, respectively, at September 30, 2021. The amortized cost and fair value of these pledged securities was $8.9 million and $9.3 million, respectively, at December 31, 2020.

Contractual maturities of investment securities at September 30, 2021 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of securities available for sale:

	September 30, 2021
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	2,719	2,913
Due after five years through ten years	19,865	20,415
Due after ten years or more	19,028	19,641
Mortgage-backed securities, due in monthly installments	72,700	72,581
	$114,312	$115,550

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of September 30, 2021 and December 31, 2020 are as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Originated Loans
Real Estate Mortgage
Construction and land development	$102,550	$71,361
Residential real estate	159,243	128,285
Nonresidential	477,229	394,539
Home equity loans	21,433	18,526
Commercial	108,953	115,387
Consumer and other loans	3,708	2,924
	873,116	731,022
Acquired Loans
Real Estate Mortgage
Construction and land development	$583	$3,345
Residential real estate	50,653	71,064
Nonresidential	141,048	175,206
Home equity loans	12,067	15,700
Commercial	26,662	37,411
Consumer and other loans	1,071	1,757
	232,084	304,483
Total Loans
Real Estate Mortgage
Construction and land development	$103,133	$74,706
Residential real estate	209,896	199,349
Nonresidential	618,277	569,745
Home equity loans	33,500	34,226
Commercial	135,615	152,798
Consumer and other loans	4,779	4,681
	1,105,200	1,035,505
Less: Allowance for credit losses	(15,031)	(13,203)
	$1,090,169	$1,022,302

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of the potential loss based upon anticipated events. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance reflects management's estimate of credit losses inherent in the loan portfolio as of September 30, 2021 and December 31, 2020.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2021 and December 31, 2020:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at September 30, 2021
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	45	1,652	1,896	—	160	—	—	3,753
Individually evaluated for impairment:
Balance in allowance	$—	$89	$1,239	$—	$459	$—	$—	$1,787
Related loan balance	598	2,332	7,427	52	595	—	—	11,004
Collectively evaluated for impairment:
Balance in allowance	$1,126	$2,062	$7,842	$268	$1,401	$37	$467	$13,203
Related loan balance	102,490	205,912	608,954	33,448	134,860	4,779	—	1,090,443

Note: The balances above include unamortized discounts on acquired loans of $2.7 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,839	2,237	—	361	—	—	4,481
Individually evaluated for impairment:
Balance in allowance	$—	$156	$17	$—	$500	$—	$—	$673
Related loan balance	175	2,947	6,990	—	489	—	—	10,601
Collectively evaluated for impairment:
Balance in allowance	$903	$2,195	$7,567	$271	$1,402	$37	$114	$12,489
Related loan balance	74,487	194,563	560,518	34,226	151,948	4,681	—	1,020,423

Note: The balances above include unamortized discounts on acquired loans of $4.0 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for three and nine months ended September 30, 2021 and the year ended December 31, 2020. Allocation of a portion of the allowance to one loan class does not preclude its availability to absorb losses in other loan classes.

	September 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,038	$2,206	$8,654	$228	$1,803	$32	$1,348	$15,309
Charge-offs	—	(11)	(138)	—	(91)	(23)	—	(263)
Recoveries	—	6	—	—	2	7	—	15
Provision/(recovery)	88	(50)	565	40	187	21	(881)	(30)
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031
Nine Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(570)	(6)	(185)	(46)	—	(846)
Recoveries	1	22	53	—	11	19	—	106
Provision/(recovery)	222	(183)	2,014	3	132	27	353	2,568
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the PPP, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for Paycheck and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Bank receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. In April 2020, the PPP was established and the Health Care Enhancement Act was signed into law and authorized additional funding of $310.0 billion for PPP loans. In December 2020, the Consolidated Appropriations Act 2021 (“CAA”) was passed, which extended the PPP and allocated additional funds for 2021. The Company has provided $95.1 million in funding to over 1,100 customers through the PPP as of September 30, 2021. Because these loans are 100% guaranteed by the SBA and did not undergo the Bank’s typical underwriting process, they are not graded and do not have an associated reserve at this time. At September 30, 2021, the Company had $13.7 million of PPP loans outstanding, net of fees, included in commercial loan balances.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at September 30, 2021 and December 31, 2020. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
September 30, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$102,490	$207,180	$597,275	$32,732	$133,341	$4,252	$1,077,270
Marginal	45	508	16,598	684	1,679	527	20,041
Substandard	598	2,208	4,404	84	595	—	7,889
TOTAL	$103,133	$209,896	$618,277	$33,500	$135,615	$4,779	$1,105,200
Non-Accrual	$598	$1,533	$4,131	$32	$463	$—	$6,757

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,487	$195,599	$552,758	$33,479	$151,779	$4,681	$1,012,783
Marginal	44	575	12,542	693	420	—	14,274
Substandard	175	3,175	4,445	54	599	—	8,448
TOTAL	$74,706	$199,349	$569,745	$34,226	$152,798	$4,681	$1,035,505
Non-Accrual	$175	$2,022	$2,170	$54	$489	$—	$4,910

A summary of loans that were modified under the terms of a TDR for the three and nine months ended September 30, 2021 and 2020 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended September 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$2,919	$—	$—	$—	$2,919
Post- modification recorded balance	—	—	2,907	—	—	—	2,907
Nine months ended September 30, 2021
Number of loans modified during the period	—	—	2	—	—	—	2
Pre-modification recorded balance	$—	$—	$3,197	$—	$—	$—	$3,197
Post- modification recorded balance	—	—	2,907	—	—	—	2,907

Three months ended September 30, 2020
Number of loans modified during the period	—	—	—	—	—	—	—
Pre-modification recorded balance	$—	$—	$—	$—	$—	$—	$—
Post- modification recorded balance	—	—	—	—	—	—	—
Nine months ended September 30, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	489	—	489

During the nine months ended September 30, 2021, there were no loans modified as TDRs that subsequently defaulted during the period ended September 30, 2021 which had been modified as TDRs during the twelve months prior to default. During the nine months ended September 30, 2020, there was one loan modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-offs of $707 thousand.

There was one loan secured by 1-4 family residential properties with a balance of $266 thousand that was in the process of foreclosure at September 30, 2021. There were two loans secured by 1-4 family residential properties with aggregate balances of $353 thousand that were in the process of foreclosure at December 31, 2020.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2021 and December 31, 2020:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At September 30, 2021	Past Due*	Past Due**	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$—	$—	$598	$598	$102,535	$103,133	$—
Residential real estate	184	79	504	767	209,129	209,896	—
Nonresidential	1,585	2,652	534	4,771	613,506	618,277	—
Home equity loans	30	32	—	62	33,438	33,500	—
Commercial	—	—	77	77	135,538	135,615	—
Consumer and other loans	4	—	—	4	4,775	4,779	—
TOTAL	$1,803	$2,763	$1,713	$6,279	$1,098,921	$1,105,200	$—

*      Includes $39 thousand of non-accrual loans.

** Includes $111 thousand of non-accrual loans.

*** Includes $1.7 million of non-accrual loans.

****Includes $4.9 million of non-accrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
September 30, 2021	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	430	430	15	89	435
Nonresidential	5,863	5,863	202	1,239	5,886
Home equity loans	—	—	—	—	—
Commercial	518	528	108	459	590
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$6,811	$6,821	$325	$1,787	$6,911
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$598	$598	$13	$—	$599
Residential real estate	1,902	1,941	27	—	1,932
Nonresidential	1,564	1,561	354	—	1,587
Home equity loans	52	52	—	—	53
Commercial	77	154	2	—	120
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$4,193	$4,306	$396	$—	$4,291
TOTAL	$11,004	$11,127	$721	$1,787	$11,202

Total impaired loans of $11.0 million at September 30, 2021 do not include PCI loan balances of $3.8 million, which are net of a discount of $426,000.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2020	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	614	614	—	156	671
Nonresidential	2,151	2,151	259	17	2,304
Home equity loans	—	—	—	—	—
Commercial	489	1,196	11	500	881
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$3,254	$3,961	$270	$673	$3,856
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$175	$175	$—	$—	$176
Residential real estate	2,333	2,425	107	—	2,365
Nonresidential	4,839	5,260	174	—	5,944
Home equity loans	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$7,347	$7,860	$281	$—	$8,485
TOTAL	$10,601	$11,821	$551	$673	$12,341

Total impaired loans of $10.6 million at December 31, 2020 do not include PCI loan balances of $4.5 million, which are net of a discount of $644 thousand.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	September 30, 2021	December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$4,179	$5,125
Carrying amount	3,753	4,481
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$230,565	$303,363
Carrying amount	228,331	300,002
Total acquired loans
Outstanding balance	$234,744	$308,488
Carrying amount	232,084	304,483

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	September 30, 2021	December 31, 2020
Balance at beginning of period	$3,361	$5,081
Acquisitions	—	(1)
Accretion	(1,126)	(1,718)
Other changes, net	(1)	(1)
Balance at end of period	$2,234	$3,361

During the three and nine months ended September 30, 2021, the Company recorded $9 thousand and $23 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and nine months ended September 30, 2020, the Company recorded $54 thousand and $180 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.4 million and $1.6 million at September 30, 2021 and December 31, 2020, respectively.

Concentration of Risk:

The Company makes loans to customers located primarily within Anne Arundel, Charles, Calvert, St. Mary’s, Wicomico, and Worcester Counties, Maryland; Sussex County, Delaware; Camden and Burlington Counties, New Jersey; Stafford, Spotsylvania, King George, and Caroline Counties, Virginia; and the Cities of Fredericksburg and Reston, Virginia. A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of September 30, 2021 and December 31, 2020.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $401.8 million convertible advance credit facility from the FHLB. As of September 30, 2021, the Company had remaining credit availability of $375.3 million under this facility.

The following table details the advances the Company had outstanding with the FHLB at September 30, 2021 and December 31, 2020 and outstanding lines of credit:

	September 30, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	643	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,035	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,478

	December 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	964	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,208	1.99%	March 2026	Fixed, paid quarterly
Total advances	$32,972

The Company did not have any short-term borrowings from the FHLB for the nine months ended September 30, 2021 and average short-term borrowings from FHLB approximated $24.8 million for the year ended December 31, 2020. Borrowings from the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. Principal balances outstanding on these pledged loans totaled approximately $188.0 million and $178.6 million at September 30, 2021 and December 31, 2020, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments were due quarterly at 6.710% per annum, and the outstanding principal balance would have matured in October 2025. During July 2021, the prepayment provisions in the agreement were exercised, and the principal balance and any remaining accrued interest of this subordinated debt were paid in full. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million to fund the acquisition of Liberty Bell Bank, net of loan costs. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $17.6 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The notes will mature on July 1, 2030. The notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $661 thousand as of September 30, 2021. This note is carried on the balance sheet net of a discount of $21 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (2.750% at September 30, 2021 and December 31, 2020). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on November 30, 2021. The balance outstanding at September 30, 2021 and December 31, 2020 was $0 and $142 thousand, respectively. Interest expense on the warehouse lines of credit was $21 thousand and $77 thousand during the three and nine months ended September 30, 2021.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  As of September 30, 2021, the Company did not have any outstanding advances under the PPPLF. At December 31, 2020, the Company had outstanding advances under the PPPLF of $41.6 million.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million with a correspondent bank and unsecured credit availability of $87.0 million with several other correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At September 30, 2021 and December 31, 2020, there were no borrowings outstanding under these credit agreements.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $3.9 million with the FRB to secure Discount Window borrowings at September 30, 2021. The combined amortized cost and fair value of these pledged investment securities were $2.3 million and $2.4 million, respectively, at December 31, 2020. At September 30, 2021 and December 31, 2020 there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2021	$158
2022	5,634
2023	314
2024	20,008
2025	210
Thereafter	22,951
$49,275

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

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	September 30, 2021	December 31, 2020
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$6,726	$3,983
Lease liability	7,053	4,301
Finance Lease Amounts
Right-of-use asset	$1,721	$1,824
Lease liability	2,155	2,242

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	8.46	8.00
Weighted average lease term - Finance Leases (Yrs.)	12.34	13.09
Weighted average discount rate - Operating Leases (1)	2.33%	2.74%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	September 30, 2021	September 30, 2020
Operating lease cost classified as premises and equipment	$252	$223
Finance lease cost classified as interest on borrowings	15	22
Nine Months Ended
Operating lease cost classified as premises and equipment	$691	$457
Finance lease cost classified as interest on borrowings	47	33

Operating outgoing cash flows from operating leases	$643	$433
Operating outgoing cash flows from finance leases	$134	$89

(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at September 30, 2021, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$1,031
One to three years	1,934
Three to five years	1,445
Over 5 years	3,555
Total undiscounted cash flows	7,965
Less: Discount	(912)
Lease Liabilities	$7,053

Finance Leases:
One year or less	$178
One to three years	376
Three to five years	406
Over 5 years	1,620
Total undiscounted cash flows	2,580
Less: Discount	(425)
Lease Liabilities	$2,155

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

A summary of stock option transactions with respect to such options for the nine months ended September 30, 2021 is as follows:

September 30, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	7,681	$4.14	2.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of period	7,681	$4.14	1.48	$31,723

Options exercisable at September 30, 2021	7,681	$4.14

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

As a result of the Share Exchange, each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase the Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company common stock at a weighted average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners’ common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions with respect to such options for the nine months ended September 30, 2021 is as follows:

September 30, 2021
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	186,552	$6.22	3.47
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—
Outstanding at end of period	186,552	$6.22	2.73	$382,267

Options exercisable at September 30, 2021	186,552	$6.22

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on September 30, 2021.

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

As of September 30, 2021 there were no remaining non-vested restricted stock awards. A schedule of vested awards in 2021 as of September 30, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	3,000	$7.30
Vested in 2021	(3,000)	7.30
Nonvested Awards September 30, 2021	—	$—

As stated in Note 1, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted is equal to the underlying fair value of the stock. No expense was recognized during the three months ended September 30, 2021. During the nine months ended September 30, 2021 the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the restricted stock awards under the Company Plan. During the three months ended September 30, 2020 the Company recognized restricted stock-based compensation expense of $6 thousand, or $4 thousand net of tax, related to the restricted stock awards under the Company Plan. During the nine months ended September 30, 2020 the Company recognized restricted stock-based compensation expense of $17 thousand, or $12 thousand net of tax, related to the restricted stock awards under the Company Plan. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan at September 30, 2021.

Note 8. Incentive Stock Plan

At the 2021 annual meeting of shareholders held on May 19, 2021 (the “2021 Annual Meeting”), the Company’s shareholders approved the Partners Bancorp 2021 Incentive Stock Plan (the “2021 Incentive Stock Plan”), which the Company’s Board of Directors had adopted, subject to shareholder approval, on January 27, 2021, based on the recommendation of the Compensation Committee of the Company’s Board of Directors (the “Committee”). The 2021 Incentive Stock Plan became effective upon shareholder approval at the 2021 Annual Meeting.  The 2021 Incentive Stock Plan authorizes the granting of stock options, stock appreciation rights, restricted stock, restricted stock units, stock awards and performance units to key employees and non-employee directors, including members of advisory boards, of the Company and certain of its subsidiaries, as determined by the Committee.  Subject to the right of the Board of Directors to terminate the 2021 Incentive Stock Plan at any time, awards may be granted under the 2021 Incentive Stock Plan until May 18, 2031.  Subject to adjustment in the event of certain changes in the Company’s capital structure, the maximum number of shares of the Company’s common stock that may be issued under the 2021 Incentive Stock Plan is 1,250,000.  As of September 30, 2021, there are no awards outstanding under the 2021 Incentive Stock Plan.

On April 28, 2021, the Company’s Board of Directors granted 58,824 shares of restricted stock to two senior officers of Partners in accordance with Nasdaq Listing Rule 5635(c)(4) as inducements material to each of them accepting employment with Partners.  All of these shares are subject to time vesting in three equal annual installments beginning on April 28, 2022.

As of September 30, 2021, there were 58,824 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of September 30, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	—	$—
Awarded in 2021	58,824	7.65
Nonvested Awards September 30, 2021	58,824	$7.65

As a result of applying the provisions of ASC 718-10, during the three and nine months ended September 30, 2021, the Company recognized restricted stock-based compensation expense of $37 thousand, or $28 thousand net of tax, and $62 thousand, or $46 thousand net of tax, respectively, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $388 thousand at September 30, 2021. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 2.6 years.

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

The following table presents basic and diluted EPS for the three and nine months ended September 30, 2021 and 2020:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended September 30, 2021
Basic EPS	$2,696	17,788	$0.152
Effect of dilutive stock awards	—	56	—
Diluted EPS	$2,696	17,844	$0.151

For the nine months ended September 30, 2021
Basic EPS	$5,946	17,758	$0.335
Effect of dilutive stock awards	—	42	—
Diluted EPS	$5,946	17,800	$0.334

For the three months ended September 30, 2020
Basic EPS	$1,117	17,810	$0.063
Effect of dilutive stock awards	—	1	—
Diluted EPS	$1,117	17,811	$0.063

For the nine months ended September 30, 2020
Basic EPS	$4,563	17,808	$0.256
Effect of dilutive stock awards	—	30	—
Diluted EPS	$4,563	17,838	$0.256

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of September 30, 2021 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of September 30, 2021, the most recent notification from the Federal Deposit Insurance Corporation (“FDIC”) categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries category.

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

The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 and December 31, 2020 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of September 30, 2021 and December 31, 2020 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$89,443	12.8%	$73,341	10.5%	$69,848	10.0%
Virginia Partners Bank	55,846	12.4%	47,450	10.5%	45,190	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	80,670	11.5%	59,371	8.5%	55,879	8.0%
Virginia Partners Bank	52,703	11.7%	38,412	8.5%	36,152	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	80,670	11.5%	48,894	7.0%	45,401	6.5%
Virginia Partners Bank	52,703	11.7%	31,633	7.0%	29,374	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	80,670	7.9%	40,823	4.0%	51,029	5.0%
Virginia Partners Bank	52,703	8.8%	23,920	4.0%	29,900	5.0%

As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at September 30, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$16,176	$16,176	$—	$—	$16,176
Interest bearing deposits	300,771	300,771	—	—	300,771
Federal funds sold	29,995	29,995	—	—	29,995
Securities:
Available for sale	115,550	—	115,550	—	115,550
Loans held for sale	5,803	—	5,803	—	5,803
Loans, net of allowance for credit losses	1,090,169	—	—	1,081,854	1,081,854
Accrued interest receivable	4,408	—	4,408	—	4,408
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,075	—	5,075	—	5,075
Bank owned life insurance	18,141	—	18,141	—	18,141
Other real estate owned	1,303	—	—	1,303	1,303
Financial liabilities:
Deposits	$1,435,453	$—	$1,026,186	$413,171	$1,439,357
Accrued interest payable	311	—	311	—	311
FHLB advances	26,478	—	27,297	—	27,297
Subordinated notes payable	22,157	—	30,468	—	30,468
Other borrowings	640	—	—	640	640

Dollars are in thousands		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,643	$13,643	$—	$—	$13,643
Interest bearing deposits	218,667	218,667	—	—	218,667
Federal funds sold	50,301	50,301	—	—	50,301
Securities:
Available for sale	124,925	—	124,925	—	124,925
Loans held for sale	9,858	—	9,858	—	9,858
Loans, net of allowance for credit losses	1,022,302	—	—	1,018,649	1,018,649
Accrued interest receivable	5,229	—	5,229	—	5,229
Restricted stock	5,445	—	5,445	—	5,445
Other investments	5,091	—	5,091	—	5,091
Bank owned life insurance	14,841	—	14,841	—	14,841
Other real estate owned	2,677	—	—	2,677	2,677
Financial liabilities:
Deposits	$1,268,140	$—	$839,122	$435,910	$1,275,032
Accrued interest payable	402	—	402	—	402
FHLB advances	32,972	—	34,147	798	34,945
Subordinated notes payable	24,101	—	34,810	—	34,810
Other borrowings	42,382	—	41,585	—	41,585

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

The following tables present the balances of financial assets measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$5,522	$—	$5,522
Obligations of States and political subdivisions	—	35,407	—	35,407
Mortgage-backed securities	—	72,581	—	72,581
Subordinated debt investments	—	2,040	—	2,040
Total securities available for sale	$—	$115,550	$—	$115,550
December 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,883	$—	$6,883
Obligations of States and political subdivisions	—	38,123	—	38,123
Mortgage-backed securities	—	75,876	—	75,876
Subordinated debt investments	—	4,043	—	4,043
Total securities available for sale	$—	$124,925	$—	$124,925

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at September 30, 2021; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at September 30, 2021.

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

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of September 30, 2021 and December 31, 2020.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2021
Impaired loans	$—	$—	$5,024	$5,024
OREO	—	—	1,303	1,303
Total	$—	$—	$6,327	$6,327
December 31, 2020
Impaired loans	$—	$—	$2,581	$2,581
OREO	—	—	2,677	2,677
Total	$—	$—	$5,258	$5,258

The following table presents additional quantitative information about assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2021 and December 31, 2020:

September 30, 2021		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$5,024	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	1,303	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$6,327

December 31, 2020		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$2,581	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,677	Appraisals	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,258

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

Goodwill: The following table provides changes in goodwill for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$9,582	$9,391
Measurement period adjustments	—	191
Balance at the end of the period	$9,582	$9,582

The measurement period adjustments in the table above relate to the finalization of tax and related deferred tax adjustments in connection with the acquisition of Partners.

Core Deposit Intangible: The Company acquired core deposit intangibles in the Liberty merger and the Partners Share Exchange. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight line method of amortization when the straight line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible is being amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months. The following table provides changes for the nine months ended September 30, 2021, and the year ended December 31, 2020:

	September 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$2,660	$3,373
Amortization	(455)	(713)
Balance at the end of the period	$2,205	$2,660

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

September 30,
Dollars in Thousands	2021
2021	$145
2022	520
2023	467
2024	415
2025	246
Thereafter	412
$2,205

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

The following table provides changes in the net deposit discount for the nine months ended September 30, 2021 and the year ended December 31, 2020:

	September 30,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$(23)	$(31)
Amortization, net	11	8
Balance at the end of the period	$(12)	$(23)

The following table provides the accretion for the net deposit discount over the years indicated below:

September 30,
Dollars in Thousands	2021
2021	$3
2022	6
2023	2
2024	1
$12

The net effect of the amortization of premiums and accretion of discounts associated with the Bank’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	September 30,	September 30,
	2021	2020
Nine Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$1,149	$1,391
Time deposits (2)	(11)	(3)
Core deposit intangible (3)	(455)	(540)
Note Payable (4)	(4)	(5)
Net impact to income before taxes	$679	$843

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statement of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statement of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expense" section of "Non-interest Expense" in the Consolidated Statement of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statement of Income.

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

Mortgage Banking Income

Mortgage banking income, which is included in noninterest income, consists of gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors generated through Partners majority owned subsidiary JMC. JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. Loans are initially funded primarily by JMC’s warehouse lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the warehouse lines of credit are repaid.

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

Note 15. Subsequent Event

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with OceanFirst Financial Corp., a Delaware corporation (“OCFC”) and Coastal Merger Sub Corp., a Maryland corporation and a direct wholly-owned subsidiary of OCFC (“Merger Sub”). Pursuant to the Agreement, Merger Sub will be merged with and into the Company, whereby the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation as a wholly-owned direct subsidiary of OCFC (the “First-Step Merger”). Immediately thereafter, the Company will be merged with and into OCFC, whereby the separate corporate existence of the Company will cease and OCFC will be the surviving corporation in the merger (the “Second-Step Merger”, and together with the First-Step Merger, the “Integrated Mergers”). Immediately following the consummation of the Integrated Mergers, Delmarva will be merged with and into OceanFirst Bank N.A., the wholly-owned national banking association subsidiary of OCFC (“OceanFirst Bank”), with OceanFirst Bank as the surviving bank (the “Delmarva Merger”). Immediately following the consummation of the Delmarva Merger, Partners will be merged with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank (the “Partners Merger”).

At the effective time of the First-Step Merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First-Step Merger, other than Exception Shares (as defined in the Agreement), will be converted into the right to receive either (a) 0.4512 shares of common stock, par value $0.01 per share, of OCFC or (b) $10.00, in each case, at the election of the holder of the Company’s common stock, subject to (x) a maximum of forty percent (40%) of the shares of the Company’s common stock being convertible into cash and (y) the allocation and proration provisions of the Agreement. For more information on this pending transaction refer to the Company's Current Report on Form 8-K filed with the SEC on November 4, 2021.

Note 16. Recent Accounting Pronouncements

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

In May 2021, the FASB issued ASU 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force).” The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021. Transition is prospective. Early adoption is permitted.  The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification.  The Company does not expect the adoption of ASU 2021-06 to have a material impact on its financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company’s financial condition at September 30, 2021 to its financial condition at December 31, 2020 and the results of operations for the three and nine months ended September 30, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the other information included in this Quarterly Report on Form 10-Q. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results for the year ending December 31, 2021 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the ability of the Company and OceanFirst Financial Corp. (“OCFC”), to obtain the required regulatory and shareholder approvals necessary to complete the pending merger with OCFC;
●	the risk that the integration of OCFC’s and the Company’s operations will be materially delayed or will be more costly or difficult than expected or that OCFC and the Company are otherwise unable to successfully integrate their businesses and achieve the expected cost savings and other benefits of the transaction;
●	deposit attrition, operating costs, customer losses and other disruptions to the Company’s businesses as a result of the announcement and pendency of the proposed merger with OCFC, and diversion of management’s attention from ongoing business operations and opportunities;
●	changes in interest rates;
●	general economic and financial market conditions, in the United States generally and particularly in the markets in which the Company operates and in which its loans are concentrated, including the effects of declines in real estate values, increases in or sustained high levels of unemployment and bankruptcies and slowdowns in economic growth, including as a result of the ongoing coronavirus pandemic (“COVID-19”);
●	the quality or composition of the loan or investment portfolios and changes therein;
●	demand for loan products and financial services in the Company’s market area;
●	the Company’s ability to manage its growth or implement its growth strategy, including with respect to the Company’s recent expansion into the Greater Washington market;
●	the introduction of new lines of business or new products and services;
●	the Company’s ability to recruit and retain key employees;
●	real estate values in the Company’s lending area;

●	an insufficient allowance for credit losses;
●	the Company’s liquidity and capital positions;
●	concentrations of loans secured by real estate, particularly commercial real estate;
●	the effectiveness of the Company’s credit processes and management of the Company’s credit risk;
●	the Company’s ability to compete in the market for financial services;
●	technological risks and developments, and cyber threats, attacks, or events;
●	the potential adverse effects of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts or public health events (including the COVID-19 pandemic), and of governmental and societal responses thereto; these potential adverse effects may include, without limitation, adverse effects on the ability of the Company’s borrowers to satisfy their obligations to the Company, on the value of collateral securing loans, on the demand for the Company’s loans or its other products and services, on incidents of cyberattack and fraud, on the Company’s liquidity or capital positions, on risks posed by reliance on third-party service providers, on other aspects of the Company’s business operations and on financial markets and economic growth;
●	the potential effect of the COVID-19 pandemic, the steps the Company takes in response to the pandemic, the severity and duration of the pandemic, and the distribution and efficacy of vaccines, including the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	performance by the Company’s counterparties or vendors;
●	deposit flows;
●	the availability of financing and the terms thereof;
●	the level of prepayments on loans and mortgage-backed securities;
●	legislative or regulatory changes and requirements, including further legislative and regulatory reactions to the COVID-19 pandemic;
●	the effects of changes in federal, state or local tax laws and regulations;
●	monetary and fiscal policies of the U.S. government including policies of the U.S. Department of the Treasury and the Federal Reserve;
●	changes to applicable accounting principles and guidelines; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2020 Annual Report on Form 10-K and comparable sections of this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (this “Quarterly Report”) and related disclosures in other filings which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Partners Bancorp, a bank holding corporation, through its wholly owned subsidiaries, The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Virginia Partners”), each of which are commercial banking corporations, engages in general commercial banking operations, with twenty branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the cities of Fredericksburg and Reston, Virginia, and Spotsylvania County, Virginia.

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

On November 4, 2021, the Company announced the signing of a definitive Agreement and Plan of Merger, dated as of November 4, 2021, pursuant to which the Company will be acquired by OCFC. Under the terms of the merger agreement, each share of Company common stock (other than Exception Shares, as defined in the merger agreement), will be converted into the right to receive either 0.4512 shares of common stock of OCFC or $10.00, in each case, at the election of the holder of Company common stock, subject to a maximum of forty percent (40%) of the shares of Company common stock being convertible into cash and the allocation and proration provisions of the merger agreement. For more information on this pending transaction refer to Note 15—Subsequent Events to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q and the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021.

The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

The COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries and dramatically increased unemployment in the Company’s areas of operation and nationally. These events have continued to affect the Company’s operations in the first nine months of 2021 and are likely to impact the Company’s financial results throughout the remainder of fiscal year 2021. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Virginia Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, management believes that the plans have been implemented successfully. The operation of these plans continues to require daily oversight in order to properly navigate this complex and ever-changing environment. The roll out of these plans previously resulted in adjustments to both Delmarva and Virginia Partners branch operations, including, but not limited to, lobby and drive-thru hours as well as physical access, the provision of personal protection equipment to employees and customers, and having employees work remotely whenever possible. As of September 30, 2021, both Delmarva and Virginia Partners branch operations were operating under normal lobby and drive-thru hours. In addition, the majority of Delmarva’s and Virginia Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis. Delmarva and Virginia Partners continue to proactively work with their local, state and federal government agencies to ensure their response to the COVID-19 pandemic is both safe and sound with little disruption to their customers. Additionally, Delmarva and Virginia Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

Future developments with respect to the COVID-19 pandemic are highly uncertain and cannot be predicted and new information may emerge concerning the severity of the outbreak and the actions to contain the outbreak or treat its impact, among others. Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect the Company in the future. Please refer to the “Provision for (Reversal of) Credit Losses and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

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

Critical Accounting Policies

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision for (Reversal of) Credit Losses and Allowance for Credit Losses” and Note 1 and Note 3 of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations

Net income attributable to the Company was $2.7 million, or $0.15 per basic and diluted share, for the three months ended September 30, 2021, a $1.6 million, or 141.1%, increase when compared to net income attributable to the Company of $1.1 million, or $0.06 per basic and diluted share, for the same period in 2020.

The increase in net income attributable to the Company for the three months ended September 30, 2021, as compared to the same period in 2020, was driven by an increase in net interest income and a lower provision for credit losses, and was partially offset by a decrease in other income and higher other expenses and federal and state income taxes.

Net income attributable to the Company was $5.9 million, or $0.33 per basic and diluted share, for the nine months ended September 30, 2021, a $1.4 million or 30.3% increase when compared to net income attributable to the Company of $4.6 million, or $0.26 per basic and diluted share, for the same period in 2020.

The increase in net income attributable to the Company for the nine months ended September 30, 2021, as compared to the same period in 2020, was driven by an increase in net interest income, lower provision for credit losses, and an increase in other income, and was partially offset by higher other expenses and federal and state income taxes.

The Company’s results of operations for the three and nine months ended September 30, 2021 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to higher net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration and lower rates paid on average interest bearing deposits;
●	A higher net interest margin (tax equivalent basis) for the three months ended September 30, 2021;
●	A significantly lower provision for credit losses due to the current economic environment and the COVID-19 pandemic compared to September 30, 2020; and

●	Improved operating results of Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC, and higher mortgage division fees at Delmarva for the nine months ended September 30, 2021.

Negative Impacts:

●	A lower net interest margin (tax equivalent basis) for the nine months ended September 30, 2021;
●	Lower gains on sales and calls of investment securities for the nine months ended September 30, 2021;
●	Higher losses on other real estate owned due to valuation adjustments, partially offset by higher gains on sales; and
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new information technology and training center during the fourth quarter of 2020 and its twelfth full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021.

For the three months ended September 30, 2021, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.66%, 7.79% and 73.86%, respectively, as compared to 0.29%, 3.30% and 71.45%, respectively, for the same period in 2020.

For the nine months ended September 30, 2021, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.50%, 5.86% and 73.49%, respectively, as compared to 0.44%, 4.57% and 70.93%, respectively, for the same period in 2020.

Financial Condition

Total assets as of September 30, 2021 were $1.64 billion, an increase of $123.6 million, or 8.2%, from December 31, 2020.  Key drivers of this change were increases in cash and cash equivalents and total loans held for investment.  Changes in key balance sheet components as of September 30, 2021 compared to December 31, 2020 were as follows:

●	Interest bearing deposits in other financial institutions as of September 30, 2021 were $300.8 million, an increase of $82.1 million, or 37.5%, from December 31, 2020. Key drivers of this change were total deposit growth outpacing total loan growth, a decrease in investment securities available for sale, at fair value, and the Company repositioning its excess liquidity in order to earn higher amounts of interest income, which were partially offset by a decrease in long-term borrowings with the Federal Home Loan Bank and other borrowings;
●	Federal funds sold as of September 30, 2021 were $30.0 million, a decrease of $20.3 million, or 40.4%, from December 31, 2020. Key drivers of this change were the aforementioned items noted in the analysis of interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of September 30, 2021 were $115.6 million, a decrease of $9.4 million, or 7.5%, from December 31, 2020. Key drivers of this change were higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $2.7 million as of September 30, 2021 were $1.11 billion, an increase of $69.7 million, or 6.7%, from December 31, 2020. Key drivers of this change were the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $58.8 million under rounds one and two of the PPP, and an increase in organic growth, including growth of approximately $40.6 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market. As of September 30, 2021, approximately $14.4 million in loans under rounds one and two of the PPP were still outstanding;
●	Total deposits as of September 30, 2021 were $1.44 billion, an increase of $167.3 million, or 13.2%, from December 31, 2020. Key drivers of this change were organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which were deposited directly into the operating accounts of these customers at the Company;

●	Total borrowings as of September 30, 2021 were $49.3 million, a decrease of $50.2 million, or 50.5%, from December 31, 2020. Key drivers of this change was a decrease in long-term borrowings with the Federal Home Loan Bank resulting from maturities and payoffs of borrowings that were not replaced, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, and a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company had previously been pledged as collateral. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility; and
●	Total stockholders’ equity as of September 30, 2021 was $139.5 million, an increase of $2.9 million, or 2.1%, from December 31, 2020. Key drivers of this change was the net income attributable to the Company for the nine months ended September 30, 2021, which was partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

Delmarva's Tier 1 leverage capital ratio was 7.9% at September 30, 2021 as compared to 8.1% at December 31, 2020. At September 30, 2021, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.5% and 12.8%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2020.

Virginia Partners’ Tier 1 leverage capital ratio was 8.8% at September 30, 2021 as compared to 9.5% at December 31, 2020. At September 30, 2021, Virginia Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.7% and 12.4%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 13.1% and 13.5%, respectively, at December 31, 2020.

As of September 30, 2021, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At September 30, 2021, nonperforming assets totaled $8.1 million, an increase from December 31, 2020 balances of $7.6 million. The primary driver of this increase was an increase in nonaccrual loans, which was partially offset by decreases in loans past due 90 days or more and still accruing interest and OREO, net. Nonaccrual loans totaled approximately $6.8 million at September 30, 2021, as compared to $4.9 million at December 31, 2020. Loans past due 90 days or more and still accruing interest totaled $0 at September 30, 2021, as compared to $2 thousand at December 31, 2020. OREO, net as of September 30, 2021 totaled $1.3 million, as compared to $2.7 million at December 31, 2020. Nonperforming loans as a percentage of total assets was 0.41% at September 30, 2021, as compared to 0.32% at December 31, 2020. Nonperforming assets to total assets as of September 30, 2021 was 0.49%, as compared to 0.50% at December 31, 2020. Loans classified as TDRs totaled $7.9 million at September 30, 2021, as compared to $6.7 million at December 31, 2020, representing an increase of $1.2 million during the first nine months of 2021. This increase was primarily due to one loan relationship that was classified as a TDR during the first nine months of 2021, partially offset by four loan relationships that no longer met the definition of a TDR, two loan relationships that were charged-off, and two loan relationships that were paid off.

Net charge-offs were $249 thousand, or 0.09% of average total loans (annualized), for the three months ended September 30, 2021, as compared to $572 thousand, or 0.22% of average total loans (annualized), for the same period of 2020. Net charge-offs were $740 thousand, or 0.09% of average total loans (annualized), for the nine months ended September 30, 2021, as compared to $1.1 million, or 0.13% of average total loans (annualized), for the same period of 2020. The allowance for credit losses to total loans ratio was 1.36% at September 30, 2021, as compared to 1.28% at December 31, 2020. In addition to the allowance for credit losses, as of September 30, 2021 and December 31, 2020, the Company had $2.7 million and $4.0 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months	Nine Months
	Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2021	2021	2020
Yield on earning assets	3.56%	3.65%	4.04%
Return on average assets	0.66%	0.50%	0.40%
Return on average equity	7.79%	5.86%	4.24%
Average equity to average assets	8.42%	8.58%	9.34%

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

Net income attributable to the Company was $2.7 million and $5.9 million for the three and nine months ended September 30, 2021, respectively, as compared to net income attributable to the Company of $1.1 million and $4.6 million, respectively, for the same periods of 2020.

The following is a summary of the results of operations by the Company for the three and nine months ended September 30, 2021 and 2020.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

			(Dollars in Thousands)
Net interest income	$11,935	$10,550	$34,584	$32,558
Provision for (recovery of) credit losses	(30)	1,967	2,568	5,142
Provision for income taxes	839	308	1,847	1,410
Noninterest income	2,076	2,330	6,543	6,021
Noninterest expense	10,390	9,249	30,340	27,094
Total income	16,157	15,984	48,028	47,963
Total expenses	13,345	14,628	41,656	43,030
Net income	2,812	1,356	6,372	4,933
Net income attributable to Partners Bancorp	2,696	1,117	5,946	4,563
Basic earnings per share	0.152	0.063	0.335	0.256
Diluted earnings per share	0.151	0.063	0.334	0.256

Interest Income and Expense – Three Months Ended September 30, 2021 and 2020

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

Net interest income in the third quarter of 2021 increased by $1.4 million, or 13.1%, when compared to the third quarter of 2020. The Company's net interest margin (tax equivalent basis) increased to 3.02%, representing an increase of 16 basis points for the three months ended September 30, 2021 as compared to the same period in 2020. The increase in the net interest margin (tax equivalent basis) was primarily due to an increase in the average balance of and yields earned on average loans, due primarily to higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP, and lower average balances of and rates paid on average interest-bearing liabilities, which were partially offset by lower average balances of and yields earned on average investment securities. The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of interest bearing deposits in other financial institutions and federal funds sold, and were partially offset by lower average balances of cash and due from banks, each of which are lower yielding interest-earning assets. Total interest income increased by $427 thousand, or 3.1%, for the three months ended September 30, 2021 while total interest expense decreased by $958 thousand, or 30.9%, both as compared to the same period in 2020.

The most significant factors impacting net interest income during the three month period ended September 30, 2021 were as follows:

Positive Impacts:

●	Increases in average loan balances and higher loan yields, primarily due to organic loan growth, and higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, and higher rates paid. The increase in average rates paid was primarily due to the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, both of which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Negative Impacts:

●	Decreases in average investment securities balances and lower investment securities yields, primarily due to accelerated pre-payments on mortgage-backed investment securities and calls on higher yielding investment securities in the current low interest rate environment; and
●	Increases in average interest bearing deposits in other financial institutions and federal funds sold, partially offset by a decrease in average cash and due from banks, primarily due to deposit growth outpacing loan growth, and higher yields on each.

Loans

Average loan balances increased by $37.7 million, or 3.6%, and average yields earned increased by 0.05% to 4.86% for the three months ended September 30, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $38.5 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continues to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The increase in average yields earned was primarily due to higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP, which was partially offset by pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of

1%.  Total average loans were 69.4% of total average interest-earning assets for the three months ended September 30, 2021, compared to 71.8% for the three months ended September 30, 2020.

Investment securities

Average total investment securities balances decreased by $13.2 million, or 9.4%, and average yields earned decreased by 0.46% to 1.99% for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to accelerated pre-payments on mortgage-backed investment securities and calls on higher yielding investment securities in the low interest rate environment and lower interest rates over the comparable period.  The accelerated pre-payments on mortgage-backed investment securities have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.1% of total average interest-earning assets for the three months ended September 30, 2021, compared to 9.5% for the three months ended September 30, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $100.8 million, or 12.1%, and average rates paid decreased by 0.40% to 0.70% for the three months ended September 30, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, including average growth of approximately $52.5 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $113.4 million, or 69.5%, and average rates paid increased by 1.97% to 3.92% for the three months ended September 30, 2021, as compared to the same period in 2020.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  The increase in average rates paid was primarily due to the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Interest Income and Expense – Nine Months Ended September 30, 2021 and 2020

Net interest income and net interest margin

Net interest income in the first nine months of 2021 increased by $2.0 million, or 6.2%, when compared to the first nine months of 2020.  The Company's net interest margin (tax equivalent basis) decreased to 3.05%, representing a decrease of 18 basis points for the nine months ended September 30, 2021 as compared to the same period in 2020.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities.  These margin pressures were offset by higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP, increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities.  The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, which are lower yielding interest-earning assets.  Total interest income decreased by $457 thousand, or 1.1%, for the nine months ended September 30, 2021 while total interest expense decreased by $2.5 million, or 26.5%, both as compared to the same period in 2020.

The most significant factors impacting net interest income during the nine months ended September 30, 2021 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth and loans originated and funded under the PPP, and higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP, partially offset by lower loan yields;
●	Increases in average investment securities balances, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs, partially offset by lower investment securities yields;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020, and higher rates paid. The increase in average rates paid was primarily due to the issuance of subordinated notes payable being a higher cost interest-bearing liability and the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were both lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Negative Impacts:

●	Increases in average cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, primarily due to deposit growth outpacing loan growth, and lower yields on each.

Loans

Average loan balances increased by $41.3 million, or 4.0%, and average yields earned decreased by 0.12% to 4.90% for the nine months ended September 30, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $38.5 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, and loans originated and funded under the PPP, which were partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continues to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of 1%, which were partially offset by higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 70.8% of total average interest-earning assets for the nine months ended September 30, 2021, compared to 77.2% for the nine months ended September 30, 2020.

Investment securities

Average total investment securities balances increased by $3.9 million, or 3.1%, and average yields earned decreased by 0.85% to 1.86% for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower interest rates over the comparable period.  In addition, the decrease in average yields earned was driven by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.  These prepayments have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.5% of total average interest-earning assets for the nine months ended September 30, 2021, compared to 9.3% for the nine months ended September 30, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $112.5 million, or 14.3%, and average rates paid decreased by 0.46% to 0.78% for the nine months ended September 30, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, including average growth of approximately $52.5 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $71.1 million, or 53.5%, and average rates paid increased by 1.49% to 3.51% for the nine months ended September 30, 2021, as compared to the same period in 2020.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020.  The increase in average rates paid was primarily due to the issuance of subordinated notes payable, which is a higher cost interest-bearing liability, and the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were both lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

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

	Three Months Ended			Three Months Ended
	September 30, 2021			September 30, 2020
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$195,066	$71	0.14%	$202,812	$48	0.09%
Interest Bearing Deposits From Banks	73,177	24	0.13%	34,239	6	0.07%
Taxable Securities (1)	92,694	364	1.56%	103,629	538	2.07%
Tax-exempt Securities (2)	34,512	274	3.15%	36,816	328	3.54%
Total Investment Securities (1) (2)	127,206	638	1.99%	140,445	866	2.45%
Federal Funds Sold	86,472	25	0.11%	38,028	5	0.05%
Loans: (3)
Commercial and Industrial (4)	152,582	2,179	5.67%	190,733	2,045	4.27%
Real Estate (4)	917,056	10,987	4.75%	843,266	10,483	4.95%
Consumer (4)	2,962	42	5.63%	4,374	64	5.82%
Keyline Equity (4)	17,183	155	3.58%	15,259	139	3.62%
Visa Credit Card	—	(2)	—%	227	3	5.26%
State and Political	981	12	4.85%	529	9	6.77%
Keyline Credit	123	6	19.35%	150	7	18.57%
Other Loans	2,355	4	0.67%	1,024	6	2.33%
Total Loans (2)	1,093,242	13,383	4.86%	1,055,562	12,756	4.81%
Allowance For Credit Losses	15,219			10,754
Unamortized Discounts on Acquired Loans	3,055			4,914
Total Loans, Net	1,074,968			1,039,894
Other Assets	72,665			65,988
Total Assets/Interest Income	$1,629,554	$14,141		$1,521,406	$13,681

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$498,646	$—	—%	$384,796	$—	—%
Interest Bearing Demand	135,841	105	0.31%	109,033	122	0.45%
Money Market Accounts	245,085	150	0.24%	176,221	223	0.50%
Savings Accounts	131,415	52	0.16%	107,780	44	0.16%
All Time Deposits	419,020	1,332	1.26%	437,560	1,899	1.73%
Total Interest Bearing Deposits	931,361	1,639	0.70%	830,594	2,288	1.10%
Total Deposits	1,430,007	—		1,215,390	—
Borrowings	27,020	135	1.98%	138,030	398	1.15%
Notes Payable	22,787	357	6.22%	25,131	402	6.36%
Lease Liability	2,174	15	2.74%	2,291	16	2.78%
Other Liabilities	10,368	—		5,825	—
Stockholder's Equity	137,198	—		134,739	—
Total Liabilities & Equity/Interest Expense	$1,629,554	$2,146		$1,521,406	$3,104

Earning Assets/Interest Income (2)	$1,575,163	$14,141	3.56%	$1,471,086	$13,681	3.70%
Interest Bearing Liabilities/Interest Expense	$983,342	$2,146	0.87%	$996,046	$3,104	1.24%
Net interest income (5)		$11,995			$10,577

Earning Assets/Interest Expense			0.54%			0.84%
Net Interest Spread (2)			2.70%			2.46%
Net Interest Margin (2)			3.02%			2.86%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $58 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the three months ended September 30, 2021 and $87 thousand and $2 thousand respectively, for the three months ended September 30, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $62 thousand for the three month period ended September 30, 2020, which are not reflected above.

	Nine Months Ended			Nine Months Ended
	September 30, 2021			September 30, 2020
(Dollars in Thousands)	Average		Yield	Average		Yield
(Unaudited)	Balance	Interest	(Annualized)	Balance	Interest	(Annualized)
Assets
Cash & Due From Banks	$171,826	$138	0.11%	$113,150	$121	0.14%
Interest Bearing Deposits From Banks	81,483	61	0.10%	31,967	101	0.42%
Taxable Securities (1)	94,503	962	1.36%	89,828	1,593	2.37%
Tax‑exempt Securities (2)	34,863	838	3.21%	35,591	955	3.58%
Total Investment Securities (1) (2)	129,366	1,800	1.86%	125,419	2,548	2.71%
Federal Funds Sold	62,948	44	0.09%	35,702	117	0.44%
Loans: (3)
Commercial and Industrial (4)	159,372	7,195	6.04%	164,446	5,515	4.48%
Real Estate (4)	890,596	31,771	4.77%	851,609	32,811	5.15%
Consumer (4)	3,232	143	5.92%	4,477	202	6.03%
Keyline Equity (4)	16,610	449	3.61%	16,011	479	4.00%
Visa Credit Card	64	1	2.09%	231	11	6.36%
State and Political	755	30	5.31%	557	28	6.71%
Keyline Credit	128	24	25.07%	90	24	35.62%
Other Loans	9,910	12	0.16%	1,917	11	0.77%
Total Loans (2)	1,080,667	39,625	4.90%	1,039,338	39,081	5.02%
Allowance For Credit Losses	14,741			8,761
Unamortized Discounts on Acquired Loans	3,464			5,373
Total Loans, Net	1,062,462			1,025,204
Other Assets	71,840			59,358
Total Assets/Interest Income	$1,579,925	$41,668		$1,390,800	$41,968

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$470,019	$—	—%	$326,746	$—	—%
Interest Bearing Demand	123,706	315	0.34%	94,320	296	0.42%
Money Market Accounts	231,035	509	0.29%	156,985	652	0.55%
Savings Accounts	124,520	147	0.16%	98,407	141	0.19%
All Time Deposits	422,052	4,263	1.35%	439,066	6,242	1.90%
Total Interest Bearing Deposits	901,313	5,234	0.78%	788,778	7,331	1.24%
Total Deposits	1,371,332	—		1,115,524	—
Borrowings	37,604	484	1.72%	119,228	1,348	1.51%
Notes Payable	24,098	1,136	6.30%	13,590	656	6.45%
Lease Liability	2,203	47	2.85%	2,318	49	2.82%
Other Liabilities	9,058	—		6,734	—
Stockholder's Equity	135,630	—		133,406	—
Total Liabilities & Equity/Interest Expense	$1,579,925	$6,901		$1,390,800	$9,384

Earning Assets/Interest Income (2)	$1,526,290	$41,668	3.65%	$1,345,576	$41,968	4.17%
Interest Bearing Liabilities/Interest Expense	$965,218	$6,901	0.96%	$923,914	$9,384	1.36%
Net interest income (5)		$34,767			$32,584

Earning Assets/Interest Expense			0.60%			0.93%
Net Interest Spread (2)			2.69%			2.81%
Net Interest Margin (2)			3.05%			3.23%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $177 thousand and $6 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the nine months ended September 30, 2021 and $253 thousand and $7 thousand respectively, for the nine months ended September 30, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.
(5)	Net interest income on the consolidated statements of income includes fees and charges on loans of $234 thousand for the nine month period ended September 30, 2020, which are not reflected above.

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

Rate and Volume Analysis

Three Months Ended September 30, 2021 Versus September 30, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$454	$173	$627
Investment securities
Taxable	(57)	(117)	(174)
Exempt from Federal income tax	(21)	(33)	(54)
Federal funds sold	6	14	20
Other interest income	7	34	41
Total interest income	389	71	460
Interest Bearing Liabilities
Interest bearing deposits	218	(867)	(649)
Notes payable and leases	(38)	(8)	(46)
Funds purchased	(320)	57	(263)
Total Interest Expense	(140)	(818)	(958)
Net Interest Income	$529	$889	$1,418
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Nine Months Ended September 30, 2021 Versus September 30, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Rate	Net
Earning Assets
Loans (1)	$1,555	$(1,011)	$544
Investment securities
Taxable	83	(714)	(631)
Exempt from Federal income tax	(20)	(97)	(117)
Federal funds sold	89	(162)	(73)
Other interest income	166	(189)	(23)
Total interest income	1,873	(2,173)	(300)
Interest Bearing Liabilities
Interest bearing deposits	1,045	(3,142)	(2,097)
Notes payable and leases	461	17	478
Funds purchased	(923)	59	(864)
Total Interest Expense	583	(3,066)	(2,483)
Net Interest Income	$1,290	$893	$2,183
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At September 30, 2021 and December 31, 2020, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 28.0% and 23.0%, respectively, at September 30, 2021 and December 31, 2020. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

Provision for (Reversal of) Credit Losses and Allowance for Credit Losses

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

At September 30, 2021, the Company’s allowance for credit losses was $15.0 million, or 1.4% of total outstanding loans. At December 31, 2020, the Company's allowance for credit losses was $13.2 million, or 1.3% of total outstanding loans. The increase in the allowance for credit losses and as a percentage of total outstanding loans as of September 30, 2021, as compared to December 31, 2020, was primarily due to organic loan growth, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, the deterioration in asset quality and increased specific reserves of two loan relationships, the deterioration in asset quality and the establishment of a specific reserve on one loan relationship that has been individually evaluated for impairment, and an increase in historical loss rates, which were partially offset by a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment.

The (reversal of) credit losses in the third quarter of 2021 was $30 thousand, a decrease of $2.0 million, or 101.5%, when compared to the provision for credit losses of $2.0 million in the third quarter of 2020. The (reversal of) credit losses in the third quarter of 2021, as compared to the provision for credit losses in the same period of 2020, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment, which was partially offset by the deterioration in asset quality and establishment of a specific reserve on one loan relationship that has been individually evaluated for impairment, an increase in historical loss rates, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth.

The provision for credit losses in the first nine months of 2021 was $2.6 million, a decrease of approximately $2.6 million, or 50.1%, when compared to the provision for credit losses of $5.1 million in the first nine months of 2020. The decrease in the provision for credit losses during the nine months ended September 30, 2021, as compared to the same period of 2020, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment, which was partially offset by the deterioration in asset quality and increased specific reserves of two loan relationships, the deterioration in asset quality and the establishment of a specific reserve on one loan relationship that has been individually evaluated for impairment, an increase in historical loss rates, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth.

The (reversal of) provision for credit losses during the three and nine months ended September 30, 2021, as well as the allowance for credit losses as of September 30, 2021, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of September 30, 2021, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic

The Company discontinues accrual of interest on loans when management believes, after considering economic and business conditions and collection efforts that a borrower’s financial condition is such that the collection of interest is doubtful. Generally, the Company will place a delinquent loan in nonaccrual status when the loan becomes 90 days or more past due. At the time a loan is placed in nonaccrual status, all interest which has been accrued on the loan but remains unpaid is reversed and deducted from earnings as a reduction of reported interest income. No additional interest is accrued on the loan balance until the collection of both principal and interest becomes reasonably certain.

The following tables illustrate the Company’s past due and nonaccrual loans at September 30, 2021 and December 31, 2020:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At September 30, 2021 and December 31, 2020

	30 - 89 Days	Greater than 90 Days	Total
September 30, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$598	$598	$598
Residential real estate	263	504	767	1,533
Nonresidential	4,237	534	4,771	4,131
Home equity loans	62	—	62	32
Commercial	—	77	77	463
Consumer and other loans	4	—	4	—
TOTAL	$4,566	$1,713	$6,279	$6,757

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$708	$175	$883	$175
Residential real estate	2,764	679	3,443	2,022
Nonresidential	3,792	2,377	6,169	2,170
Home equity loans	80	54	134	54
Commercial	255	489	744	489
Consumer and other loans	7	2	9	—
TOTAL	$7,606	$3,776	$11,382	$4,910

Total nonaccrual loans at September 30, 2021 were $6.8 million, which reflects an increase of approximately $1.8 million from $4.9 million at December 31, 2020. Management believes the relationships on nonaccrual were adequately reserved at September 30, 2021. TDR’s not past due more than 90 days or on nonaccrual at September 30, 2021 amounted to $3.9 million, as compared to $4.9 million at December 31, 2020. This decrease was primarily due to four loan relationships that no longer met the definition of a TDR and pay-downs of principal loan balances during the nine months ended September 30, 2021. Total TDR’s increased $1.2 million to $7.9 million at September 30, 2021, compared to $6.7 million at December 31, 2020. This increase was primarily due to one loan relationship that was classified as a TDR during the first nine months of 2021, partially offset by four loan relationships that no longer met the definition of a TDR, two loan relationships that were charged-off, and two loan relationships that were paid off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at September 30, 2021 was $8.1 million compared to $7.6 million at December 31, 2020. The Company's ratio of nonperforming assets to total assets was 0.49% at September 30, 2021 compared to 0.50% at December 31, 2020. As noted above, there was an increase in nonaccrual loans during the nine months ended September 30, 2021. This increase was primarily due to the deteriorated financial condition of loan relationships totaling approximately $4.6 million, which was partially offset by pay-offs of approximately $1.7 million, charge-offs of approximately $481 thousand, normal paydowns of approximately $272 thousand, and the improved financial condition of loan relationships totaling approximately $276 thousand. Loans past due 90 days or more and accruing decreased during the nine months ended September 30, 2021. This decrease was primarily due to Delmarva selling its VISA credit card portfolio during the first quarter of 2021. OREO, net decreased during the nine months ended September 30, 2021 by $1.4 million. There were two properties with aggregate values of $1.1 million that were sold at a gain of $111 thousand during the first nine months of 2021, and valuation adjustments of $229 thousand were recorded on three properties with values of $1.5 million during the first nine months of 2021.

It is possible that the COVID-19 pandemic and the economic disruption related to it will negatively impact the Company’s financial position and results of operations during the fourth quarter of 2021. The Company may experience deterioration in asset quality, increased levels of charge-offs, and an increased level of provision for credit losses.

The following tables provide additional information on the Company’s nonperforming assets at September 30, 2021 and December 31, 2020.

Nonperforming Assets

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$6,757	$4,910
Loans past due 90 days or more and accruing	—	2
Total nonperforming loans (NPLs)	$6,757	$4,912
Other real estate owned (OREO)	1,303	2,677
Total nonperforming assets (NPAs)	$8,060	$7,589
Performing TDR's and TDR's 30-89 days past due	$5,577	$4,877
NPLs/Total Assets	0.41%	0.32%
NPAs/Total Assets	0.49%	0.50%
NPAs and TDRs/Total Assets	0.83%	0.82%
Allowance for credit losses/NPLs	222.45%	268.79%

Nonperforming Loans by Type

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$598	$175
Residential real estate	1,533	2,022
Nonresidential	4,131	2,170
Home equity loans	32	54
Commercial	463	489
Consumer and other loans	—	2
Total	$6,757	$4,912

The following table provides data related to loan balances and the allowance for credit losses for the nine months ended September 30, 2021 and the year ended December 31, 2020.

Allowance for Credit Losses Data

(Dollars in Thousands)

At September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
Average loans outstanding	$1,080,667	$1,043,678
Total loans outstanding	1,105,200	1,035,505
Total nonaccrual loans	6,757	4,910
Net loans charged off	740	995
Provision for credit losses	2,568	6,894
Allowance for credit losses	15,031	13,203
Allowance as a percentage of total loans outstanding	1.4%	1.3%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.6%	0.5%

The following table represents the activity of the allowance for credit losses for the three and nine months ended September 30, 2021 and 2020 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

	September 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,038	$2,206	$8,654	$228	$1,803	$32	$1,348	$15,309
Charge-offs	—	(11)	(138)	—	(91)	(23)	—	(263)
Recoveries	—	6	—	—	2	7	—	15
Provision	88	(50)	565	40	187	21	(881)	(30)
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031
Nine Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(570)	(6)	(185)	(46)	—	(846)
Recoveries	1	22	53	—	11	19	—	106
Provision	222	(183)	2,014	3	132	27	353	2,568
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031

	September 30, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$898	1,893	5,487	184	1,430	20	89	$10,001
Charge-offs	—	—	(38)	—	(497)	(55)	—	(590)
Recoveries	—	2	6	—	1	9	—	18
Provision	9	39	682	32	655	46	504	1,967
Ending Balance	$907	$1,934	$6,137	$216	$1,589	$20	$593	$11,396
Nine Months Ended
Beginning Balance	$602	1,380	4,073	142	826	14	267	$7,304
Charge-offs	—	(25)	(163)	(13)	(828)	(103)	—	(1,132)
Recoveries	1	10	10	10	20	31	—	82
Provision	304	569	2,217	77	1,571	78	326	5,142
Ending Balance	$907	$1,934	$6,137	$216	$1,589	$20	$593	$11,396

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At September 30, 2021 and December 31, 2020

(Dollars in thousands)

	September 30,			December 31,
	2021			2020
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$103,133	$1,126	9%	$74,706	$903	7%
Residential real estate	209,896	2,151	19%	199,349	2,351	19%
Nonresidential	618,277	9,081	57%	569,745	7,584	55%
Home equity loans	33,500	268	3%	34,226	271	3%
Commercial	135,615	1,901	12%	152,798	1,943	15%
Consumer and other loans	4,779	37	0%	4,681	37	0%
Unallocated	—	467	—%		114	—%
	$1,105,200	$15,031	100%	$1,035,505	$13,203	100%

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

In addition, in an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months. At the peak, which occurred during the second quarter of 2020, the Company, on a consolidated basis, had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding. As of September 30, 2021, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers.  The Company has identified nine specific higher risk industries to monitor the credit exposure of during this crisis.

The table below identifies these higher risk industries and the Company’s exposure to them as of September 30, 2021:

As of September 30, 2021
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)*
Hospitality (Hotels)	$84,513	36	7.69%
Amusement Services	10,100	8	0.92
Restaurants	53,876	67	4.90
Retail Commercial Real Estate	47,396	43	4.31
Movie Theatres	8,363	3	0.76
Aviation	—	—	—
Charter Boats/Cruises	1,484	2	0.13
Commuter Services	130	5	0.01
Manufacturing/Distribution	2,077	6	0.19
Totals	$207,939	170	18.91%

* Excludes loans originated under the PPP of the SBA.

As of September 30, 2021, there were no loans within these higher risk industries with respect to which the Company has granted loan payment deferrals.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended September 30, 2021 decreased by $254 thousand, or 10.9%, when compared to the three months ended September 30, 2020. Key changes in the components of noninterest income for the three months ended September 30, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts increased by $28 thousand, or 14.3%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2020;
●	Gains on sales and calls of investment securities increased by $3 thousand, or 100.0%, due primarily to Delmarva recording gains on sales or calls of investment securities during the third quarter of 2021, as compared to recording no gains on sales and calls of investment securities during the same period of 2020;

●	Mortgage banking income decreased by $348 thousand, or 26.7%, due primarily to Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC having a lower volume of loan closings as compared to the same period in 2020;
●	Gains on disposal of other assets decreased by less than $1 thousand as a result of Delmarva recording a gain on the disposal of information technology assets during the three months ended September 30, 2020 that was not present during the three months ended September 30, 2021; and
●	Other income increased by $63 thousand, or 7.6%, due primarily to increases in debit card income, merchant card and ATM fees, and Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021, which were partially offset by Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank.

Noninterest income during the nine months ended September 30, 2021 increased by $523 thousand, or 8.7%, when compared to the nine months ended September 30, 2020. Key changes in the components of noninterest income for the nine months ended September 30, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts decreased by $53 thousand, or 8.4%, due primarily to decreases in overdraft and nonsufficient fund fees as a result of the significant increase in deposit balances;
●	Gains on sales and calls of investment securities decreased by $546 thousand, or 96.1%, due primarily to Delmarva recording $3 thousand in gains on sales or calls of investment securities during the first nine months of 2021, as compared to recording $187 thousand in gains on sales and calls of investment securities during the same period of 2020. In addition, Virginia Partners recorded gains of $20 thousand on the sales and calls of investment securities during the first nine months of 2021, as compared to recording $381 thousand in gains on sales and calls of investment securities during the same period of 2020;
●	Mortgage banking income increased by $476 thousand, or 18.4%, due primarily to Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC having a higher volume of loan closings as compared to the same period in 2020;
●	Gains on sales of other assets increased by $2 thousand due primarily to Delmarva selling its VISA credit card portfolio during the first quarter of 2021, as compared to Delmarva recording a loss of less than $1 thousand on the disposal of information technology assets during the third quarter of 2020; and
●	Other income increased by $644 thousand, or 28.8%, due primarily to higher mortgage division fees at Delmarva, increases in debit card income, merchant card and ATM fees, Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021, and Virginia Partners recording higher fees from its participation in a loan hedging program with a correspondent bank.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended September 30, 2021 increased by $1.1 million, or 12.3%, when compared to the three months ended September 30, 2020. Key changes in the components of noninterest expense for the three months ended September 30, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $713 thousand, or 13.9%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, stock-based compensation expense and benefit costs. In addition, due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC, as well as lower mortgage division fees at Delmarva, salaries and employee benefits decreased due to a decrease in commissions expense paid;

●	Premises and equipment increased by $164 thousand, or 14.2%, primarily due to increases related to Delmarva opening its new information technology and training center during the fourth quarter of 2020 and its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021, repairs and maintenance, purchases of equipment and furniture that did not qualify for capitalization, and software amortization associated with Virginia Partners’ recently completed core conversion;
●	Amortization of core deposit intangible decreased by $28 thousand, or 16.1%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty Bell Bank acquisitions;
●	Losses on other real estate owned, net increased by $4 thousand, or 11.5%, primarily due to a valuation adjustment being recorded on one property during the third quarter of 2021, as compared to no valuation adjustment being recorded during the same period of 2020, and higher expenses related to other real estate owned, which were partially offset by a gain on the sale of one property during the third quarter of 2021, as compared to no gain being recorded during the same period of 2020; and
●	Other operating expenses increased by $288 thousand, or 10.4%, primarily due to higher expenses related to FDIC insurance assessments, director fees, legal, consulting, accounting and other professional fees, printing and supplies, telephone and data circuits, travel and entertainment, other losses and debit/credit/merchant card transactions.

Noninterest expense during the nine months ended September 30, 2021 increased by $3.2 million, or 12.0%, when compared to the nine months ended September 30, 2020.  Key changes in the components of noninterest expense for the nine months ended September 30, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $2.1 million, or 14.0%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, stock-based compensation expense and benefit costs. In addition, due to the increase in mortgage banking income from Virginia Partners’ majority owned subsidiary Johnson Mortgage Company, LLC, as well as higher mortgage division fees at Delmarva, salaries and employee benefits increased due to an increase in commissions expense paid;
●	Premises and equipment increased by $381 thousand, or 11.2%, primarily due to increases related to Delmarva opening its new information technology and training center during the fourth quarter of 2020 and its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021, repairs and maintenance, purchases of equipment, furniture and software that did not qualify for capitalization and software amortization associated with Virginia Partners’ recently completed core conversion, which were partially offset by lower expenses related to building security at Virginia Partners;
●	Amortization of core deposit intangible decreased by $85 thousand, or 15.8%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty Bell Bank acquisitions;
●	Losses on other real estate owned, net increased by $108 thousand, or 144.8%, primarily due to valuation adjustments being recorded on properties during the first nine months of 2021, as compared to no valuation adjustments being recorded during the same period of 2020, which was partially offset by higher gains on sales of properties during the first nine months of 2021 as compared to the same period of 2020; and
●	Other operating expenses increased by $783 thousand, or 9.4%, primarily due to higher expenses related to FDIC insurance assessments, internet banking charges, director fees, printing and supplies, travel and entertainment, legal, consulting, telephone and data circuits, other losses, and debit/credit/merchant card transactions, which were partially offset by lower expenses related to loans and Nasdaq listing fees.

Income Taxes

The provision for income taxes was $839 thousand during the three months ended September 30, 2021, compared to the provision for income taxes of $308 thousand during the three months ended September 30, 2020, an increase of $532 thousand or 172.7%. This increase was due primarily to higher consolidated income before taxes, which was partially offset by higher earnings on tax-exempt income, primarily bank owned life insurance policies.  For the three months ended September 30, 2021, the Company’s effective tax rate was approximately 23.8% as compared to 21.6% for the same period in 2020.

The provision for income taxes was $1.8 million during the nine months ended September 30, 2021, compared to the provision for income taxes of $1.4 million during the nine months ended September 30, 2020, an increase of $436 thousand or 30.9%. This increase was due primarily to higher consolidated income before taxes, which was partially offset by higher earnings on tax-exempt income, primarily bank owned life insurance policies.  For the nine months ended September 30, 2021, the Company’s effective tax rate was approximately 23.7% as compared to 23.6% for the same period in 2020.

In addition, Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.09 billion and $1.06 billion during the three months ended September 30, 2021 and 2020, respectively, and averaged $1.08 billion and $1.04 billion during the nine months ended September 30, 2021 and 2020, respectively.

The following table shows the composition of the loan portfolio by category at September 30, 2021 and December 31, 2020:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of September 30, 2021 and December 31, 2020

	September 30,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$103,133	$74,706
Residential real estate	209,896	199,349
Nonresidential	618,277	569,745
Home equity loans	33,500	34,226
Commercial	135,615	152,798
Consumer and other loans	4,779	4,681
	$1,105,200	$1,035,505
Less: Allowance for credit losses	(15,031)	(13,203)
	$1,090,169	$1,022,302

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at September 30, 2021:

Loan Maturities and Interest Rate Sensitivity

(Dollars in thousands)

		Between
	One Year	One and	After
September 30, 2021	or Less	Five Years	Five Years	Total
Real Estate Mortgage
Construction and land development	$44,801	$37,400	$20,932	$103,133
Residential real estate	43,013	104,482	62,401	209,896
Nonresidential	122,271	354,254	141,752	618,277
Home equity loans	21,107	3,118	9,275	33,500
Commercial	41,477	64,563	29,575	135,615
Consumer and other loans	1,200	2,348	1,231	4,779
Total loans receivable	$273,869	$566,165	$265,166	$1,105,200
Fixed-rate loans	$167,842	$502,113	$127,039	$796,994
Floating-rate loans	106,027	64,052	138,127	308,206
	$273,869	$566,165	$265,166	$1,105,200

At September 30, 2021, real estate mortgage loans included $278.3 million of owner-occupied non-farm, non-residential loans, and $293.9 million of other non-farm, non-residential loans, which is 28.8% and 30.5% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $254.7 million of owner-occupied non-farm, non-residential loans, and $263.5 million of other non-farm, non-residential loans, which is 29.0% and 30.0% of real estate mortgage loans, respectively. This represents an increase at September 30, 2021 of $23.7 million and $30.4 million, or 9.3% and 11.5%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At September 30, 2021, real estate mortgage loans included $103.1 million of construction and land development loans, and $28.9 million of multi-family residential loans, which are 10.7% and 3.0% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $74.7 million of construction and land development loans, and $28.6 million of multi-family residential loans, which were 8.5% and 3.4% of real estate mortgage loans, respectively. This represents an increase at September 30, 2021 of $28.4 million, or 38.0%, in construction and land development loans, and an increase at September 30, 2021 of $332 thousand, or 1.2%, in multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 259.9% of total risk-based capital at September 30, 2021, as compared to 234.0% at December 31, 2020. Construction and land development loans were 62.9% of total risk-based capital at September 30, 2021, as compared to 47.7% at December 31, 2020.

At September 30, 2021, real estate mortgage loans included home equity loans of $33.5 million and residential real estate loans of $209.9 million, compared to $34.2 million and $199.3 million at December 31, 2020, respectively. Home equity loans decreased $724 thousand, or 2.1%, during the nine months ended September 30, 2021, while residential real estate loans increased $10.5 million, or 5.3%, during the nine months ended September 30, 2021. At September 30, 2021, commercial loans were $135.6 million, compared to $152.8 million at December 31, 2020, a decrease of $17.2 million, or 11.2%, during the nine months ended September 30, 2021.

The overall increase in loans from the year ended December 31, 2020 to September 30, 2021 was due primarily to the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $58.8 million under rounds one and two of the PPP, and an increase in organic growth, including growth of approximately $40.6 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market. As of September 30, 2021, approximately $14.4 million in loans under rounds one and two of the PPP were still outstanding.

Beginning late in the first quarter of 2020, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under the PPP in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. During round one of this program, Virginia Partners, an SBA approved lender, directly originated and funded almost 700 loans totaling approximately $64.2 million, all of which were previously pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Beginning in the fourth quarter of 2020 and continuing through the third quarter of 2021, Virginia Partners received forgiveness payments from the Small Business Administration related to many of these loans. As of September 30, 2021, Virginia Partners had approximately $48 thousand in loans still outstanding under round one of this program, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Remaining aggregate fees, net of costs to originate, from the Small Business Administration of approximately $2 thousand will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis, which Virginia Partners expects to continue through 2021.

Beginning early in the first quarter of 2021, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under round two of this program in an identical manner as was done by each under round one of the program. As of September 30, 2021, Virginia Partners has directly originated and funded over 430 loans totaling approximately $30.9 million, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. As of September 30, 2021, Virginia Partners had approximately $14.4 million in loans still outstanding under round two of this program. Aggregate fees, net of costs to originate, from the Small Business Administration of approximately $733 thousand will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $127.2 million during the three months ended September 30, 2021 as compared to $140.4 million for the three months ended September 30, 2020. This represented 8.1% and 9.5% of total average interest-earning assets for the three months ended September 30, 2021 and 2020, respectively. Total investment securities averaged $129.4 million during the nine months ended September 30, 2021 as compared to $125.4 million for the nine months ended September 30, 2020. This represented 8.5% and 9.3% of total average interest-earning assets for the nine months ended September 30, 2021 and 2020, respectively. The decrease in average total investment securities for the three months ended September 30, 2021, as compared to the same period of 2020, was primarily due to accelerated pre-payments on mortgage-backed investment securities and calls on higher yielding investment securities in the low interest rate environment. The increase in average total investment securities for the nine months ended September 30, 2021, as compared to the same period of 2020, was due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by accelerated pre-payments on mortgage-backed investment securities and calls on higher yielding investment securities in the low interest rate environment.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At September 30, 2021 and December 31, 2020, investment securities available for sale, at fair value totaled $115.6 million and $124.9 million, respectively. Investment securities available for sale, at fair value decreased by $9.4 million, or 7.5%, during the nine months ended

September 30, 2021. This decrease was primarily due to higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At September 30, 2021 and December 31, 2020 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the as of September 30, 2021:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

	September 30, 2021
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$5,575	4.9%	$65	$118	$5,522
Obligations of States and political subdivisions	34,047	29.8%	1,395	35	35,407
Mortgage-backed securities	72,700	63.6%	421	540	72,581
Subordinated debt investments	1,990	1.7%	52	2	2,040
	$114,312	100.0%	$1,933	$695	$115,550

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $4.9 million and $5.4 million at September 30, 2021 and December 31, 2020, respectively, a decrease of $575 thousand, or 10.6%, for the nine months ended September 30, 2021.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the nine months ended September 30, 2021, the net unrealized gains in the Company’s investment securities available for sale portfolio decreased by approximately $1.8 million, or 59.8%, to $1.2 million at September 30, 2021.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.22 billion to $1.43 billion, an increase of $214.6 million, or 17.7%, for the three months ended September 30, 2021 over the average total deposits for the three months ended September 30, 2020. Average total deposits increased from $1.12 billion to $1.37 billion, an increase of $255.8 million, or 22.9%, for the nine months ended September 30, 2021 over the average total deposits for the nine months ended September 30, 2020. These increases were primarily due to organic deposit growth. At September 30, 2021, total deposits were $1.44 billion as compared to $1.27 billion at December 31, 2020, an increase of $167.3 million, or 13.2%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which are deposited directly into the operating accounts of these customers at the Company. Non-interest bearing demand deposits increased to $493.8 million at September 30, 2021, a $103.3 million, or 26.4%, increase from $390.5 million in non-interest bearing demand deposits at December 31, 2020, due primarily to the aforementioned items above with respect to average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of September 30, 2021 and December 31, 2020

(Dollars in Thousands)

	September 30,	Percentage	December 31,	Percentage
	2021	of Deposits	2020	of Deposits
Noninterest bearing deposits	$493,786	34.40%	$390,511	30.79%
Interest bearing deposits:
Money market, NOW, and savings accounts	531,947	37.06%	448,619	35.38%
Certificates of deposit, $100 thousand or more	—	—%	—	—%
Other certificates of deposit	409,720	28.54%	429,010	33.83%
Total interest bearing deposits	941,667	65.60%	877,629	69.21%
Total	$1,435,453	100.00%	$1,268,140	100.00%

The Company's loan-to-deposit ratio was 77.0% at September 30, 2021 as compared to 81.7% at December 31, 2020. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.34 billion at September 30, 2021, an increase of $205.6 million, or 18.1%, from $1.13 billion at December 31, 2020, and excluded $95.2 million and $133.5 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

September 30,
2021
Three months or less	$69,661
Over three months through six months	41,615
Over six months through twelve months	115,922
Over twelve months	182,522
Total	$409,720

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $100 thousand or more at the date indicated:

Maturities of Certificates of Deposit Greater than $100 Thousand

(Dollars in Thousands)

September 30,
2021
Three months or less	$45,268
Over three months through six months	25,917
Over six months through twelve months	76,347
Over twelve months	125,319
Total	$272,851

Borrowings. Borrowings at September 30, 2021 and December 31, 2020 consist primarily of long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At September 30, 2021 and December 31, 2020, there were no short-term borrowings with the FHLB. At September 30, 2021, long-term borrowings with the FHLB were $26.5 million as compared to $33.0 million at December 31, 2020, a decrease of $6.5 million, or 19.7%. This decrease was primarily due to maturities and payoffs of borrowings that were not replaced. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At September 30, 2021, subordinated notes payable, net, were $22.2 million as compared to $24.1 million at December 31, 2020, a decrease of $1.9 million, or 8.1% related to the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, partially offset by the amortization of the debt issuance costs.

At September 30, 2021, other borrowings were $640 thousand as compared to $42.4 million at December 31, 2020, a decrease of $41.7 million, or 98.5%. This decrease was primarily due to a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by Virginia Partners had previously been pledged as collateral. During the first quarter of 2021, Virginia Partners used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility. In addition, Virginia Partners majority owned subsidiary, Johnson Mortgage Company, LLC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $0 and $142 thousand were outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

The following table provides a summary of average outstanding short term borrowings and weighted average rate for each period:

Average Short Term Borrowings

At September 30, 2021 and December 31, 2020

(Dollars in Thousands)

September 30,		December 31,
2021		2020
	Weighted		Weighted
Average	Average	Average	Average
Balance	Rate	Balance	Rate
$—	—%	$24,769	1.71%

Average short-term borrowings decreased by $21.2 million, or 100.0%, and average rates paid decreased by 0.21% for the three months ended September 30, 2021 as compared to the same period in 2020. Average short-term borrowings decreased by $27.8 million, or 100.0%, and average rates paid decreased by 0.93% for the nine months ended September 30, 2021 as compared to the same period in 2020. These decreases were due primarily to decreases in short-term borrowings with the FHLB due to maturities that were not replaced.

Average total borrowings decreased by $113.4 million, or 69.5%, and average rates paid increased by 1.97% to 3.92% for the three months ended September 30, 2021, as compared to the same period in 2020. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021. The increase in average rates paid was primarily due to the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability. Average total borrowings decreased by $71.1 million, or 53.5%, and average rates paid increased by 1.49% to 3.51% for the nine months ended September 30, 2021, as compared to the same period in 2020. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020. The increase in average rates paid was primarily due to the issuance of subordinated notes payable, which is a higher cost interest-bearing liability, and the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were both lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Capital

Total stockholders’ equity as of September 30, 2021 was $139.5 million, an increase of $2.9 million, or 2.1%, from December 31, 2020.  Key drivers of this change was the net income attributable to the Company for the nine months ended September 30, 2021, which was partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of September 30, 2021 and December 31, 2020 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2021 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 10 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a more in depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At September 30, 2021 and December 31, 2020

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,443	12.8%	73,341	10.5%	69,848	10.0%
Virginia Partners Bank	55,846	12.4%	47,450	10.5%	45,190	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	80,670	11.5%	59,371	8.5%	55,879	8.0%
Virginia Partners Bank	52,703	11.7%	38,412	8.5%	36,152	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	80,670	11.5%	48,894	7.0%	45,401	6.5%
Virginia Partners Bank	52,703	11.7%	31,633	7.0%	29,374	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	80,670	7.9%	40,823	4.0%	51,029	5.0%
Virginia Partners Bank	52,703	8.8%	23,920	4.0%	29,900	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	85,497	12.9%	69,608	10.5%	66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold, averaged $354.7 million and $316.3 million during the three and nine months ended September 30, 2021, respectively, and totaled $346.9 million at September 30, 2021, as compared to an average of $275.1 million and $180.8 million during the three and nine months ended September 30, 2020, respectively, and a year-end position of $282.6 million at December 31, 2020.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At September 30, 2021, advances available totaled approximately $401.8 million of which $26.5 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

Accounting Standards Update

See Note 16 - Recent Accounting Pronouncements of the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021. There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first nine months of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

The following risk factors should be considered in addition to the risk factors disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. Such factors relate to the Company's pending merger with OCFC.

Because the market price of OCFC common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On November 4, 2021, the Company announced the signing of a definitive Agreement and Plan of Merger, dated as of November 4, 2021, pursuant to which the Company will be acquired by OCFC. Under the terms of the merger agreement, each share of Company common stock (other than Exception Shares, as defined in the merger agreement), will be converted into the right to receive either 0.4512 shares of common stock of OCFC or $10.00, in each case, at the election of the holder of Company common stock, subject to a maximum of forty percent (40%) of the shares of Company common stock being convertible into cash and the allocation and proration provisions of the merger agreement. The closing price of OCFC common stock on the date that the merger is completed may vary from the closing price of OCFC common stock on the date OCFC and the Company announced the signing of the merger agreement and the date of the special meeting of Company shareholders regarding the merger. Because the stock portion of the merger consideration is determined by a fixed exchange ratio, at the time of the Company special meeting and at the time of the election with respect to the receipt of stock or cash consideration, Company shareholders will not know or be able to calculate the value of the shares of OCFC common stock they may receive upon completion of the merger. Any change in the market price of OCFC common stock prior to completion of the merger may affect the value of the stock portion of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of OCFC and the Company. Company shareholders should obtain current market quotations for shares of OCFC common stock and Company common stock before voting their shares at the Company special meeting and making their election with respect to the form of merger consideration they wish to receive.

Company shareholders may receive a form of consideration different from what they elect with respect to the merger with OCFC.

Although each holder of Company common stock may elect to receive as consideration shares of OCFC common stock, only cash or a combination of OCFC common stock and cash, such elections are subject to a maximum of forty percent (40%) of the shares of Company common stock being convertible into cash and the allocation and proration provisions of the merger agreement. As a result, if the aggregate cash elections exceed forty percent (40%) of the shares of Company common stock, Company shareholders who elected cash will receive some of their merger consideration in a form that they did not elect.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the merger agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow OCFC to terminate the merger agreement and OCFC may exercise its right to terminate the merger agreement. If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Company may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the merger agreement or a significant delay in the consummation of the merger could negatively impact the Company.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the mergers. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by November 4, 2022, either OCFC or the Company may choose to terminate the merger agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the merger agreement by the party electing to terminate the merger agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the merger, could have a material adverse effect on the Company’s business, financial condition and results of operations. If the merger agreement is terminated and the Company’s board of directors seeks another merger or business combination, Company shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the merger with OCFC.

The Company will be subject to business uncertainties and contractual restrictions while the mergers are pending.

Uncertainty about the effect of the merger on employees, customers (including depositors and borrowers), suppliers and vendors may have an adverse effect on the business, financial condition and results of operations of the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel and customers (including depositors and borrowers) pending the consummation of the merger, as such personnel and customers may experience uncertainty about their future roles and relationships following the consummation of the merger. Additionally, these uncertainties could cause customers (including depositors and borrowers), suppliers, vendors and others who deal with the Company to seek to change existing business relationships with the Company or fail to extend an existing relationship with the Company. In addition, competitors may target the Company’s existing customers by highlighting potential uncertainties and integration difficulties that may result from the merger.

The pursuit of the merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the merger agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The merger agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders.

The merger agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders than the merger with OCFC. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, the Company may be required to pay OCFC a termination fee equal to $7,400,000. The Company also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if the Company receives an unsolicited proposal that the Company board of directors believes is superior to the merger, unless the merger agreement is terminated by the Company under certain conditions described in the merger agreement.

Litigation against the Company or OCFC, or the members of the Company’s or OCFC’s board of directors, could prevent or delay the completion of the OCFC Merger.

Purported shareholder plaintiffs may assert legal claims related to the OCFC merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. The existence of litigation related to the merger could affect the likelihood of obtaining the required approval from Company’s shareholders. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s and OCFC’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Company, OCFC or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

One of the conditions to the consummation of the merger is the absence of any law, order, decree or injunction (whether temporary, preliminary or permanent) or other action taken by the governmental authority of competent jurisdiction that restricts, enjoins or prohibits or makes illegal the consummation of the transactions contemplated by the merger agreement, including the merger. Consequently, if a settlement or other resolution is not reached in any lawsuit that is filed or any regulatory proceeding and a claimant secures injunctive or other relief or a governmental authority issues an order or other directive restricting, prohibiting or making illegal the completion of the transactions contemplated by the merger agreement, including the merger, then such injunctive or other relief may prevent the merger from being completed in a timely manner or at all.

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

During the quarter ended September 30, 2021, the Company did not make any repurchases of common stock under the Program, as shown in the following table.

			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2021 to July 31, 2021	—	$ -	—	255,800
August 1, 2021 to August 31, 2021	—	$ -	—	255,800
September 1, 2021 to September 30, 2021	—	$ -	—	255,800
	—	$ -	—

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBIT

2.1

Agreement and Plan of Merger, dated as of November 4, 2021, by and among OceanFirst Financial Corp, Coastal Merger Sub Corp., and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).*

3.1

Articles of Incorporation of Partners Bancorp (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on May 10, 2019)

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
10.17

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated December 13, 2018, by and among Partners Bancorp, The Bank of Delmarva, and John W. Breda (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).**

10.18

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated December 13, 2018, by and among Partners Bancorp, Virginia Partners Bank, and Lloyd B. Harrison, III (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).**

10.19	Partners Bancorp Form of Time-Based Restricted Stock Agreement for Employees.**
10.20	Partners Bancorp Form of Time-Based Restricted Stock Agreement for Non-Employee Directors.**
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1	Section 1350 Statement of Principal Executive Officer
32.2	Section 1350 Statement of Principal Financial Officer

101.INS	Inline XBRL Instance Document (embedded within the Inline XBRL document).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File – formatted as Inline XBRL and contained in Exhibit 101.

* The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Partners Bancorp agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

** Management contract or compensatory plan or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Partners Bancorp (Registrant)

Date: November 12, 2021	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)