Form 10-K
period 2021-12-31
PARTNERS BANCORP
filed 2022-03-29
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021.

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

As of June 30, 2021, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $78,977,410 based on the closing price of $8.04 per share on the Nasdaq Capital Market on that date.

As of March 29, 2022, there were 17,961,699 shares outstanding of the registrant’s common stock, $0.01 par value.

Documents Incorporated by Reference:

Portions of the Proxy Statement for the 2022 Annual Meeting of Shareholders of the Registrant are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1. Business.

General Information

Partners Bancorp. Partners Bancorp (the “Company”) is a Maryland chartered corporation and a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company holds all of the issued and outstanding shares of common stock of The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners” and, together with Delmarva, the “Affiliate Banks”). The Company was incorporated as Delmar Bancorp on January 6, 1988 under the general corporation law of Maryland for the purpose of becoming a bank holding company, and changed its name to Partners Bancorp effective on August 19, 2020. Partners is a commercial bank which was organized under the laws of the Commonwealth of Virginia and commenced regular operations on July 8, 2008. The Company acquired Partners on November 15, 2019 through an exchange of shares in an all-stock transaction (the “Share Exchange”) pursuant to which each share of Partners common stock was exchanged for 1.7179 shares of the Company’s common stock. Options and warrants to acquire Partners common stock were assumed by the Company and converted into options and warrants to acquire shares of Company common stock.

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

The Bank of Delmarva. Delmarva, a community oriented financial institution, was established in Maryland in 1896, reorganized as a national bank in 1996, and reorganized as a Delaware state chartered bank in 2003. Delmarva provides a broad range of commercial and consumer banking services to individuals, small and medium-sized businesses and professionals in Southern New Jersey and the eastern shore regions of Maryland and Delaware, including Sussex County, Delaware, Wicomico County, Maryland and Worcester County, Maryland. Delmarva currently operates 15 full service banking offices, located in Delmar, Salisbury and Ocean City, Maryland and Laurel, Dagsboro, and Rehoboth, Delaware, and Cherry Hill, Evesham and Moorestown, New Jersey, along with 16 automated teller machines (“ATMs”). In March 2018, the Company completed its acquisition of Liberty Bell Bank through a merger with Delmarva, with Delmarva being the surviving entity. Through the merger, Delmarva gained the branches in Cherry Hill, Evesham and Moorestown, New Jersey, which are operated under the name Liberty Bell Bank, a Division of The Bank of Delmarva. Delmarva’s main office is located at 910 Norman Eskridge Highway, Seaford, Delaware.

Delmarva has five consolidated subsidiaries, three of which are wholly owned, organized to hold foreclosed real estate.

Virginia Partners Bank. Partners is headquartered in Fredericksburg, Virginia, which is also the location of an operations center. Partners has two branches in Fredericksburg, Virginia, one branch in Spotsylvania, Virginia, and a full service branch and commercial banking office in Reston, Virginia. In Maryland, Partners trades under the name Maryland Partners Bank (a division of Virginia Partners Bank), and operates a full service branch and commercial banking office in La Plata, Maryland and a Loan Production Office in Annapolis, Maryland. Partners engages in the general banking business and provides financial services to the communities in and around the Greater Fredericksburg, Virginia area, the Greater Washington, DC area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria,

Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia) and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County).

Partners has two wholly owned subsidiaries and one majority owned subsidiary. Bear Holdings, Inc. was established in 2011 for the purpose of holding properties acquired through foreclosure that are classified as other real estate owned. In 2012, 410 William Street, LLC was formed for the purpose of acquiring and holding an interest in the property at 410 William Street, which houses one of Partners’ five branches, including the executive offices. On January 1, 2018, Partners acquired a 51% ownership interest in Johnson Mortgage Company, LLC (“JMC”), which is a residential mortgage company headquartered in Newport News, Virginia, with branch offices in Fredericksburg and Williamsburg, Virginia. JMC is engaged in the mortgage banking business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. The financial position and operating results of these subsidiaries are included in Partners consolidated financial statements. For JMC, Partners reflects the issued and outstanding interest not held by Partners in its consolidated financial statements as noncontrolling interest.

Merger Agreement with OceanFirst

On November 4, 2021, the Company announced the signing of a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated as of November 4, 2021, pursuant to which the Company will be acquired by OceanFirst Financial Corp., a Delaware corporation (“OCFC”), and Delmarva and Partners will be merged with and into OceanFirst Bank N.A., the wholly owned national banking subsidiary of OCFC. Under the terms of the merger agreement, each share of Company common stock (other than Exception Shares, as defined in the merger agreement), will be converted into the right to receive either 0.4512 shares of common stock of OCFC or $10.00, in each case, at the election of the holder of Company common stock, subject to a maximum of forty percent (40%) of the shares of Company common stock being convertible into cash and the allocation and proration provisions of the merger agreement. For more information on this pending transaction refer to Note 22—Transaction with OceanFirst Financial Corporation to the audited consolidated financial statements in this Annual Report on Form 10-K and the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021.

Business Strategy

The Company is a multi-bank holding company, whose wholly owned subsidiaries are Delmarva and Partners. Combined, these banks make the Company a $1.6 billion in total assets company, serving customers from southern New Jersey and Delaware, into Maryland and Virginia.

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

It has been a strategic goal of the Company to add additional affiliate banks to the Company, to create a connected marketplace in the greater mid-Atlantic region. While the pending transaction with OCFC pursuant to the Merger Agreement does not adhere to the Affiliate Bank model, the Company believes it will significantly accelerate and accomplish the larger goal of creating a connected mid-Atlantic region community bank for our customers.

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

Market Area and Deposit Share

Delmarva’s primary market area consists of Sussex County, Delaware, Wicomico County, Maryland, Worcester County, Maryland, Camden County, New Jersey and Burlington County, New Jersey and contiguous counties in Maryland, Delaware and New Jersey. As of June 30, 2021, Delmarva had the fourth highest level of deposits of banks active in the Salisbury MD-DE MSA, excluding a large credit card bank which reports all of its deposits in the market. Delmarva’s market share in the Philadelphia—Camden—Wilmington, Pennsylvania, New Jersey, Delaware, and Maryland MSA’s is less than 0.1%.

In Greater Fredericksburg, Partners has two offices in the City of Fredericksburg, Virginia (including Partners’ headquarters) and one office in Spotsylvania County, Virginia. In Greater Washington, Partners has a full service branch and commercial lending office in Reston, Virginia.  In Maryland, Partners has a full service branch and commercial lending office in La Plata, Maryland, and a Loan Production Office in Annapolis, Maryland. All branch locations, with the exception of the Reston, Virginia location, have drive-thru facilities and ATMs. JMC has locations in Newport News, Williamsburg, and Fredericksburg, Virginia. The Fredericksburg, Virginia office is co-located within a branch of Partners.

Partners has three distinct market areas for commercial banking: Greater Fredericksburg (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia); Greater Washington (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia); and, Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County). The markets for JMC include the Newport News/Williamsburg, Virginia markets, and Greater Fredericksburg.

The Washington-Arlington-Alexandria, DC-VA-MD-WV MSA, where all of Partners branches are located, had a combined deposit market of $357 billion as of June 30, 2021. Partners was ranked 33rd out of 72 financial institutions, with total deposits of $509 million as of June 30, 2021. In Fredericksburg City, Virginia, Partners was ranked 3rd, with a 12.63% market share, as of June 30, 2021. In Spotsylvania County, Virginia, Partners was ranked 4th, with a 8.71% market share, as of June 30, 2021. In Charles County, Maryland, Partners was ranked 9th, with a 2.61% market share, as of June 30, 2021.

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

Risk Management

The Company believes that effective risk management is of primary importance. Risk management refers to the activities by which the Company identifies, measures, monitors, evaluates and manages the risks it faces in the course of its banking activities. These include liquidity, interest rate, credit, operational, compliance, regulatory, strategic, financial and reputational risk exposures. The Company’s and the Affiliate Banks’ boards of directors and management teams have created a risk-conscious culture that is focused on quality growth, which starts with capable and experienced risk management teams and infrastructure capable of addressing the evolving risks the Company faces, as well as the changing regulatory and compliance landscape. The Company’s risk management approach employs comprehensive policies and processes to establish robust governance. The Company believes a disciplined and conservative underwriting approach has been the key to its strong asset quality.

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

Through its Affiliate Banks, the Company’s goal is to mitigate risks in the event of unforeseen threats to the loan portfolio as a result of economic downturn or other negative influences. Plans for mitigating inherent risks in managing loan assets include: carefully enforcing loan policies and procedures, evaluating each borrower’s business plan during the underwriting process and throughout the loan term, identifying and monitoring primary and alternative sources for loan repayment, and obtaining collateral to mitigate economic loss in the event of liquidation. Specific loan reserves are established based upon credit and/or collateral risks on an individual loan basis. A risk rating system is employed to proactively estimate loss exposure and provide a measuring system for setting general and specific reserve allocations. The Affiliate Bank’s management, lending officers and credit administration teams emphasize a strong risk management culture supported by comprehensive policies and procedures for credit underwriting, funding and administration that the Affiliate Banks believe have enabled them to maintain sound asset quality. The underwriting methodology emphasizes establishing and monitoring strong overall cash flow throughout a customer’s business operations, appropriate loan-to-value ratios, full or partial guarantors when deemed necessary, and/or strong tertiary sources of re-payment. The Affiliate Banks’ tiered underwriting structure includes progressive levels of individual loan authority, concurrent authority and senior loan committee approval. The Affiliate Banks’ loan review function performs regular internal loan reviews and identifies early warning indicators to proactively monitor the loan portfolio. Asset quality is regularly reported to, and monitored by, the Company’s and Affiliate Banks’ boards of directors.

Each of the Affiliate Banks’ lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in its level of capital. At December 31, 2021, Delmarva had a legal lending limit of $14.2 million. At December 31, 2021, Delmarva’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $571 thousand and $147 thousand, respectively. At December 31, 2021, Partners had a legal lending limit of $8.4 million. At December 31, 2021, Partners average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $583 thousand and $137 thousand, respectively.

Concentrations of Credit Risk. Most of the Company’s lending is conducted with businesses and individuals in eastern shore regions of Maryland and Delaware and in southern New Jersey (through Delmarva) and Fredericksburg, Virginia, Reston, Virginia, Charles County, Maryland and Anne Arundel County, Maryland (through Partners). The Company’s loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $750.2 million and constituted 67.2% of total loans as of December 31, 2021, and 1-4 family residential real estate loans, which totaled $201.2 million and constituted 18.0% of total loans as of December 31, 2021. The geographic concentration of the Company’s loans subjects its business to the general economic conditions within that market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. The Company’s management believes the allowance for credit losses of each Affiliate Bank is adequate to cover probable incurred losses in the loan portfolios of each respective Affiliate Bank as of December 31, 2021.

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

Delmarva has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2021, Delmarva’s non-owner-occupied commercial real estate loan portfolio constituted 242.3% of capital and its construction, land development and land loans constituted 79.0% of capital.

Partners has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2021, Partners’ non-owner-occupied commercial real estate loan portfolio constituted 205.5% of capital and its construction, land development and land loans constituted 62.7% of capital.

Human Capital Resources

The Company the Affiliate Banks aim to foster a culture of respect, teamwork, ownership, responsibility, initiative, integrity, and service. The Company’s people are critical to its performance and the achievement of its strategic goals. Accordingly, the Company provides a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. The Company encourages and supports the growth and development of its 234 full-time equivalent employees (as of December 31, 2021) and, wherever possible, seek to fill positions by promotion and transfer from within the organization. The Company considers relations with its employees to be excellent. The Company’s selection and promotion processes are without bias and include the active recruitment of minorities and women.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. The EGRRCPA amended certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and included regulatory relief for community banks regarding regulatory examination cycles, call reports, application of the Volcker Rule (proprietary trading prohibitions), mortgage disclosures, qualified mortgages, and risk weights for certain high-risk commercial real estate loans. However, federal banking agencies retain broad discretion to impose additional regulatory requirements on banking organizations based on safety and soundness and U.S. financial system stability considerations.

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

CARES Act and the PPP.  The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted in March 2020 to provide economic relief in response to the public health and economic impacts of a novel strain of coronavirus disease (“COVID-19”). Many of the CARES Act’s programs are, and remain, dependent upon the direct involvement of U.S. financial institutions like the Company and the Affiliate Banks. These programs have been implemented through rules and guidance adopted by federal departments and agencies, including the U.S. Department of Treasury, the Small Business Administration (the “SBA”), the Federal Reserve, and other federal banking agencies, including those with direct supervisory jurisdiction over the Company and the Affiliate Banks. The Company continues to assess the impact of statutes, regulations, and supervisory guidance related to the COVID-19 pandemic.

The CARES Act amended the SBA’s 7(a) loan program, in which the Affiliate Banks participate, to create a guaranteed, unsecured loan program, the Paycheck Protection Program (the “PPP”), to fund operational costs of eligible businesses, organizations and self-employed persons during COVID-19. In December 2020, Congress revived the PPP and allocated additional PPP funds for 2021. The application deadline for PPP loans expired on May 31, 2021. As participating lenders in the PPP, the Affiliate Banks have continued to monitor legislative, regulatory, and supervisory developments related thereto, including updates to guidance on loan forgiveness.

The American Rescue Plan. On March 11, 2021, President Biden signed into law the American Rescue Plan Act of 2021 (the “American Rescue Plan”) to provide additional relief and address the ongoing COVID-19 pandemic.  The American Rescue Plan allocates $1.9 trillion in funding for a multitude of programs addressing the national economy, public health, state and local governments, individuals, and businesses.  These programs include, among others, (i) small business assistance, including modification and expansion of the PPP, (ii) extension of unemployment benefits and related services, (iii) tax relief related to unemployment compensation, (iv) a maximum tax recovery rebate of $1,400 per eligible individual, and (v) the expansion and modification of certain tax credits, including the child tax credit and the earned income tax credit. These programs have been implemented by the responsible federal agencies and the Company continues to monitor developments related to the American Rescue Plan.

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

The BHC Act requires approval of the Federal Reserve for, among other things, a bank holding company’s direct or indirect acquisition of control of more than 5% of the voting shares, or substantially all the assets, of any bank or the merger or consolidation by a bank holding company with another bank holding company. The BHC Act generally permits the acquisition by a bank holding company of control or substantially all the assets of any bank located in a state other than the home state of the bank holding company, except where the bank has not been in existence for the minimum period of time required by state law; but if the bank is at least five years old, the Federal Reserve may approve the acquisition. The Federal Reserve has adopted a final rule codifying the presumptions used in determinations of whether a company has the ability to exercise a controlling influence over another company for purposes of the BHC Act, and providing greater transparency on the types of relationships that the Federal Reserve generally views as supporting a determination of control.

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

As of December 31, 2021, the Affiliate Banks met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis.

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

In August 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, which, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Affiliate Banks remain subject to the regulatory capital requirements described above.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution that is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2021, both Affiliate Banks were considered “well capitalized.”

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

Congress, the federal bank agencies and other government agencies have called for or proposed additional regulation and restrictions on the activities, practices and operations of banks and their holding companies. Congress and the federal banking agencies have broad authority to require all banks and holding companies to adhere to more rigorous or costly operating procedures, corporate governance procedures, or to engage in activities or practices which they would not otherwise elect. Any such requirement could adversely affect the Company’s business and results of operations.

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

Consumer Financial Protection Bureau. The Dodd-Frank Act created the Consumer Financial Protection Bureau (the “CFPB”), an independent federal agency within the Federal Reserve System having broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Practices Act, the consumer financial privacy provisions of the GLB Act and certain other statutes. The CFPB has examination and primary enforcement authority with respect to depository institutions with more than $10 billion in assets. Smaller institutions, including Delmarva and Partners, are subject to rules promulgated by the CFPB but continue to be examined and supervised by federal banking agencies for compliance with federal consumer protection laws and regulations. The CFPB also has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2.0% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2.0% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS component rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits (not applicable to banks with less than $10 billion in assets). At December 31, 2021, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 30 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. As of December 31, 2021, the designated reserve ratio was 2.00 percent and the minimum designated reserve ratio was 1.35 percent.

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

Concentration and Risk Guidance. The federal banking agencies promulgated joint interagency guidance regarding material direct and indirect asset and funding concentrations. The guidance defines a concentration as any of the following: (i) asset concentrations of 25% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by individual borrower, small interrelated group of individuals, single repayment source or individual project; (ii) asset concentrations of 100% or more of Total Capital (loan related) or Tier 1 Capital (non-loan related) by industry, product line, type of collateral, or short-term obligations of one financial institution or affiliated group; (iii) funding concentrations from a single source representing 10% or more of Total Assets; or (iv) potentially volatile funding sources that when combined represent 25% or more of Total Assets (these sources may include brokered, large, high-rate, uninsured, internet-listing-service deposits, Federal funds purchased or other potentially volatile deposits or borrowings). If a concentration is present, management must employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing, third party review and increasing capital requirements. Delmarva and Partners adhere to the practices recommended in this guidance.

Additionally, the federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that institutions that have: (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” However, as a result of the EGRRCPA, the FDIC has undertaken a comprehensive review of its regulatory approach to brokered deposits, including reciprocal deposits, and interest rate caps applicable to banks that are less than “well capitalized.” On December 15, 2020, the FDIC issued final rules that amend the FDIC’s methodology for calculating interest rate caps, provide a new process for banks that seek FDIC approval to offer a competitive rate on deposits when the prevailing rate in the bank’s local market exceeds the national rate cap, and provides specific exemptions and streamlined application and notice procedures for certain deposit-placement arrangements that are not subject to brokered deposit restrictions. These final rules became effective on April 1, 2021. There has been no material impact to the Company or the Affiliate Banks from the new rule.

USA PATRIOT Act. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships, as well as enhanced due diligence standards intended to detect, and prevent, the use of the United States financial system for money laundering and terrorist financing activities. The PATRIOT Act requires financial institutions, including banks, to establish anti-money laundering programs, including employee training and independent audit requirements, meet minimum standards specified by the act, follow minimum standards for customer identification and maintenance of customer identification records, and regularly compare customer lists against lists of suspected terrorists, terrorist organizations and money launderers. The costs or other effects of the compliance burdens imposed by the USA PATRIOT Act or future anti-terrorist, homeland security or anti-money laundering legislation or regulation cannot be predicted with certainty.

Bank Secrecy Act. The Bank Secrecy Act (the “BSA”), which is intended to require financial institutions to develop policies, procedures and practices to prevent and deter money laundering, mandates that every bank have a written, board-approved program that is reasonably designed to assure and monitor compliance with the BSA. The program must, at a minimum: (i) provide for a system of internal controls to assure ongoing compliance; (ii) provide for independent testing for compliance; (iii) designate an individual responsible for coordinating and monitoring day-to-day compliance; and (iv) provide training for appropriate personnel. In addition, banks are required to adopt a customer identification program as part of its BSA compliance program. Financial institutions are generally required to report cash transactions involving more than $10,000 to the U.S. Treasury Department’s Financial Crimes Enforcement Network (“FinCEN”). In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The regulations implementing the BSA explicitly include risk-based procedures for conducting ongoing customer due diligence, to include understanding the nature and purpose of customer relationships for the purpose of developing a customer risk profile. In addition, banks must identify and verify the identity of the beneficial owners of all legal entity customers (other than those that are excluded) at the time a new account is opened (other than accounts that are exempted).

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

Corporate Transparency Act. On January 1, 2021, as part of the 2021 National Defense Authorization Act, Congress enacted the Corporate Transparency Act (“CTA”), which requires FinCEN to issue regulations implementing reporting requirements for “reporting companies” (as defined in the CTA) to disclose beneficial ownership interests of certain U.S. and foreign entities by January 1, 2022. The CTA imposes additional reporting requirements on entities not previously subject to such beneficial ownership disclosure regulations and also contains exemptions for several different types of entities, including among others, certain banks and bank holding companies. Non-compliance with FinCEN regulations promulgated under the CTA may result in civil fines as well as criminal penalties.

In December 2021, FinCEN proposed the first of three sets of rules to implement the beneficial ownership reporting requirements of the CTA, with subsequent rulemakings expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Company, the Affiliate Banks and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. The Company is unable to determine the ultimate impact, if any, of FinCEN’s regulations on the Company and its subsidiaries, including the Affiliate Banks. The Company will continue to monitor developments related to the FinCEN rules, including future FinCEN rulemakings.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. Compliance with the final rule is required by May 1, 2022. The Company and the Affiliate Banks do not anticipate any material impact to their respective operations related to this rule at this time.

If the Company fails to meet regulatory expectations, it could be subject to various regulatory sanctions, including financial penalties and may be required to perform remediation efforts that demand significant Company resources. To date, the Company has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, but its systems and those of its customers and third-party service providers are under constant threat and it is possible that the Company could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking and other technology-based products and services by the Company and its customers.

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

Item 1A. Risk Factors.

Risk Factors Summary.

Risk’s Related to the Company’s Pending Merger with OCFC

●	Because the market price of OCFC common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.
●	Company shareholders may receive a form of consideration different from what they elect with respect to the merger with OCFC.
●	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

●	Failure of the merger to be completed, the termination of the Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Company.
●	The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
●	The Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders.
●	Litigation against the Company or OCFC, or the members of the Company’s or OCFC’s board of directors, could prevent or delay the completion of the OCFC Merger.

Risks Related to Our Business

●	The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, the extent of which is not now known or predictable.
●	Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
●	The earnings of financial services companies are significantly affected by general business and economic conditions.
●	If the Company has higher credit losses than it has allowed for, the Company’s earnings could materially decrease.
●	The Company’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, and Maryland and the Commonwealth of Virginia.
●	Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase and future downturns in the local real estate market or economy could adversely affect its earnings.
●	The severity and duration of a future economic downturn and the composition of the Company’s loan portfolio could impact the level of loan charge-offs and provision for credit losses and may adversely affect the Company’s net income or loss.
●	Changes in real estate values may adversely impact the Company’s loans that are secured by real estate.
●	The Company’s ability to pay dividends depends primarily on receiving dividends from the Affiliate Banks, which is subject to regulatory limits on such bank’s performance.
●	Competition from other traditional and nontraditional financial institutions and service providers may adversely affect the Company’s profitability.
●	The Company is subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect the Company’s profitability.
●	The soundness of other financial institutions may adversely affect the Company.
●	Market volatility may have materially adverse effects on the Company’s liquidity and financial condition.
●	Maryland business corporation law and various anti-takeover provisions under the Company’s articles could impede the takeover of the Company.
●	If the Company concludes that the decline in value of any of its investment securities is an other-than-temporary impairment, the Company is required to write down the value of that security through a charge to earnings.
●	Liquidity risk could impair the Company’s ability to fund operations and meet its obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect the Company’s growth, business, profitability and financial condition.
●	The Company is subject to environmental liability risk associated with lending activities.
●	Financial services companies depend on the accuracy and completeness of information about customers and counterparties.
●	Consumers may decide not to use banks to complete their financial transactions.

Risks Related to Bank and Bank Holding Company Regulation

●	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on the Company’s operations.
●	Regulatory initiatives regarding bank capital requirements may require heightened capital.

●	The Company may need or be compelled to raise additional capital in the future which could dilute shareholders or be unavailable when needed or at unfavorable terms.

Risks Related to the Company’s Common Stock

●	The Company’s ownership is concentrated in one significant shareholder.

Risks Related to Information Technology

●	The Company’s operations of its business, including its transactions with customers, are increasingly done via electronic means, and this has increased its risks related to cybersecurity.
●	The Company’s financial performance may suffer if its information technology is unable to keep pace with growth or industry developments.
●	The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Company’s business.

General Risk Factors

●	The Company’s stock price may be volatile, and you could lose part or all of your investment as a result.
●	New lines of business or new products and services may subject the Company to additional risks.
●	Any future acquisitions by the Company could dilute shareholder ownership and may cause it to become more susceptible to adverse economic events.
●	The Company may not be able to attract and retain skilled people.
●	Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on its business activities.
●	Severe weather, natural disasters, acts of war or terrorism, other external events, including the ongoing COVID-19 pandemic or the outbreak of another highly infectious or contagious disease, could significantly impact the Company’s business.

Risk Factors

An investment in the Company’s securities involves risks and uncertainties. Below are the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and capital position. These factors could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this Annual Report on Form 10-K, please see “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risk’s Related to the Company’s Pending Merger with OCFC

Because the market price of OCFC common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On November 4, 2021, the Company announced the signing of the Merger Agreement, pursuant to which the Company will be acquired by OCFC. Under the terms of the Merger Agreement, each share of Company common stock (other than Exception Shares, as defined in the merger agreement), will be converted into the right to receive either 0.4512 shares of common stock of OCFC or $10.00, in each case, at the election of the holder of Company common stock, subject to a maximum of forty percent (40%) of the shares of Company common stock being convertible into cash and the allocation and proration provisions of the Merger Agreement. The closing price of OCFC common stock on the date that the merger is completed may vary from the closing price of OCFC common stock on the date OCFC and the Company announced the signing of the Merger Agreement and the date of the special meeting of Company shareholders regarding the merger. Because the stock portion of the merger consideration is determined by a fixed exchange ratio, at the time of the election with respect to the receipt of stock or cash consideration, Company shareholders will not know or be able to calculate the value of the shares of OCFC common stock they may receive upon completion of the merger. Any change in the market price of OCFC common stock prior to completion of the merger may affect the value of the stock portion of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of OCFC and the Company. Company shareholders should obtain current market quotations for shares of OCFC common stock and Company common stock before making their election with respect to the form of merger consideration they wish to receive.

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

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

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

The ongoing COVID-19 global and national health emergency has caused significant disruption in the United States and international economies and financial markets. The spread of COVID-19 in the United States has caused, among other things, illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, rising prices, inflation, and overall economic and financial market instability.

The COVID-19 pandemic has caused disruptions to the Company’s business and could cause material disruptions to the Company’s business and operations in the future. Impacts to the Company’s business have included increases in costs and reductions in operating effectiveness due to additional health and safety precautions implemented at the Company’s branches and the transition of a portion of the Company’s workforce to home locations, decreases in customer traffic in branches, and increases in requests for and the making of loan modifications. To the extent that commercial and social restrictions increase, the Company’s expenses, delinquencies, charge-offs, foreclosures and credit losses may materially increase, and the Company could experience reductions in fee income. In addition, any declines in credit quality could significantly affect the adequacy of the Company’s allowance for credit losses, which would lead to increases in the provision for credit losses and related declines in the Company’s net income.

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

Among the factors outside the Company’s control that are likely to affect the impact the COVID-19 pandemic will ultimately have on the Company’s business are, without limitation:

●	the pandemic’s course and severity, including the impact related to the distribution and effectiveness of the COVID-19 vaccines and the emergence of new variants of the COVID-19 virus;
●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
●	political, legal and regulatory actions and policies in response to the pandemic, including the effects of restrictions on commerce and banking, such as required moratoria and other suspensions of collections, foreclosures, and related obligations;

●	the timing, magnitude and effect of public spending, directly or through subsidies, its direct and indirect effects on commercial activity and incentives of employers and individuals to resume or increase employment, wages and benefits and commercial activity;
●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
●	the timing and availability of direct and indirect governmental support for various financial assets, including mortgage loans;
●	potential longer-term effects of increased government spending on the interest rate environment, borrowing costs for non-governmental parties, and inflation;
●	the ability of the Company’s employees to work effectively during the course of the pandemic;
●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
●	the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increase in the Company employees and customers handling their banking interactions remotely from home, or otherwise;
●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
●	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Maryland, Virginia, Delaware, and New Jersey.

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

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve. Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed investment securities portfolio. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In response to COVID-19, the Federal Reserve lowered the target for the federal funds rate to a range of between 0%-0.25% on March 15, 2020. On March 16, 2022, the Federal Reserve increased the targeted federal funds rates to 0.25-0.5%, and the Federal Reserve has suggested further increases are expected during the remainder of 2022. As a result, the Company expects overall interest rates to rise in 2022, which is expected to positively impact our net interest income, but may negatively impact the housing market by reducing refinancing activity, new home purchases, commercial lending activity, and the U.S. economy. Fluctuations in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

If the Company has higher credit losses than it has allowed for, the Company’s earnings could materially decrease.

The Company maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, and Maryland and the Commonwealth of Virginia.

The Company’s success depends primarily on the general economic conditions of the States of Delaware, New Jersey and Maryland and the Commonwealth of Virginia, and the specific local markets in which Delmarva and Partners operate. Unlike larger national or other regional banks that are more geographically diversified, the Affiliate Banks have relatively compact geographic footprints. Delmarva provides banking and financial services to customers primarily in the eastern regions in Delaware and Maryland and in the Camden and Burlington counties of New Jersey. Partners serves the communities in and around the Greater Fredericksburg, Virginia area, the Greater Washington area and Anne Arundel County and the three counties of Southern Maryland. The local economic conditions in these areas have a significant impact on the demand for the Affiliate Banks’ products and services, as well as the ability of the Affiliate Banks’ customers to repay loans, the value of the collateral securing the loans, and the stability of the Affiliate Banks’ deposit funding sources. Like most states and local economies, these areas have been significantly impacted by the COVID-19 pandemic and related governmental and societal actions. A significant decline in general economic conditions caused by inflation, recession, acts of terrorism, outbreak of hostilities (including the recent hostilities between Russia and Ukraine) or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, including the continuation of the COVID-19 pandemic, could impact these local economic conditions and, in turn, have a material adverse effect on the Affiliate Banks’, and therefore the Company’s, financial condition and results of operations.

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

The severity and duration of a future economic downturn and the composition of the Company’s loan portfolio could impact the level of loan charge-offs and provision for credit losses and may adversely affect the Company’s net income or loss.

Lending money is a substantial part of the Company’s businesses. However, every loan that the Company makes carries a certain risk of non-payment. The Company cannot assure that its allowance for credit losses will be sufficient to absorb actual loan losses. The Company also cannot assure that it will not experience significant losses in its loan portfolio that may require significant increases to the allowance for credit losses in the future.

Although the Company evaluates every loan that it makes against its underwriting criteria, the Company may experience losses by reasons of factors beyond its control, including from occurrences and circumstances unrelated to the underwriting criteria applied to a particular borrower, such as the current COVID-19 outbreak and the conflict between Russian and Ukraine, which has a high potential for negative impact on financial markets generally as well as the local markets in which we conduct business. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of the Company’s borrowers.

The Company determines the adequacy of its allowance for credit losses by considering various factors, including:

• An analysis of the risk characteristics of various classifications of loans • Geographic and industry loan concentrations	• Reports of loan reviews conducted by internal or independent organizations • Previous loan loss experience

• Specific loans that would have loan loss potential	• Delinquency trends

• Estimated fair value of the underlying collateral	• Current economic conditions

• The views of their respective regulators	• Reports of internal auditors

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

Although, based on the aforementioned procedures implemented by the Company, management believes the current allowance for credit losses is adequate, the Company may have to increase its provision for credit losses should local economic conditions deteriorate which could negatively impact the Company’s business, financial condition and results of operations.

Changes in real estate values may adversely impact the Company’s loans that are secured by real estate.

A significant portion of the Company’s loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated within the local markets served by Delmarva and Partners. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, as well as other factors outside of our control such as natural disasters, geopolitical events (such as the conflict between Russia and Ukraine), and public health crises (like the current COVID-19 pandemic). If real estate prices decline, particularly in the Company’s market area, the value of the real estate collateral securing the Company’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

The nature of the Company’s business makes them sensitive to the large body of accounting rules in the U.S. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations. In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements. Recently implemented changes include requirements that the Company record the value of and liabilities relating to operating leases on its balance sheet. Changes which have been approved for future implementation, or which are currently proposed or expected to be proposed or adopted include requirements that the Company calculate the allowance for credit losses on the basis of the current expected credit losses over the lifetime of our loans, or the CECL model, which is expected to be applicable to us beginning in 2023, and may result in increases in its allowance for credit losses and future provisions for credit losses.

Under the CECL model, banks will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current accounting principles generally accepted in the United States (“GAAP”), which delays recognition until it is probable a loss has been incurred. The Company expects to recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. The Company cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on its financial condition or results of operations. Accordingly, the Company expects that the adoption of the CECL model will materially affect how it determines its allowance for credit losses, and could require it to significantly increase its allowance. Moreover, the CECL model may create more volatility in the level of the allowance for credit losses. If the Company is required to materially increase the level of its allowance for credit losses for any reason, such increase could adversely affect its capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on the Company’s business, financial condition, results of operations and stock price.

The soundness of other financial institutions may adversely affect the Company.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems which could result in defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Market volatility may have materially adverse effects on the Company’s liquidity and financial condition.

The capital and credit markets have experienced extreme volatility and disruption. Over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Moreover, the COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries (including businesses and industries in the geographies served by our Affiliate Banks) and has caused a significant amount of market disruption and volatility. The extent of the impact of the current COVID-19 pandemic on our liquidity and financial condition will depend on certain developments, including the duration and spread of the outbreak, the impact to our customers, employees and vendors, and the impact to the financial services and banking industry and the economy as a whole – all of which are uncertain and cannot be predicted at this time. If the market disruption and volatility associated with the COVID-19 pandemic continues, there can be no assurance that the Company will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

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

Liquidity is essential to the Company’s business. Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. The Company requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on its debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as market dislocation and major disasters, including public health crises such as the COVID-19 pandemic and geopolitical events such as the conflict between Russia and Ukraine. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of its business activity as a result of a downturn in the markets in which its loans are concentrated, adverse regulatory actions against the Company, or changes in the liquidity needs of depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting its ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. The Company’s inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on its business, and could result in the closure of the Company or either of the Affiliate Banks. The Company’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect its organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair the Company’s ability to fund operations and meet its obligations as they become due and could have a material adverse effect on its business, financial condition and results of operations.

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

Technology and other changes are allowing parties to complete financial transactions that historically have involved banks through alternative methods. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, reloadable pre-paid cards, or other types of assets, including cryptocurrencies and other digital assets. Consumers can also complete transactions such as obtaining loans, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of loans, customer deposits and the related income generated from those transactions. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Bank and Bank Holding Company Regulation

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on the Company’s operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole or the FDIC Deposit Insurance Fund, not for the protection of our shareholders and creditors. The Company is subject to primary regulation and supervision by the Federal Reserve, Delmarva is subject to primary regulation and supervision by the Federal Reserve and the Delaware Commissioner and Partners is subject to primary regulation by the Federal Reserve and the Virginia Bureau. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The federal, state and local laws and regulations applicable to the Affiliate Banks govern a variety of matters, including permissible types, amounts and terms of loans and investments it may make, the maximum interest rate that may be charged, the amount of reserves it must hold against deposits it takes, the types of deposits it may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and the Affiliate Banks, transactions between the Company and the Affiliate Banks, handling of nonpublic information, restrictions on dividends, establishment of new offices, and the monitoring and reporting of suspicious activity and customers who are perceived to present a heightened risk of money laundering or other illegal activity. The Company and the Affiliate Banks must obtain approval from their regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain the Company’s operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on the Company’s business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including the Affiliate Banks in particular, at a competitive disadvantage compared to non-bank competitors. The Company’s failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, given the current economic and financial environment, including the adverse effects thereto as a result of the current COVID-19 pandemic, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts the Company’s ability to implement its strategy and could affect the Company in substantial and unpredictable ways, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, investment securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of the Company’s business differs from the Company’s assessment, the Company may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on the Company’s business, financial condition and results of operations.

Regulatory initiatives regarding bank capital requirements may require heightened capital.

Regulatory capital rules adopted in July 2013 implemented higher minimum capital requirements for bank holding companies and banks. These rules, which implement the Basel III regulatory capital reforms from the Basel Committee on Banking Supervision, include a common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital. These enhancements were intended to both improve the quality and increase the quantity of capital required to be held by banking organizations, and to better equip the U.S. banking system to deal with adverse economic conditions. The capital rules require bank holding companies and banks to maintain a common equity Tier 1 capital ratio of 4.5%, a minimum total Tier 1 risk based capital ratio of 6.0%, a minimum total risk based capital ratio of 8.0%, and a minimum leverage ratio of 4.0%. Bank holding companies and banks are also required to hold a capital conservation buffer of common equity Tier 1 capital of 2.5% to avoid limitations on capital distributions and discretionary executive compensation payments. The revised capital rules will also require banks to maintain a common equity Tier 1 capital ratio of 6.5% or greater, a Tier 1 capital ratio of 8% or greater, a total capital ratio of 10.0% or greater and a leverage ratio of 5.0% or greater to be deemed “well-capitalized” for purposes of certain rules and prompt corrective action requirements.

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

The COVID-19 pandemic and other events continue to have a significant impact on financial markets, which has resulted in a volatile environment for banks and bank holding companies. As a result, there is the potential for new laws and regulations regarding lending and funding practices and capital and liquidity standards, and bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns. Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements. The Company may not be able to raise additional capital at all, or on terms acceptable to it. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on the Company’s business, financial condition and results of operations. For additional information, please see “Supervision and Regulation” in Item 1, Business.

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

Kenneth R. Lehman beneficially owns approximately 41.2% of the Company’s common stock. As a result, Mr. Lehman has the ability to exercise significant control over the Company’s business policies and affairs, such as the composition of the Company’s board of directors and any action requiring the approval of the Company’s shareholders, including the adoption of amendments to its articles of incorporation and the approval of a merger, share exchange or sale of substantially all of its assets. Mr. Lehman is able to vote his shares in favor of his interests that may not always coincide with the interests of the other shareholders.

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

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. The Company may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to its customers. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Delmarva’s and Partners’businesses and, in turn, the Company’s business, financial condition and results of operations.

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

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences, natural disasters, geopolitical events (such as the military conflict between Russia and Ukraine), and public health crises (such as the current COVID-19 pandemic) may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

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

The Company’s success depends, in large part, on its ability to attract and retain key people. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. In 2021, in particular, the labor market in the U.S. experienced a significant increase in workers leaving their positions (often referred to as the “Great Resignation”), which has made the market to replace these individuals increasingly competitive and has resulted in significant wage inflation in response to labor shortages. In 2021, we experienced higher turnover rates and challenges in recruiting and retaining qualified employees at all levels of our organization. The unexpected loss of services of one or more of the Company’s key personnel could have a material adverse impact on the Company’s business.

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

The Company may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are wholly or partially beyond the Company’s control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, public health crises and disease pandemics (including the current COVID-19 pandemic), damage to property or physical assets, acts of war (such as the current military confict between Russia and Ukraine) or terrorist acts. The Company has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. The Company also reviews and evaluates the business continuity plans of critical third-party service providers. While the Company believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to the Company’s reputation, and loss or liability to the Company.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2.       PROPERTIES.

Delmarva currently maintains 15 branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal Office	910 Norman Eskridge Hwy Seaford, DE 19973	Leased
Administrative Office	2245 Northwood Drive Salisbury, MD 21801	Owned
Accounting & Customer Service Office	100 E. Main Street Salisbury, MD 21801	Leased
IT & HR Office	2013 Northwood Drive Salisbury, MD 21801	Owned
Delmar Branch	9550 Ocean Highway Delmar, MD 21875	Owned
North Salisbury Branch	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
East Salisbury Branch	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Branch	921 Eastern Shore Drive Salisbury, MD 21804	Owned
Pecan Square Branch	1206 Nanticoke Road Salisbury, MD 21801	Owned
Laurel Branch	200 E. Market Street Laurel, DE 19956	Owned
Dagsboro Branch	28280 Clayton Street Dagsboro, DE 19939	Owned

Name	Location	Owned/Leased
Rehoboth Branch	18572 Coastal Highway Rehoboth Beach, DE 19971	Leased
North Ocean City Branch	12505 Coastal Highway Ocean City, MD 21842	Leased
West Ocean City Branch	12720 Ocean Gateway #4 Ocean City, MD 21842	Leased
26th Street Ocean City Banch	201 B 26th Street Ocean City, MD 21842	Leased
Loan Production Office	19264 Miller Road, Unit A Rehoboth Beach, DE 19971	Leased
Evesham Branch	145 North Maple Avenue Marlton, NJ 08053	Leased
Cherry Hill Branch	2099 Route 70 East Cherry Hill, NJ 08003	Leased
Moorestown Branch	227 West Camden Avenue Moorestown, NJ 08057	Leased

Partners currently maintains five branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal and Executive Office	410 William Street Fredericksburg, VA 22401	Leased, from LLC in which Partners’ has a 50% interest
Salem Church Branch	4210 Plank Road Fredericksburg, VA 22407	Leased
Spotsylvania Courthouse Branch	7415 Laughlin Boulevard Spotsylvania, VA 22553	Leased
La Plata Branch	115 East Charles Street La Plata, MD 20646	Land Leased; Building Owned
Reston Branch	1821 Michael Faraday Drive, Suite 101 Reston, VA 20190	Leased
Annapolis Loan Production Office	2661 Riva Road, Building 1000, Suite 1035, Annapolis, MD 21404	Leased
Operations Center	520 William Street, Fredericksburg, VA 22401	Leased

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

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2022, there were 17,961,699 shares of the Company’s common stock outstanding which were held by approximately 570 holders of record, which does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

The Company’s common stock is listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “PTRS”. On February 28, 2022, the closing price of the Company’s common stock on the Nasdaq was $9.99 per share.

The Company currently pays a quarterly dividend of $0.025 per share. The most recent quarterly dividend was declared on January 26, 2022 and was payable on February 15, 2022 to holders of record as of February 8, 2022. When declaring dividends, the Board of Directors considers, among other things, the Company’s long-term outlook, the Company’s financial condition and results of operations during recent financial periods, and trends in the investment and financing markets.

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

Under Maryland law, dividends may only be paid out of retained earnings. State and federal bank regulatory agencies also have authority to prohibit a bank from paying dividends if such payment is deemed to be an unsafe or unsound practice, and the Federal Reserve has the same authority over bank holding companies. At December 31, 2021, each of the Affiliate Banks could pay dividends to the Company to the extent of its retained earnings so long as it maintained required capital ratios.

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

Telephone: 1 (800) 368-5948

Computershare Inc. (Overnight Delivery)Computershare Inc. (Regular Mail)
462 South 4th Street Suite 1600P.O. Box 505000
Louisville, KY 40202Louisville, KY 40233-5000

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2020 the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock, which represented approximately 2% of its outstanding shares of common stock at the time of the Board of Directors’ approval. The Program may be limited or terminated at any time without prior notice. During the year ended December 31, 2021, the Company repurchased 31,800 shares at a weighted average price of $6.53 per share under the Program. The Company did not repurchase any of its common stock during the quarter ended December 31, 2021.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter of 2021.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2021 to October 31, 2021	—	$ -	—	255,800
November 1, 2021 to November 30, 2021	—	$ -	—	255,800
December 1, 2021 to December 31, 2021	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 6. RESERVED

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at December 31, 2021 to its financial condition at December 31, 2020 and the results of operations for the years ended December 31, 2021 and 2020. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed merger with OCFC may not be realized or may take longer than anticipated to be realized, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the condition of the economy and competitive factors in areas where OCFC and the Company do business;
●	deposit attrition, operating costs, customer losses and other disruptions to the parties’ businesses as a result of the announcement and pendency of the proposed merger, and diversion of management’s attention from ongoing business operations and opportunities;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	the risk that the integration of OCFC and the Company’s operations will be materially delayed or will be more costly or difficult than expected or that OCFC and the Company are otherwise unable to successfully integrate their businesses;
●	the outcome of any legal proceedings instituted against OCFC and/or the Company;
●	the failure to obtain required governmental approvals (and the risk that such governmental approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	reputational risk and potential adverse reactions of OCFC and/or the Company’s customers, suppliers, employees or other business partners, including those resulting from the announcement or completion of the proposed merger;
●	the failure of any of the closing conditions in the merger agreement to be satisfied on a timely basis or at all;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of geopolitical conflicts such as the military conflict between Russian and Ukraine;

●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, an increase in unemployment levels and slowdowns in economic growth, including as a result of the COVID-19 pandemic;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic and the distribution and efficacy of vaccines, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	legislative or regulatory changes and requirements, including further legislative and regulatory changes related to the COVID-19 pandemic;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, and the effect of these policies on interest rates and business in our markets;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market area;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Virginia Partners’ product offerings;
●	changes in accounting principles, policies and guidelines, and elections by the Company thereunder;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic; and
●	other factors, many of which are beyond the control of the Company.

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

The Company derives the majority of its income from interest received on our loans and investment securities. The primary source of funding for making these loans and purchasing investment securities are deposits and secondarily, borrowings. Consequently, one of the key measures of the Company’s success is the amount of net interest income, or the difference between the income on interest earning assets, such as loans and investment securities, and the expense on interest bearing liabilities, such as deposits and borrowings. The resulting ratio of that difference as a percentage of average interest earning assets represents the net interest margin. Another key measure is the spread between the yield earned on interest earning assets and the rate paid on interest bearing liabilities, which is called the net interest spread. In addition to earning interest on loans and investment securities, the Company earns income through fees and other charges to customers. Also included is a discussion of the various components of this noninterest income, as well as of noninterest expense.

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

The Company plans to continue to grow organically, including potential expansion into new market areas, such as its recent expansion into the Greater Washington market. The Company believes its current financial condition, coupled with its scalable operational capabilities, will allow it to act upon growth opportunities in the current banking environment. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

The ongoing COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries, dramatically increased unemployment in the Company’s areas of operation and nationally, and previously resulted in orders directing the closing or limited operation of certain businesses and restrictions on public gatherings. These events affected the Company’s operations during 2020 and 2021, and are expected to impact the Company’s financial results continuing on into 2022. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Virginia Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, management believes that the plans have been implemented successfully. As of December 31, 2021, both Delmarva and Virginia Partners branch operations were operating under normal lobby and drive-thru hours. In addition, the majority of Delmarva’s and Virginia Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis. Delmarva and Virginia Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

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

Critical Accounting Policies and Estimates

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company's most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision and Allowance for Credit Losses” and Note 1 and Note 3 of the consolidated financial statements for the year ended December 31, 2021.

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Virginia Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the Liberty Merger and the Share Exchange in accordance with Accounting Standards Codification (“ASC”) Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Share Exchange. This assessment was performed during the fourth quarter of 2021, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

In addition to the Company’s policies related to the valuation of goodwill, intangible assets and other acquisition accounting adjustments, ongoing accounting for acquired loans is considered a critical accounting policy. Acquired loans are classified as either purchased credit impaired (“PCI “) loans or purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Periodically, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for credit losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. The Company evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

Another critical accounting policy relates to deferred tax assets and liabilities. The Company records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty acquisition, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty (50) percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income attributable to the Company for the year ended December 31, 2021 totaled $7.4 million, or $0.42 per basic and diluted share, as compared to $5.7 million, or $0.32 per basic and diluted share, for the year ended December 31, 2020, a $1.7 million or 30.7% increase.

The Company’s results of operations for the twelve months ended December 31, 2021 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to lower rates paid on average interest-bearing deposit balances, a decrease in average borrowings balances, and an increase in average loan balances, which were partially offset by lower loan yields earned and an increase in average interest-bearing deposit balances. Net interest income was positively impacted due to higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP of the SBA; and
●	A significantly lower provision for credit losses due to the current economic environment and the milder impact of the COVID-19 pandemic compared to December 31, 2020.

Negative Impacts:

●	A lower net interest margin (tax equivalent basis);
●	Lower gains on sales and calls of investment securities;
●	Reduced operating results from Virginia Partners’ majority owned subsidiary JMC, partially offset by higher mortgage division fees at Delmarva;
●	Higher losses on other real estate owned due to valuation adjustments and lower gains on sales;
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market, including opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and Delmarva opening its new information technology and training center late in the fourth quarter of 2020 and its twelfth full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021; and
●	Expenses associated with the Company’s pending merger with OCFC, including $896 thousand in stock-based compensation expense related to the accelerated vesting of restricted stock awards, which accelerated vesting was subject to the prior approval of the Company and was not contingent on the actual merger closing, and $979 thousand in merger related expenses, all of which were recognized in the fourth quarter of 2021.

As previously disclosed, on November 4, 2021, the Company and OCFC announced that they have entered into a definitive agreement and plan of merger pursuant to which the Company will merge into OCFC, with OCFC surviving, and following which Virginia Partners and Delmarva will each successively merge with and into OceanFirst Bank, N.A., with OceanFirst Bank surviving each bank merger. The mergers are subject to receiving the requisite approval of the Company’s stockholders, which was received on March 9, 2022, receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

For the twelve months ended December 31, 2021, the Company’s return on average assets, return on average equity and efficiency ratio were 0.46%, 5.43% and 76.97%, respectively, as compared to 0.40%, 4.24% and 71.96%, respectively, for the same period in 2020.

The increase in net income attributable to the Company for the twelve months ended December 31, 2021, as compared to the same period in 2020, was driven by an increase in net interest income and a lower provision for credit losses, and was partially offset by a decrease in noninterest income and higher noninterest expenses and federal and state income taxes.

Financial Condition

Total assets as of December 31, 2021 were $1.64 billion, an increase of $130.8 million, or 8.6%, from December 31, 2020. Key drivers of this change were increases in cash and cash equivalents and total loans held for investment. Changes in key balance sheet components as of December 31, 2021 compared to December 31, 2020 were as follows:

●	Interest bearing deposits in other financial institutions as of December 31, 2021 were $297.9 million, an increase of $79.2 million, or 36.2%, from December 31, 2020. Key drivers of this change were total deposit growth outpacing total loan growth, a decrease in investment securities available for sale, at fair value, and the Company repositioning its excess liquidity in order to earn higher amounts of interest income, which were partially offset by a decrease in long-term borrowings with the Federal Home Loan Bank and other borrowings;

●	Federal funds sold as of December 31, 2021 were $28.0 million, a decrease of $22.3 million, or 44.3%, from December 31, 2020. Key drivers of this change were the aforementioned items noted in the analysis of interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of December 31, 2021 were $122.0 million, a decrease of $2.9 million, or 2.3%, from December 31, 2020. Key drivers of this change were higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $2.3 million as of December 31, 2021 were $1.12 billion, an increase of $81.7 million, or 7.9%, from December 31, 2020. Key drivers of this change were the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $65.0 million under rounds one and two of the PPP, and an increase in organic growth, including growth of approximately $50.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market. As of December 31, 2021, approximately $8.2 million in loans under round two of the PPP were still outstanding;
●	Total deposits as of December 31, 2021 were $1.44 billion, an increase of $174.7 million, or 13.8%, from December 31, 2020. Key drivers of this change were organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which were deposited directly into the operating accounts of these customers at the Company;
●	Total borrowings as of December 31, 2021 were $49.2 million, a decrease of $50.2 million, or 50.5%, from December 31, 2020. Key drivers of this change was a decrease in long-term borrowings with the Federal Home Loan Bank resulting from maturities and payoffs of borrowings that were not replaced, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, and a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company had previously been pledged as collateral. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility; and
●	Total stockholders’ equity as of December 31, 2021 was $141.4 million, an increase of $4.7 million, or 3.4%, from December 31, 2020. Key drivers of this change was the net income attributable to the Company for the twelve months ended December 31, 2021 and stock-based compensation expense related to restricted stock awards, which were partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

Delmarva's Tier 1 leverage capital ratio was 8.1% at both December 31, 2021 and 2020. At both December 31, 2021 and 2020, Delmarva's Tier 1 risk-weighted capital and total risk-weighted capital ratios were 11.6% and 12.9%, respectively.

Virginia Partners’ Tier 1 leverage capital ratio was 8.5% at December 31, 2021 as compared to 9.5% at December 31, 2020. At December 31, 2021, Virginia Partners’ Tier 1 risk-weighted capital and total risk-weighted capital ratios were 11.3% and 12.0%, respectively, as compared to Tier 1 risk-weighted capital and total risk-weighted capital ratios of 13.1% and 13.5%, respectively, at December 31, 2020.

As of December 31, 2021, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At December 31, 2021, nonperforming assets totaled $9.8 million, an increase from December 31, 2020 balances of $7.6 million. Most of this increase was due to an increase in nonaccrual loans, which totaled $9.0 million at December 31, 2021 compared with a balance of $4.9 million at December 31, 2020. There were no loans past due 90 days or more and still accruing interest at the end of 2021, compared to one loan past due 90 days or more and still accruing interest at December 31, 2020 with a balance of $2 thousand. Other real estate owned as of December 31, 2021 was $837 thousand, as compared to $2.7 million at December 31, 2020. Nonperforming loans as a percentage of total assets was 0.5% at December 31, 2021 and 0.3% at December 31, 2020. Nonperforming assets to total assets as of December 31, 2021 was 0.6% compared to 0.5% at December 31, 2020. Loans classified as Troubled Debt Restructurings (“TDRs’) totaled $7.9 million at December 31, 2021 and $6.7 million at December 31, 2020, an increase of $1.2 million during the year. This increase was mainly due to the addition of one relationship with an aggregate balance of $2.9 million.

Net charge-offs were 0.08% of average total loans for the year ended December 31, 2021 and 0.10% for the year ended December 31, 2020. The allowance for credit losses to total loans ratio was 1.31% at December 31, 2021, compared to 1.28% at December 31, 2020. In addition to the allowance for credit losses, as of December 31, 2021 and December 31, 2020, the Company had $2.3 million and $4.0 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Yield on earning assets	3.60%	4.05%
Return on average assets	0.46%	0.40%
Return on average equity	5.43%	4.24%
Average equity to average assets	8.52%	9.34%

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

Net income attributable to the Company was $7.4 million and $5.7 million for the years ended December 31, 2021 and 2020, respectively, as reported in its audited consolidated financial statements. The following discussion should be read in conjunction with the Company's consolidated financial statements and the notes to the consolidated financial statements included at Item 8 of this Annual Report on Form 10-K.

The following is a summary of the results of operations and financial condition of the Company at and for the periods and at the dates indicated, respectively:

	Year Ended
	December 31,
	2021	2020

	(Dollars in Thousands)
Net interest income	$46,430	$43,882
Provision for credit losses	2,323	6,894
Provision for income taxes	2,247	1,723
Noninterest income	8,322	8,492
Noninterest expense	42,287	37,434
Total income	63,675	64,589
Total expenses	55,780	58,266
Net income	7,895	6,323
Net income attributable to Partners Bancorp	7,411	5,670
Basic earnings per share	0.417	0.318
Diluted earnings per share	0.416	0.318

	December 31,
Results of operations at year end:	2021	2020

	(Dollars in Thousands)
Total assets	$1,644,979	$1,514,221
Loans receivable, net	1,102,539	1,022,302
Investment securities, available for sale	122,021	124,925
Federal funds sold	28,040	50,301
Demand and NOW deposits	653,334	515,642
Savings, money market, and time deposits	789,542	752,498
Stockholders' equity	141,368	136,695
Tangible common equity per share	7.23	7.00

Interest Income and Expense – Years Ended December 31, 2021 and 2020

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

Net interest income for the twelve months ended December 31, 2021 increased by $2.6 million, or 6.0%, when compared to the twelve months ended December 31, 2020.  The Company's net interest margin (tax equivalent basis) decreased to 3.02%, representing a decrease of 15 basis points for the twelve months ended December 31, 2021 as compared to the same period in 2020.  The decrease in the net interest margin (tax equivalent basis) was primarily due to a decrease in the yields earned on average loans and investment securities, and higher average balances of interest-bearing liabilities.  These margin pressures were offset by higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP, increases in average loan and investment securities balances, and lower rates paid on average interest-bearing liabilities.  The Company’s net interest margin (tax equivalent basis) was also negatively impacted by higher average balances of cash and due from banks, interest bearing deposits in other financial institutions and federal funds sold, which are lower yielding interest-earning assets.  Total interest income decreased by $743 thousand, or 1.3%, for the twelve months ended December 31, 2021 while total interest expense decreased by $3.4 million, or 27.5%, both as compared to the same period in 2020.  The most significant factors impacting net interest income during the twelve months ended December 31, 2021 were as follows:

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

Loans

Average loan balances increased by $45.4 million, or 4.3%, and average yields earned decreased by 0.18% to 4.85% for the twelve months ended December 31, 2021, as compared to the same period in 2020.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $24.7 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, and loans originated and funded under the PPP, which were partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continued to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic.  The decrease in average yields earned was primarily due to pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations, including loans originated under the PPP at an interest rate of 1%, which were partially offset by higher net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 70.5% of total average interest-earning assets for the twelve months ended December 31, 2021, compared to 75.4% for the twelve months ended December 31, 2020.

Investment securities

Average total investment securities balances increased by $1.7 million, or 1.3%, and average yields earned decreased by 0.62% to 1.89% for the twelve months ended December 31, 2021, as compared to the same period in 2020, primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower interest rates over the comparable period.  In addition, the decrease in average yields earned was driven by accelerated prepayments on mortgage-backed investment securities in the low interest rate environment.  These prepayments have caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.4% of total average interest-earning assets for the twelve months ended December 31, 2021, compared to 9.3% for the twelve months ended December 31, 2020.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $101.3 million, or 12.5%, and average rates paid decreased by 0.44% to 0.73% for the twelve months ended December 31, 2021, as compared to the same period in 2020, primarily due to organic deposit growth, including average growth of approximately $13.1 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on money market and time deposits due to the decline in interest rates beginning late in the first quarter of 2020.

Borrowings

Average total borrowings decreased by $76.7 million, or 56.7%, and average rates paid increased by 1.61% to 3.62% for the twelve months ended December 31, 2021, as compared to the same period in 2020.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020.  The increase in average rates paid was primarily due to the issuance of subordinated notes payable, which is a higher cost interest-bearing liability, and the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were both lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) lowered Federal Funds target rates for the first time in 11 years on July 31, 2019 and then again in September 2019 and October 2019, for a combined decrease of 75 basis points during 2019. In response to market volatility related to the COVID-19 pandemic, the FOMC again lowered Federal Funds target rates twice in March 2020, for a combined decrease of 150 basis points. The FOMC’s current Federal Funds target rate range is currently 0% to 0.25%. As a consequence, long-term interest rates have decreased. While there have been indications that FOMC plans to raise interest rates in 2022, the Company anticipates that the current interest rate environment will continue to put downward pressure on the Company’s net interest margin. In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.

The following table depicts, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Year Ended			Year Ended
	December 31, 2021			December 31, 2020
(Dollars in Thousands)	Average	Interest/		Average	Interest/
	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Cash & Due From Banks	$173,845	$202	0.12%	$138,816	$168	0.12%
Interest Bearing Deposits From Banks	92,199	107	0.12%	33,724	109	0.32%
Taxable Securities (1)	95,550	1,365	1.43%	92,269	1,948	2.11%
Tax‑exempt Securities (2)	34,224	1,092	3.19%	35,827	1,263	3.53%
Total Investment Securities (1) (2)	129,774	2,457	1.89%	128,096	3,211	2.51%
Federal Funds Sold	60,891	59	0.10%	40,263	126	0.31%
Loans: (3)
Commercial and Industrial (4)	155,584	9,179	5.90%	164,965	8,049	4.88%
Real Estate (4)	904,513	42,702	4.72%	852,044	43,414	5.10%
Consumer (4)	3,158	182	5.76%	4,956	262	5.29%
Keyline Equity (4)	17,147	616	3.59%	16,093	629	3.91%
Visa Credit Card	48	2	4.17%	231	15	6.49%
State and Political	804	42	5.22%	543	37	6.81%
Keyline Credit	127	29	22.83%	172	30	17.44%
Other Loans	7,688	14	0.18%	4,675	15	0.32%
Total Loans (2)	1,089,069	52,766	4.85%	1,043,679	52,451	5.03%
Allowance For Credit Losses	14,797			9,713
Unamortized Discounts on Acquired Loans	3,241			5,084
Total Loans, Net	1,071,031			1,028,882
Other Assets	72,196			62,000
Total Assets/Interest Income	$1,599,936	$55,591		$1,431,781	$56,065

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$482,914	$—	—%	$344,973	$—	—%
Interest Bearing Demand	127,853	412	0.32%	101,097	407	0.40%
Money Market Accounts	239,339	655	0.27%	168,368	849	0.50%
Savings Accounts	128,039	201	0.16%	102,157	187	0.18%
All Time Deposits	415,014	5,408	1.30%	437,362	7,984	1.83%
Total Interest Bearing Deposits	910,245	6,676	0.73%	808,984	9,427	1.17%
Total Deposits	1,393,159	—		1,153,957	—
Borrowings	34,786	625	1.80%	118,735	1,683	1.42%
Notes Payable	23,771	1,560	6.56%	16,511	1,040	6.30%
Lease Liability	2,188	62	2.83%	2,303	65	2.82%
Other Liabilities	9,661	—		6,517	—
Stockholder's Equity	136,371	—		133,758	—
Total Liabilities & Equity/Interest Expense	$1,599,936	$8,923		$1,431,781	$12,215

Earning Assets/Interest Income (2)	$1,545,778	$55,591	3.60%	$1,384,578	$56,065	4.05%
Interest Bearing Liabilities/Interest Expense	$970,990	$8,923	0.92%	$946,533	$12,215	1.29%
Net interest income		$46,668			$43,850

Earning Assets/Interest Expense			0.58%			0.88%
Net Interest Spread (2)			2.68%			2.76%
Net Interest Margin (2)			3.02%			3.17%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of shareholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0% for 2021 and 2020. Taxable equivalent adjustments of $229 thousand and $9 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the year ended December 31, 2021 and $322 thousand and $10 thousand respectively, for the year ended December 31, 2020.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from the Company's interest-earning assets and interest paid on its interest-bearing liabilities for the year ended December 31, 2021 versus 2020.

Rate and Volume Analysis

Year Ended December 31, 2021 Versus December 31, 2020

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$2,281	$(1,966)	$315
Investment securities
Taxable	69	(652)	(583)
Exempt from Federal income tax	(57)	(114)	(171)
Federal funds sold	65	(132)	(67)
Other interest income	150	(118)	32
Total interest income	2,508	(2,982)	(474)
Interest Bearing Liabilities
Interest bearing deposits	1,179	(3,930)	(2,751)
Notes payable and leases	420	97	517
Funds purchased	(1,190)	132	(1,058)
Total Interest Expense	409	(3,701)	(3,292)
Net Interest Income	$2,099	$719	$2,818
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At December 31, 2021, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 27.0%. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

The Company's allowance for credit losses consists of two parts. The first part is determined in accordance with authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) regarding the allowance for credit losses. The Company's determination of this part of the allowance for credit losses is based upon quantitative and qualitative factors. A loan loss history based upon the prior three years is utilized in determining the appropriate allowance for credit losses. Historical loss factors are determined by criticized and uncriticized loans by loan type. These historical loss factors are applied to the loans by loan type to determine an indicated allowance for credit losses. The historical loss factors may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management's knowledge of the loan portfolio.

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

At December 31, 2021, the Company's allowance for credit losses was $14.7 million, or 1.31% of total outstanding loans. At December 31, 2020, the allowance for credit losses was $13.2 million, or 1.28% of total outstanding loans. The Company's provision for credit losses was $2.3 million for the year ended December 31, 2021, as compared to $6.9 million for the year ended December 31, 2020. The decrease in the provision for credit losses during the twelve months ended December 31, 2021, as compared to the same period of 2020, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment and the reversal of specific reserves on purchased credit impaired loans acquired in the Virginia Partners acquisition due to improved performance, which were partially offset by the deterioration in asset quality and increased specific reserves of two loan relationships, the deterioration in asset quality and the establishment of a specific reserve on one loan relationship that has been individually evaluated for impairment, an increase in historical loss rates, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth. The provision for credit losses during the twelve months ended December 31, 2021, as well as the allowance for credit losses as of December 31, 2021, represents management’s best estimate of the impact of the COVID-19 pandemic on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of December 31, 2021, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic. In addition, as of December 31, 2021, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.

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

The following tables illustrate the Company's past due and nonaccrual loans at December 31, 2021 and 2020:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At December 31, 2021 and 2020

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$598	$598	$598
Residential real estate	903	361	1,264	1,293
Nonresidential	—	2,915	2,915	6,486
Home equity loans	160	—	160	—
Commercial	46	77	123	584
Consumer and other loans	15	—	15	—
TOTAL	$1,124	$3,951	$5,075	$8,961

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2020	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$708	$175	$883	$175
Residential real estate	2,764	679	3,443	2,022
Nonresidential	3,792	2,377	6,169	2,170
Home equity loans	80	54	134	54
Commercial	255	489	744	489
Consumer and other loans	7	2	9	—
TOTAL	$7,606	$3,776	$11,382	$4,910

Total nonaccrual loans at December 31, 2021 were $9.0 million, which reflects an increase of $4.1 million from $4.9 million at December 31, 2020. Management believes the relationships on nonaccrual were adequately reserved at December 31, 2021. TDR’s not past due or on nonaccrual at December 31, 2021 amounted to $3.9 million, as compared to $4.9 million at December 31, 2020. This decrease was primarily due to four loan relationships that no longer met the definition of a TDR and pay-downs of principal loan balances during 2021. Total TDR’s increased $1.2 million to $7.9 million at December 31, 2021, compared to $6.7 million at December 31, 2020. This increase was primarily due to one loan relationship that was classified as a TDR during 2021, partially offset by four loan relationships that no longer met the definition of a TDR, two loan relationships that were charged-off, and two loan relationships that were paid off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and other real estate owned, net (“OREO”), at December 31, 2021 were $9.8 million compared to $7.6 million at December 31, 2020. The Company's ratio of nonperforming assets to total assets was 0.60% at December 31, 2021 compared to 0.50% at December 31, 2020. As noted above, there was an increase in nonaccrual loans during the year ended December 31, 2021. OREO, net decreased during the year ended December 31, 2021 by $1.8 million. There were three properties that were sold at a gain of $122 thousand during 2021, this was offset by valuation adjustments and other expenses of $292 thousand that were recorded during 2021.

It is likely that the COVID-19 pandemic and the economic disruption related to it will continue to negatively impact the Company’s financial position and results of operations during the year ending December 31, 2022.

The following tables provide additional information on the Company's nonperforming assets at December 31, 2021 and 2020.

Nonperforming Assets

(Dollars in thousands)

	December 31,	December 31,
	2021	2020
Nonperforming assets:
Nonaccrual loans	$8,961	$4,910
Loans past due 90 days or more and accruing	—	2
Total nonperforming loans (NPLs)	$8,961	$4,912
Other real estate owned (OREO)	837	2,677
Total nonperforming assets (NPAs)	$9,798	$7,589
Performing TDR's and TDR's 30-89 days past due	$3,922	$4,877
NPLs/Total Assets	0.54%	0.32%
NPAs/Total Assets	0.60%	0.50%
NPAs and TDRs/Total Assets	0.83%	0.82%
Allowance for credit losses/Nonaccrual Loans	163.55%	268.90%
Allowance for credit losses/NPLs	163.55%	268.79%

Nonperforming Loans by Type

(Dollars in thousands)

	December 31,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$598	$175
Residential real estate	1,293	2,022
Nonresidential	6,486	2,170
Home equity loans	—	54
Commercial	584	489
Consumer and other loans	—	2
Total	$8,961	$4,912

The following table provides data related to loan balances and the allowance for credit losses for the years ended December 31, 2021 and 2020.

Allowance for Credit Losses Data

(Dollars in Thousands)

At December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Average loans outstanding	$1,089,069	$1,043,679
Total loans outstanding	1,117,195	1,035,505
Total nonaccrual loans	8,961	4,910
Net loans charged off	870	995
Provision for credit losses	2,323	6,894
Allowance for credit losses	14,656	13,203
Allowance as a percentage of total loans outstanding	1.3%	1.3%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.8%	0.5%
Allowance as a percentage of nonaccrual loans outstanding	163.6%	268.9%

The following table represents the activity of the allowance for credit losses for the years ended December 31, 2021 and 2020 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

(Dollars in Thousands)

At December 31, 2021 and 2020

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At December 31, 2021 and 2020

(Dollars in thousands)

	December 31,			December 31,
	2021			2020
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$107,983	$1,143	10%	$74,706	$903	7%
Residential real estate	201,230	1,893	18%	199,349	2,351	19%
Nonresidential	642,217	9,239	57%	569,745	7,584	55%
Home equity loans	30,395	212	3%	34,226	271	3%
Commercial	130,908	1,885	12%	152,798	1,943	15%
Consumer and other loans	4,462	36	0%	4,681	37	0%
Unallocated	—	248	—%	—	114	—%
	$1,117,195	$14,656	100%	$1,035,505	$13,203	100%

Additional information related to net charge-offs (recoveries) is presented in the tables below.

	December 31,			December 31,
	2021			2020

	Net		Net	Net		Net
	Charge-Offs	Average	Charge-Off	Charge-Offs	Average	Charge-Off
(Dollars in thousands)	(Recoveries)	Loans	Ratio	(Recoveries)	Loans	Ratio
Real Estate Mortgage
Construction and land development	$(1)	$92,252	(0.00)%	$(1)	$76,418	(0.00)%
Residential real estate	16	209,146	0.01%	42	209,251	0.02%
Nonresidential	639	600,457	0.11%	63	557,379	0.01%
Home equity loans	4	29,004	0.01%	3	30,879	0.01%
Commercial	168	154,020	0.11%	809	164,104	0.49%
Consumer and other loans	44	4,190	1.05%	79	5,648	1.40%
Total Loans Receivable	$870	$1,089,069	0.08%	$995	$1,043,679	0.10%

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

In addition, Section 4013 of the CARES Act provided banks, savings associations, and credit unions with the ability to make loan modifications related to the COVID-19 pandemic without categorizing the loans as a TDR or conducting the analysis to make the determination, which was intended to streamline the loan modification process. Any such suspension is effective for the term of the loan modification; however, the suspension is only permitted for loan modifications made during the effective period and only for those loans that were not more than thirty (30) days past due as of December 31, 2019.

In addition, in an effort to support the Company’s borrowers in their times of need, the Company has granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months.  At the peak, which occurred during the second quarter of 2020, the Company, on a consolidated basis, had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding.  As of December 31, 2021, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.  As of December 31, 2021, on a consolidated basis, there were no loans outstanding with respect to which the Company has granted loan payment deferrals or payments of interest only.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers. The Company has identified nine specific higher risk industries for credit exposure monitoring during this crisis.

The table below identifies these higher risk industries and the Company’s exposure to them as of December 31, 2021:

As of December 31, 2021
	Loan balances		As a percentage of
	outstanding	Number of loans	total loan balances
Higher Risk Industries	(dollars in thousands)	outstanding	outstanding (%)*
Hospitality (Hotels)	$92,938	38	8.38%
Amusement Services	8,957	10	0.81
Restaurants	51,761	78	4.67
Retail Commercial Real Estate	55,751	51	5.03
Movie Theatres	7,202	3	0.65
Aviation	—	—	—
Charter Boats/Cruises	—	—	—
Commuter Services	50	5	—
Manufacturing/Distribution	2,598	7	0.23
Totals	$219,257	192	19.77%
* Excludes loans originated under the PPP of the SBA.

As of December 31, 2021, there were no loans within these higher risk industries with respect to which the Company has granted loan payment deferrals.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income for the twelve months ended December 31, 2021 decreased by $170 thousand, or 2.0%, when compared to the twelve months ended December 31, 2020.  Key changes in the components of noninterest income for the twelve months ended December 31, 2021, as compared to the same period in 2020, are as follows:

●	Service charges on deposit accounts decreased by $38 thousand, or 4.5%, due primarily to decreases in nonsufficient fund fees as a result of the significant increase in deposit balances, which was partially offset by increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2020;

●	Gains on sales and calls of investment securities decreased by $574 thousand, or 95.4%, due primarily to Delmarva recording $2 thousand in gains on sales or calls of investment securities during the twelve months ended December 31, 2021, as compared to recording $187 thousand in gains on sales and calls of investment securities during the same period of 2020. In addition, Virginia Partners recorded gains of $25 thousand on the sales and calls of investment securities during the twelve months ended December 31, 2021, as compared to recording $414 thousand in gains on sales and calls of investment securities during the same period of 2020;
●	Mortgage banking income decreased by $283 thousand, or 7.0%, due primarily to Virginia Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2020;
●	Gains (losses) on sales of other assets increased by $2 thousand due primarily to Delmarva selling its VISA credit card portfolio during the first quarter of 2021, as compared to Delmarva recording a loss of less than $1 thousand on the disposal of information technology assets during the third quarter of 2020; and
●	Other income increased by $723 thousand, or 24.1%, due primarily to higher mortgage division fees at Delmarva, increases in debit card income, merchant card and ATM fees, and Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021, which were partially offset by Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the twelve months ended December 31, 2021 increased by $4.9 million, or 13.1%, when compared to the twelve months ended December 31, 2020.  Key changes in the components of noninterest expense for the twelve months ended December 31, 2021, as compared to the same period in 2020, are as follows:

●	Salaries and employee benefits increased by $3.0 million, or 15.0%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, stock-based compensation expense and benefit costs. In connection with its pending merger with OCFC, during the fourth quarter of 2021 the Company recorded $896 thousand in stock-based compensation expense related to the accelerated vesting of restricted stock awards, which accelerated vesting was subject to the prior approval of the Company and was not contingent on the actual merger closing. In addition, due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary JMC, salaries and employee benefits decreased due to a decrease in commissions expense paid;
●	Premises and equipment increased by $533 thousand, or 11.6%, primarily due to increases related to Delmarva opening its new information technology and training center late in the fourth quarter of 2020 and its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021, Virginia Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, expenses associated with Delmarva’s core conversion that was completed in the third quarter of 2021, and software amortization associated with Virginia Partners’ core conversion that was completed in the fourth quarter of 2020, which were partially offset by lower expenses related to building security at Virginia Partners;
●	Amortization of core deposit intangible decreased by $114 thousand, or 15.9%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty acquisitions;
●	Losses on other real estate owned increased by $69 thousand, or 68.1%, primarily due to higher valuation adjustments being recorded on properties and lower gains on the sales of properties during the twelve months ended December 31, 2021 as compared to the same period of 2020, and lower expenses related to other real estate owned;

●	Merger related expenses increased by $971 thousand, or 12,951.0%, primarily due to legal fees, investment banking fees and other costs associated with the pending merger with OCFC; and
●	Other operating expenses increased by $421 thousand, or 3.6%, primarily due to higher expenses related to FDIC insurance assessments, internet banking charges, director fees, core conversion, printing and supplies, travel and entertainment, consulting, telephone and data circuits, other losses, debit/credit/merchant card transactions, accounting, and Virginia Partners state franchise tax, which were partially offset by lower expenses related to data and item processing.

The following table sets forth the primary components of other operating expenses for the periods indicated:

Other Operating Expenses

(Dollars in Thousands)

	December 31,
	2021	2020
Professional services	$769	$620
Stationary, printing and supplies	273	254
Postage and delivery	197	201
FDIC assessment	904	644
State bank assessment	66	82
Directors fees and expenses	742	608
Marketing	443	441
Correspondent bank services	122	117
ATM expenses	1,030	1,002
Telephones and mobile devices	806	755
Membership dues and fees	128	122
Legal fees	562	535
Audit and related professional fees	358	456
Insurance	267	265
Listing fees	58	114
Other	5,334	5,489
	$12,059	$11,705

Income Taxes

The provision for income taxes was $2.2 million during the year ended December 31, 2021, compared to the provision for income taxes of $1.7 million during the year ended December 31, 2020, an increase of $525 thousand or 30.5%. This increase was due primarily to higher consolidated income before taxes, which was partially offset by higher earnings on tax-exempt income, primarily bank owned life insurance policies. For the twelve months ended December 31, 2021, the Company’s effective tax rate was approximately 22.2% as compared to 23.3% for the same period in 2020.

Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax. The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the twelve months ended December 31, 2021 and 2020.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, excluding unamortized discounts on acquired loans, averaged $1.09 billion and $1.04 billion during the years ended December 31, 2021 and 2020, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of December 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
Real Estate Mortgage
Construction and land development	$107,983	$74,706
Residential real estate	201,230	199,349
Nonresidential	642,217	569,745
Home equity loans	30,395	34,226
Commercial	130,908	152,798
Consumer and other loans	4,462	4,681
	$1,117,195	$1,035,505
Less: Allowance for credit losses	(14,656)	(13,203)
	$1,102,539	$1,022,302

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company's loan portfolio, including unamortized discounts on acquired loans at December 31, 2021.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2021

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
December 31, 2021	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$48,493	$40,718	$8,264	$10,508	$107,983
Residential real estate	42,220	102,789	32,503	23,718	201,230
Nonresidential	143,998	335,282	138,350	24,587	642,217
Home equity loans	17,368	3,171	5,971	3,885	30,395
Commercial	37,655	49,611	20,632	23,010	130,908
Consumer and other loans	1,193	2,029	687	553	4,462
Total loans receivable	$290,927	$533,600	$206,407	$86,261	$1,117,195

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$30,089	$28,678	$6,306	$587	$65,660
Residential real estate	27,239	87,498	13,151	656	128,544
Nonresidential	117,771	311,806	99,193	7,833	536,603
Home equity loans	185	—	—	—	185
Commercial	13,400	44,985	18,711	604	77,700
Consumer and other loans	277	2,027	687	553	3,544
Total fixed-rate loans	$188,961	$474,994	$138,048	$10,233	$812,236

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$18,404	$12,040	$1,958	$9,921	$42,323
Residential real estate	14,981	15,291	19,352	23,062	72,686
Nonresidential	26,227	23,476	39,157	16,754	105,614
Home equity loans	17,183	3,171	5,971	3,885	30,210
Commercial	24,255	4,626	1,921	22,406	53,208
Consumer and other loans	916	2	—	—	918
Total floating-rate loans	$101,966	$58,606	$68,359	$76,028	$304,959

At December 31, 2021, real estate mortgage loans included $287.4 million of owner-occupied non-farm, non-residential loans, and $313.8 million of other non-farm, non-residential loans, which is 29.3% and 32.0% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $254.7 million of owner-occupied non-farm, non-residential loans, and $263.5 million of other non-farm, non-residential loans, which is 29.0% and 30.0% of real estate mortgage loans, respectively. This represents an increase at December 31, 2021 of $32.7 million and $50.3 million, or 12.8% and 19.1%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At December 31, 2021, real estate mortgage loans included $108.0 million of construction and land development loans, and $24.4 million of multi-family residential loans, which is 11.0% and 2.5% of real estate mortgage loans, respectively. By comparison, at December 31, 2020, real estate mortgage loans included $74.7 million of construction and land development loans, and $28.6 million of multi-family residential loans, which is 8.5% and 3.4% of real estate mortgage loans, respectively. This represents an increase at December 31, 2021 of $33.2 million, or 44.4%, in construction and land development loans, and a decrease of $4.2 million, or 14.6%, in multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 267.9% of total risk-based capital at December 31, 2021, as compared to 234.0% at December 31, 2020. Construction and land development loans were 64.8% of total risk-based capital at December 31, 2021, as compared to 47.7% at December 31, 2020.

At December 31, 2021, real estate mortgage loans included home equity loans of $30.4 million and residential real estate loans of $201.2 million, compared to $34.2 million and $199.3 million at December 31, 2020, respectively. Home equity loans decreased $3.8 million, or 11.2%, during the year ended December 31, 2021, while residential real estate loans increased $1.9 million, or 0.9%, during the year ended December 31, 2021. At December 31, 2021, commercial loans were $130.9 million, compared to $152.8 million at December 31, 2020, a decrease of $21.9 million, or 14.3%, during the year ended December 31, 2021.

The overall increase in loans from the year ended December 31, 2020 to December 31, 2021 was due primarily to the origination and funding of approximately $30.9 million in loans under round two of the PPP, which was partially offset by forgiveness payments received of approximately $65.0 million under rounds one and two of the PPP, and an increase in organic growth, including growth of approximately $50.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market.

Beginning late in the first quarter of 2020, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under the PPP in order to further assist their communities. Delmarva has provided access for customers and noncustomers to the program, allowing individuals or businesses visiting their website to access the SBA loan application and complete the process through a third party vendor. Loans processed through Delmarva’s website are funded by other banks or outside funding sources. During round one of this program, Virginia Partners, an SBA approved lender, directly originated and funded almost 700 loans totaling approximately $64.2 million, all of which were previously pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. Beginning in the fourth quarter of 2020 and continuing through the fourth quarter of 2021, Virginia Partners received forgiveness payments from the SBA related to all of these loans. As of December 31, 2021,Virginia Partners had no loans outstanding under round one of this program. Beginning early in the first quarter of 2021, both Delmarva and Virginia Partners began assisting their customers in obtaining loans under round two of this program in an identical manner as was done by each under round one of the program. As of December 31, 2021, Virginia Partners has directly originated and funded over 430 loans totaling approximately $30.9 million, none of which have been pledged as collateral to the Federal Reserve Bank Discount Window under the PPP Liquidity Facility. As of December 31, 2021, Virginia Partners had approximately $8.2 million in loans still outstanding under round two of this program. Aggregate fees, net of costs to originate, from the SBA of approximately $416 thousand will continue to be recognized in interest income over the life of these loans. Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $129.8 million during the year ended December 31, 2021 as compared to $128.1 million for the year ended December 31, 2020. This represented 8.4% and 9.3% of total average interest-earning assets for the years ended December 31, 2021 and 2020, respectively. This increase was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income), net of deferred taxes. At December 31, 2021 and 2020, investment securities available for sale, at fair value totaled $122.0 million and $124.9 million, respectively. Investment securities available for sale, at fair value decreased by $2.9 million, or 2.3%, during the year ended December 31, 2021. This decrease was primarily due to higher yielding investment securities being called, accelerated prepayments on mortgage-backed investment securities in the low interest rate environment and a decrease in unrealized gains on the investment securities available for sale portfolio. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At December 31, 2021 and 2020 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of December 31, 2021 and 2020

	December 31, 2021
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	5.4%	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	24.5%	1,397	63	31,126
Mortgage-backed securities	83,213	68.5%	279	1,089	82,403
Subordinated debt investments	1,990	1.6%	51	—	2,041
	$121,542	100.0%	$1,773	$1,294	$122,021

	December 31, 2020
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	5.5%	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	29.7%	1,878	—	38,123
Mortgage-backed securities	74,857	61.4%	1,127	108	75,876
Subordinated debt investments	3,985	3.3%	62	4	4,043
	$121,845	100.0%	$3,204	$124	$124,925

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities available for sale portfolio as of December 31, 2021. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Investment Maturity and Weighted Average Yields

(Dollars in Thousands)

As of December 31, 2021

	December 31, 2021

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$—	—%	$—	—%	$3,996	1.56%	$2,455	1.70%	$6,451	1.61%
Obligations of States and political subdivisions	—	—%	2,875	3.01%	11,384	2.42%	16,867	2.47%	31,126	2.50%
Mortgage-backed securities	1	2.27%	24	4.08%	5,604	2.53%	76,774	1.52%	82,403	1.59%
Subordinated debt investments	—	—%	—	—%	2,041	5.54%	—	—%	2,041	5.54%
	$1	2.27%	$2,899	3.02%	$23,025	2.57%	$96,096	1.69%	$122,021	1.89%

The following table shows, at carrying value and amortized cost, the scheduled maturities of investment securities available for sale held at December 31, 2021.

Maturities of Investments

(Dollars in Thousands)

As of December 31, 2021

	December 31, 2021
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	2,716	2,875
Due after five years through ten years	16,953	17,422
Due after ten years or more	18,660	19,321
Mortgage-backed securities, due in monthly installments	83,213	82,403
	$121,542	$122,021

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $4.9 million and $5.4 million at December 31, 2021 and 2020, respectively, a decrease of $575 thousand, or 10.6%, for the year ended December 31, 2021.

Due to increases in interest rates and ongoing volatility in the securities markets, during the year ended December 31, 2021, the net unrealized gains in the Company’s investment securities available for sale portfolio decreased by approximately $2.6 million, or 84.4%, to $479 thousand at December 31, 2021.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.15 billion to $1.39 billion, an increase of $239.2 million, or 20.7%, for the year ended December 31, 2021 over the average total deposits for the year ended December 31, 2020. This increase was primarily due to organic deposit growth, including average growth of approximately $44.8 million in deposits related to Virginia Partners’ recent expansion into the Greater Washington market. At December 31, 2021, total deposits were $1.44 billion as compared to $1.27 billion at December 31, 2020, an increase of $174.7 million, or 13.8%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty surrounding the COVID-19 pandemic, and the funding of loans under round two of the PPP, the proceeds of which were deposited directly into the operating accounts of these customers at the Company. Non-interest bearing demand deposits increased to $493.9 million at December 31, 2021, a $103.4 million, or 26.5%, increase from $390.5 million in non-interest bearing demand deposits at December 31, 2020, due primarily to the aforementioned items above.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

(Dollars in Thousands)

As of December 31, 2021 and 2020

	December 31,	Percentage	December 31,	Percentage
	2021	of Deposits	2020	of Deposits
Noninterest bearing demand deposits	$493,913	34.23%	$390,511	30.79%
Interest bearing deposits:
Money market, NOW, and savings accounts	569,707	39.48%	448,619	35.38%
Certificates of deposit, $100 thousand or more	251,104	17.41%	286,884	22.62%
Other certificates of deposit	128,152	8.88%	142,126	11.21%
Total interest bearing deposits	948,963	65.77%	877,629	69.21%
Total	$1,442,876	100.00%	$1,268,140	100.00%

The Company's loan-to-deposit ratio was 77.4% at December 31, 2021 as compared to 81.7% at December 31, 2020. Core deposits, which exclude certificates of deposit of $250 thousand or more, provide a relatively stable funding source for the Company's loan portfolio and other interest earning assets. The Company's core deposits were $1.36 billion at December 31, 2021, an increase of $226.1 million, or 19.9%, from $1.13 billion at December 31, 2020, and excluded $82.1 million and $133.5 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company's maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

As of December 31, 2021

	December 31,
	2021	2020
Three months or less	$46,845	$53,880
Over three months through six months	64,574	47,073
Over six months through twelve months	129,517	113,005
Over twelve months	138,320	215,052
Total	$379,256	$429,010

The following table provides a summary of the Company's maturity distribution for certificates of deposit of greater than $250,000 at the dates indicated:

Maturities of Certificates of Deposit Greater than $250,000

(Dollars in Thousands)

As of December 31, 2021

	December 31,
	2021	2020
Three months or less	$13,359	$19,542
Over three months through six months	14,803	8,306
Over six months through twelve months	20,124	31,034
Over twelve months	33,797	74,600
Total	$82,083	$133,482

Borrowings. Borrowings at December 31, 2021 and 2020 consist primarily of long-term borrowings with the Federal Home Loan Bank (“FHLB”), subordinated notes payable, net, and other borrowings.

At December 31, 2021, long-term borrowings with the FHLB were $26.3 million as compared to $33.0 million at December 31, 2020, a decrease of $6.7 million, or 20.2%. This decrease was primarily due to a maturity that was not replaced and scheduled principal curtailments. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At December 31, 2021, subordinated notes payable, net, were $22.2 million as compared to $24.1 million at December 31, 2020, a decrease of $1.9 million, or 8.0%. This decrease was primarily due to the Company’s early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.

At December 31, 2021, other borrowings were $755 thousand as compared to $42.4 million at December 31, 2020, a decrease of $41.6 million, or 98.2%. This decrease was primarily due to a decrease in borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company had previously been pledged as collateral. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPP Liquidity Facility. In addition, Virginia Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $120 thousand and $142 thousand were outstanding as of December 31, 2021 and 2020, respectively.

See Note 8 – Borrowings and Notes Payable of the audited consolidated financial statements for the year ended December 31, 2021 for additional information on the Company’s subordinated notes payable, net, and JMC’s warehouse line of credit.

Average total borrowings decreased by $76.7 million, or 56.7%, and average rates paid increased by 1.61% to 3.62% for the twelve months ended December 31, 2021, as compared to the same period in 2020. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of Federal Home Loan Bank advances resulting from maturities and payoffs of borrowings that were not replaced, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, which were partially offset by the issuance of $18.1 million in subordinated notes payable, net, in late June 2020. The increase in average rates paid was primarily due to the issuance of subordinated notes payable, which is a higher cost interest-bearing liability, and the decreases in the average balances of Federal Home Loan Bank advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were both lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Capital

Total stockholders’ equity as of December 31, 2021 was $141.4 million, an increase of $4.7 million, or 3.4%, from December 31, 2020.  Key drivers of this change was the net income attributable to the Company for the twelve months ended December 31, 2021 and stock-based compensation expense related to restricted stock awards, which were partially offset by the decrease in accumulated other comprehensive income, net of tax, cash dividends paid to shareholders and the repurchase of shares of the Company’s common stock under the Company’s Board of Directors approved stock purchase plan.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 150%. The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A more in depth discussion of regulatory capital requirements is included in Note 16 of the consolidated financial statements included at Item 8 to this Annual Report on Form 10-K.

Capital Components

At December 31, 2021 and 2020

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	91,928	12.9%	74,963	10.5%	71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	85,497	12.9%	69,608	10.5%	66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's Federal Funds Sold position, which includes funds in due from banks and interest-bearing deposits with banks, averaged $60.9 million during the year ended December 31, 2021 and totaled $28.0 million at December 31, 2021, as compared to an average of $40.3 million during the year ended December 31, 2020 and a year-end position of $50.3 million at December 31, 2020. Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2021, advances available totaled approximately $409.0 million of which $26.3 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to at least $250 thousand.

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

At December 31, 2021, the Company's asset/liability position was asset sensitive based on its interest rate sensitivity model. The Company's net interest income would increase by 10.0% in an up 100 basis point scenario and would increase by 39.0% in an up 400 basis point scenario over a one-year timeframe. In the two-year horizon, the Company's net interest income would increase by 15.0% in an up 100 basis point scenario and would increase by 55.0% in an up 400 basis point scenario. At December 31, 2021, all interest rate risk stress test measures were within the Company’s, Delmarva’s and Partners’ board policy established limits in each of the increased rate scenarios.

Additional information on the Company's interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2021 can be found below.

Interest Rate Risk in Earnings (Net Interest Income)
December 31, 2021
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	39.0%
+300	29.0%
+200	20.0%
+100	10.0%
−100	-7.0%
−200	-12.0%
−300	-15.0%
−400	-17.0%

Economic value of equity, or EVE, measures the period end market value of assets less the period end market value of liabilities and the change in this value as rates change. It models simultaneous parallel shifts in the market interest rates, implied by the forward yield curve. The EVE model calculates the market value of capital by taking the present value of all asset cash flows less the present value of all liability cash flows.

The interest rate risk to capital at December 31, 2021 is shown below and reflects that the Company's market value of capital is in an asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2021, all EVE stress test measures were within the Company’s, Delmarva's and Partners’ board policy established limits in each of the increased rate scenarios.

Interest Rate Risk to Capital
December 31, 2021
Change in interest rates (basis	Percentage change in
points)	market value
+400	41.0%
+300	33.0%
+200	25.0%
+100	14.0%
−100	-19.0%
−200	-33.0%
−300	-34.0%
−400	-35.0%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 1 of the consolidated financial statements for the year ended December 31, 2021 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Partners Bancorp

Salisbury, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Partners Bancorp and its subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

The primary audit procedures we performed to address this critical audit matter included:

● Substantively testing management’s process, including evaluating their judgments and assumptions for developing the qualitative factors,which included:
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

Richmond, Virginia

March 29, 2022

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2021	2020
ASSETS
Cash and due from banks	$12,887	$13,643
Interest bearing deposits in other financial institutions	297,902	218,667
Federal funds sold	28,040	50,301
Cash and cash equivalents	338,829	282,611
Securities available for sale, at fair value	122,021	124,925
Loans held for sale	4,064	9,858
Loans, less allowance for credit losses of $14,656 at December 31, 2021 and $13,203 at December 31, 2020	1,102,539	1,022,302
Accrued interest receivable	4,313	5,229
Premises and equipment, less accumulated depreciation	16,175	15,439
Restricted stock	4,869	5,445
Operating lease right-of-use assets	6,009	3,983
Financing lease right-of-use assets	1,687	1,824
Other investments	5,065	5,091
Deferred income taxes, net	4,715	4,395
Bank owned life insurance	18,254	14,841
Other real estate owned, net	837	2,677
Core deposit intangible, net	2,060	2,660
Goodwill	9,582	9,582
Other assets	3,960	3,359
Total assets	$1,644,979	$1,514,221
LIABILITIES
Deposits:
Non-interest bearing demand	$493,913	$390,511
Interest bearing demand	159,421	125,131
Savings and money market	410,286	323,488
Time	379,256	429,010
	1,442,876	1,268,140
Accrued interest payable on deposits	280	402
Long-term borrowings with the Federal Home Loan Bank	26,313	32,972
Subordinated notes payable, net	22,168	24,101
Other borrowings	755	42,382
Operating lease liabilities	6,372	4,301
Financing lease liabilities	2,125	2,242
Other liabilities	2,722	2,986
Total liabilities	1,503,611	1,377,526
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,941,604 as of December 31, 2021 and 17,758,448 as of December 31, 2020, including 28,000 nonvested shares as of December 31, 2021 and 0 nonvested shares as of December 31, 2020	179	178
Surplus	88,390	87,200
Retained earnings	51,305	45,673
Noncontrolling interest in consolidated subsidiaries	1,179	1,346
Accumulated other comprehensive income, net of tax	315	2,298
Total stockholders' equity	141,368	136,695
Total liabilities and stockholders' equity	$1,644,979	$1,514,221

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(Dollars in thousands, except per share data)	2021	2020
INTEREST INCOME ON:
Loans, including fees	$52,757	$52,805
Investment securities:
Taxable	1,101	1,641
Tax-exempt	863	941
Federal funds sold	59	126
Other interest income	573	584
	55,353	56,097
INTEREST EXPENSE ON:
Deposits	6,676	9,427
Borrowings	2,247	2,788
	8,923	12,215
NET INTEREST INCOME	46,430	43,882
Provision for credit losses	2,323	6,894
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	44,107	36,988
OTHER INCOME:
Service charges on deposit accounts	811	849
Gain on sales and calls of investment securities	27	601
Mortgage banking income, net	3,759	4,042
Gains (losses) on disposal of other assets, net	1	(1)
Other income	3,724	3,001
	8,322	8,492
OTHER EXPENSES:
Salaries and employee benefits	23,343	20,304
Premises and equipment	5,136	4,603
Amortization of core deposit intangible	600	713
Losses on other real estate owned, net	170	101
Merger related expenses	979	8
Other expenses	12,059	11,705
	42,287	37,434
INCOME BEFORE TAXES ON INCOME	10,142	8,046
Federal and state income taxes	2,247	1,723
NET INCOME	$7,895	$6,323
Net (income) attributable to noncontrolling interest	(484)	(653)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$7,411	$5,670

Earnings per common share
Basic earnings per share	$0.42	$0.32
Diluted earnings per share	$0.42	$0.32

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2021 and 2020

	Year Ended December 31,
(Dollars in thousands)	2021	2020
NET INCOME	$7,895	$6,323
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized holding (losses) gains on securities available for sale arising during the period	(2,571)	2,723
Deferred income tax effect	609	(722)
Other comprehensive (loss) income, net of tax	(1,962)	2,001

Reclassification adjustment for gains included in net income	(27)	(601)
Deferred income tax effect	6	159
Other comprehensive loss, net of tax	(21)	(442)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(1,983)	1,559
COMPREHENSIVE INCOME	5,912	7,882
COMPREHENSIVE (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	(484)	(653)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$5,428	$7,229

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2021 and 2020

For the years ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income	Equity
Balances, December 31, 2019	$178	$87,437	$41,785	$738	$739	$130,877
Net income	—	—	5,670	653	—	6,323
Other comprehensive income, net of tax	—	—	—	—	1,559	1,559
						7,882
Cash dividends, $0.100 per share	—	—	(1,782)	—	—	(1,782)
Stock repurchases	—	(445)	—	—	—	(445)
Minority interest equity distribution	—	—	—	(45)	—	(45)
Stock option exercises, net	—	184	—	—	—	184
Warrant exercises, net	—	10	—	—	—	10
Stock-based compensation expense	—	14	—	—	—	14
Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695

Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	7,411	484	—	7,895
Other comprehensive loss, net of tax	—	—	—	—	(1,983)	(1,983)
						5,912
Cash dividends, $0.100 per share	—	—	(1,779)	—	—	(1,779)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(651)	—	(651)
Stock option exercises, net	1	327	—	—	—	328
Stock-based compensation expense	1	1,071	—	—	—	1,072
Balances, December 31, 2021	$179	$88,390	$51,305	1,179	$315	$141,368

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

	Year Ended
	December 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,411	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	2,323	6,894
Depreciation	1,657	1,451
Amortization and accretion	1,006	773
Gain on sales and calls of investment securities	(27)	(601)
Net (gains) losses on sales of assets	(1)	1
Loss (gains) on equity securities	56	(42)
Gain on sale of loans held for sale, originated	(3,497)	(3,773)
Net losses (gains) on other real estate owned, including write‑downs	108	(8)
Increase in bank owned life insurance cash surrender value	(413)	(267)
Deferred income tax (benefit)	295	(1,088)
Stock‑based compensation expense, net of employee tax obligation	1,072	14
Net accretion of certain acquisition related fair value adjustments	(880)	(1,007)
Changes in assets and liabilities:
Loans held for sale	9,291	(2,530)
Accrued interest receivable	916	(2,091)
Other assets	526	(649)
Accrued interest payable on deposits	(122)	(170)
Other liabilities	(1,209)	(218)
Net cash provided by operating activities	18,512	2,359
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(60,547)	(71,168)
Purchases of other investments	(30)	(1,531)
Purchases of bank owned life insurance	(3,000)	(6,760)
Purchase of restricted stock	(90)	(1,534)
Proceeds from maturities and paydowns of securities available for sale	29,360	28,063
Proceeds from sales of securities available for sale	30,580	24,450
Net increase in loans	(81,233)	(41,157)
Proceeds from sale of assets	174	1
Purchases of premises and equipment	(2,393)	(3,187)
Proceeds from the sales of foreclosed assets	1,732	147
Proceeds from redemption of restricted stock	666	2,656
Net cash used by investing activities	(84,781)	(70,020)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	224,490	278,019
Cash received for the exercise of stock options	328	184
Cash received for the exercise of warrants	—	10
Decrease in time deposits, net	(49,769)	(16,226)
Decrease in borrowings, net	(50,290)	(5,094)
Net (decrease) increase in minority interest contributed capital	(167)	608
Decrease in finance lease liability	(117)	(113)
Cash paid for stock repurchases	(209)	(445)
Dividends paid	(1,779)	(1,782)
Net cash provided by financing activities	122,487	255,161
Net increase in cash and cash equivalents	56,218	187,500
Cash and cash equivalents, beginning of period	282,611	95,111
Cash and cash equivalents, ending of period	$338,829	$282,611
Supplementary cash flow information:
Interest paid	$8,966	$12,385
Income taxes paid	3,099	3,752
Right of use assets and corresponding lease liabilities	3,016	—
Total (loss) gain on securities available for sale	$(2,599)	$2,122
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Leases arising from right-of-use assets	3,016	—
Loans converted to other real estate owned	$—	$379

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank operating in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia that operates in and around the Greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia), the Greater Washington area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia) and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County). The Subsidiaries provide financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain Federal and state agencies and undergoes periodic examinations by those regulatory authorities. The accounting policies of the Company and Subsidiaries conform to generally accepted accounting principles and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; its wholly owned subsidiaries, Delmarva and Partners, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and is a real estate holding company; West Nithsdale Enterprises, LLC, of which Delmarva holds a 10% interest, and is a real estate holding company; FBW, LLC, of which Delmarva holds a 50% interest, and is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, and is a real estate holding company; Johnson Mortgage Company, LLC (“JMC”), of which Partners owns a 51% interest, and is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, and which holds investment property. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted within the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Actual results could differ from those estimates. The more significant areas in which management of the Company applies critical assumptions and estimates that are most susceptible to change in the short term include the calculation of the allowance for loan losses, the valuation of impaired loans, and the unrealized gain or loss on investment securities available for sale.

Securities Available for Sale:

Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Subsidiaries' asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income, net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Additionally, declines in the fair value of individual investment securities below their amortized cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

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

Restricted Stock, Equity Securities and Other Investments:

Federal Reserve Bank (“FRB”) stock, at cost, Federal Home Loan Bank (“FHLB”) stock, at cost, Atlantic Central Bankers Bank (“ACBB”) stock, at cost, and Community Bankers Bank (“CBB”) stock, at cost, are equity interests in the FRB, FHLB, ACBB, and CBB, respectively. These securities do not have a readily determinable fair value for purposes of ASC 320-10 Investments-Debts and Equity Securities (“ASC 320-10”) because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI.

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

Other investments includes an equity ownership of Solomon Hess SBA Loan Fund LLC which the value is adjusted for its prorata share of assets in the fund and investment in the stock of the FRB. Other investments also includes equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

Bank Owned Life Insurance:

The Company has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probable at settlement.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and costs, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Subsidiaries' policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. As a general rule, a non-accrual loan may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and the Bank expects repayment of the remaining contractual principal and interest, or (2) when it otherwise becomes well secured and in the process of collection. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral securing the loan.

The allowance for credit losses is maintained at a level believed to be adequate by management to absorb probable losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, the concentration of credits within each pool, the effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices, the effects of changes in the experience, depth and ability of management, the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors, an assessment of individual problem loans and actual loss experience, the value of the underlying collateral, the condition of various market segments, both locally and nationally, and current economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions, along with external factors such as competition and the legal environment. Determination of the allowance is inherently subjective, as it requires significant estimates, including the amounts and timing on historical loss experience, and consideration of current economic trends, all of which may be susceptible to significant change. Loan losses are charged off against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least monthly and more often if deemed necessary.

The allowance for credit losses typically consists of an allocated component and an unallocated component. The allocated component of the allowance for credit losses reflects expected losses resulting from analyses developed through specific credit allocations for individual loans and historical loss experience for each loan category.

The specific credit allocations are based on regular analyses of all loans over a fixed-dollar amount where the internal credit rating is at or below a predetermined classification. The historical loan loss element is determined statistically using an informal loss migration analysis that examines loss experience and the related internal gradings of loans charged off over a current three year period. The loss migration analysis is performed quarterly and loss factors are updated regularly based on actual experience. The allocated component of the allowance for credit losses also includes consideration of concentrations and changes in portfolio mix and volume.

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

Acquired Loans

Loans acquired in connection with business combinations are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Any allowance for credit losses on these pools of acquired loans reflect only losses incurred after the acquisition date (meaning the present value of all cash flows expected at the acquisition date that ultimately are not to be received). Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

Acquired loans that met the criteria for nonaccrual of interest prior to the acquisition date may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans, including the impact of any accretable yield.

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

Under the ASC 310-30 model, the excess of cash flows expected to be collected at acquisition over recorded fair value is referred to as the accretable yield and is the interest component of expected cash flow. The accretable yield is recognized into income over the remaining life of the loan if the timing and/or amount of cash flows expected to be collected can be reasonable estimated (the accretion method). If the timing or amount of cash flows expected to be collected cannot be reasonably estimated, the cost recovery method of income recognition is used. The difference between the loan's total scheduled principal and interest payments over all cash flows expected to be collected at acquisition, considering the impact of prepayments, is referred to as the non-accretable difference. The non-accretable difference represents contractually required principal and interest payments which the Company does not expect to collect.

Over the life of the loan, management continues to estimate cash flows expected to be collected. Decreases in expected cash flows are recognized as impairments through a charge to the provision for credit losses resulting in an increase in the allowance for credit losses. Subsequent improvements in expected cash flows result in first, reversal of existing valuation allowances recognized subsequent to acquisition, if any, and next, an increase in the amount of accretable yield to be subsequently recognized as interest income on a prospective basis over the loan's remaining life.

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

TDRs are designated as impaired loans because interest and principal payments will not be received in accordance with the original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual loans until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR loan and impaired regardless of the accrual or performance status until the loan is paid off. However, if the TDR loan has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be no longer designated as a TDR.

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for credit losses at December 31, 2021 take into consideration the possibility of losses related to the COVID-19 pandemic. The Company expects that the COVID-19 pandemic will continue to have an effect on its results of operations. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the COVID-19 pandemic, the Company’s goodwill may become impaired.

The Company accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments. There were no loans that remained in deferral as of December 31, 2021.  At December 31, 2020, there were loans with an aggregate balance of $16.2 million in deferral. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to the COVID-19 pandemic and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary JMC.

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2021 or 2020. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no indemnification reserve has been recorded as of December 31, 2021 or 2020. Management does not believe that a provision for early default or refinancing cost is necessary at December 31, 2021 or 2020.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the permanent investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at December 31, 2021 and 2020 and have not been recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in the “Mortgage banking income, net” line item on the Company’s Consolidated Statements of Income for the years ended December 31, 2021 and 2020.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in other expenses. At December 31, 2021 there were two properties with a combined value of $837 thousand included in OREO, and at December 31, 2020 there were five properties with a combined value of $2.7 million. At December 31, 2021 and 2020 there were no residential real estate properties included in OREO balances.

Premises and Equipment and Depreciation:

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

Intangible Assets and Amortization:

During the fourth quarter of 2019 the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty. ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions are being amortized over their remaining useful life (see Note 19 – Goodwill and Intangible Assets for further information).

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment of goodwill was required for the years ended December 31, 2021 and 2020 based management’s assessment.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles is reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC 360-10 Property, Plant, and Equipment (“ASC360-10”). As of December 31, 2021 and 2020, certain loans were deemed to be impaired (see Note 3 – Loans, Allowance for Credit Losses and Impaired Loans for further information).

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

Temporary differences, which give rise to deferred tax assets relate principally to the allowance for credit losses, lease liabilities, fair value adjustments related to business combinations, accumulated amortization of intangibles, impairment loss on securities, net operating loss carryforward, net losses on OREO, and unrealized depreciation on securities available for sale. Temporary differences which give rise to deferred tax liabilities relate to accumulated depreciation, deferred gains, right of use assets, accumulated amortization on core deposit intangibles and accumulated accretion of discounts on debt securities.

The benefit of an uncertain tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination by the applicable taxing authority, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. Interest and penalties associated with unrecognized tax benefits are recognized as a component of income tax expense.

Credit Risk:

The Company has deposits in other financial institutions in excess of amounts insured by the FDIC. The Subsidiaries have not experienced any losses in such accounts and management does not believe it is exposed to any significant credit risks with respect to such deposits.

Cash and Cash Equivalents:

The Company has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for purposes of reporting cash flows. Cash and cash equivalents were $338.8 million and $282.6 million at December 31, 2021 and 2020, respectively.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each year, giving retroactive effect to stock splits and dividends. Weighted average shares outstanding were 17,789,987, and 17,805,835 for the years ended December 31, 2021 and 2020, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the year, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 15 – Earnings Per Share for further information).

Transfers of Financial Assets

Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Company (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans and (3) the Company does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments.” The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU 2016-13 as codified in Topic 326, including ASU’s 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of ASU 2016-13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of working with our third-party vendor to assist us in the application of the ASU 2016-13.

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

In December 2019, the FASB  issued ASU No. 2019-12, “Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes” (“ASU 2019-12”).  The ASU is expected to reduce cost and complexity related to the accounting for income taxes by removing specific exceptions to general principles in Topic 740 (eliminating the need for an organization to analyze whether certain exceptions apply in a given period) and improving financial statement preparers’ application of certain income tax-related guidance.  This ASU is part of the FASB’s simplification initiative to make narrow-scope simplifications and improvements to accounting standards through a series of short-term projects.  ASU 2019-12 was effective for the Company on January 1, 2021. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

In January 2020, the FASB issued ASU No. 2020-01, “Investments – Equity Securities (Topic 321), Investments – Equity Method and Joint Ventures” (“Topic 323”), and “Derivatives and Hedging” (“Topic 815”) – Clarifying the Interactions between Topic 321, Topic 323, and Topic 815.”  The ASU is based on a consensus of the Emerging Issues Task Force and is expected to increase comparability in accounting for these transactions.  ASU 2016-01 made targeted improvements to accounting for financial instruments, including providing an entity the ability to measure certain equity securities without a readily determinable fair value at cost, less any impairment, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.  Among other topics, the amendments clarify that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting.  ASU 2020-01 was effective for the Company on January 1, 2021. The adoption of ASU 2020-01 did not have a material impact on the Company’s consolidated financial statements.

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

In October 2020, the FASB issued ASU No. 2020-08, “Codification Improvements to Subtopic 310-20, Receivables – Nonrefundable fees and Other Costs” (“ASU 2020-08”). This ASU clarifies that an entity should reevaluate whether a callable debt security is within the scope of ASC paragraph 310-20-35-33 for each reporting period. ASU 2020-08 was effective for the Company on January 1, 2021, and did not have a material impact on the Company’s consolidated financial statements.

In December 2020, the Consolidated Appropriations Act of 2021 (“CAA”) was passed. Under Section 541 of the CAA, Congress extended or modified many of the relief programs first created by the CARES Act, including the Paycheck Protection Program (“PPP”) loan program and treatment of certain loan modifications related to the COVID-19 pandemic. The CAA did not have a material impact on the Company’s consolidated financial statements. (See Note 3 – Loans, Allowance for Credit Losses and Impaired Loans for further information).

In May 2021, the FASB issued ASU No. 2021-04, “Earnings Per Share (Topic 260), Debt - Modifications and Extinguishments (Subtopic 470-50), Compensation - Stock Compensation (Topic 718), and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity – Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force)” (“ASU 2021-04”). The ASU addresses how an issuer should account for modifications or an exchange of freestanding written call options classified as equity that is not within the scope of another Topic. For both public and private companies, the ASU is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Transition is prospective. Early adoption is permitted. The Company does not expect the adoption of ASU 2021-04 to have a material impact on its consolidated financial statements.

In August 2021, the FASB issued ASU No. 2021-06, “'Presentation of Financial Statements (Topic 205), Financial Services—Depository and Lending (Topic 942), and Financial Services—Investment Companies (Topic 946): Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants (“ASU 2021-06”). This ASU incorporates recent SEC rule changes into the FASB Codification, including SEC Final Rule Releases No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants”. The ASU is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2021-06 to have a material impact on its consolidated financial statements.

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

Financial Statement Presentation

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2. Investment Securities

Investment securities available for sale are as follows:

	December 31, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	1,397	63	31,126
Mortgage-backed securities	83,213	279	1,089	82,403
Subordinated debt investments	1,990	51	—	2,041
	$121,542	$1,773	$1,294	$122,021

	December 31, 2020
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,758	$137	$12	$6,883
Obligations of States and political subdivisions	36,245	1,878	—	38,123
Mortgage-backed securities	74,857	1,127	108	75,876
Subordinated debt investments	3,985	62	4	4,043
	$121,845	$3,204	$124	$124,925

Gross unrealized losses and fair values, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2021 and 2020 are as follows:

	December 31, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,289	$35	$2,397	$107	$3,686	$142
Obligations of States and political subdivisions	2,473	63	—	—	2,473	63
Mortgage-backed securities	59,236	744	11,349	345	70,585	1,089
Total investment securities with unrealized losses	$62,998	$842	$13,746	$452	$76,744	$1,294

	December 31, 2020
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$2,494	$12	$—	$—	$2,494	$12
Mortgage-backed securities	18,525	108	—	—	18,525	108
Subordinated debt investments	996	4	—	—	996	4
Total investment securities with unrealized losses	$22,015	$124	$—	$—	$22,015	$124

For individual investment securities classified as either available for sale or held to maturity, the Company must determine whether a decline in fair value below the amortized cost basis is other than temporary. In estimating OTTI losses, management considers, among other things, (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of the issuer, and (iii) the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. If the decline in fair value is considered to be other than temporary, the amortized cost basis of the individual investment security shall be written down to the fair value as a new cost basis and the amount of the write-down shall be included in earnings (that is, accounted for as a realized loss).

At December 31, 2021 there were two agency investment securities and five mortgage-backed investment securities (“MBS”) that have been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these investment securities and believes that the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of December 31, 2021, management also believes it has the ability and intent to hold the investment securities for a period of time sufficient for a recovery of their amortized cost basis.

During the year ended December 31, 2021 the Company sold 14 investment securities, resulting in a gain of $17 thousand. During the year ended December 31, 2020, the Company sold 11 investment securities, resulting in a gain of $430 thousand. Twenty securities either matured or were called during the year ended December 31, 2021, resulting in a net gain of $10 thousand. Fifteen securities either matured or were called during the year ended December 31, 2020, resulting in a net gain of $171 thousand.

The Company realized a loss of $56 thousand on equity securities during the year ended December 31, 2021 and realized a gain of $42 thousand on equity securities during the year ended December 31, 2020.

Contractual maturities of investment securities at December 31, 2021 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage-backed investment securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of mortgage-backed investment securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of investment securities available for sale:

	December 31, 2021
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	2,716	2,875
Due after five years through ten years	16,953	17,422
Due after ten years or more	18,660	19,321
Mortgage-backed securities, due in monthly installments	83,213	82,403
	$121,542	$122,021

	December 31, 2020
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,035	$2,037
Due after one year through five years	4,156	4,389
Due after five years through ten years	19,995	20,748
Due after ten years or more	20,802	21,875
Mortgage‑backed securities, due in monthly installments	74,857	75,876
	$121,845	$124,925

The Company has pledged certain investment securities as collateral for qualified customers' deposit accounts at December 31, 2021 and 2020 as follows:

	2021	2020
Amortized cost	$11,110	$8,938
Fair value	$11,199	$9,304

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of December 31, 2021 and 2020 are as follows:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Originated Loans
Real Estate Mortgage
Construction and land development	$107,478	$71,361
Residential real estate	159,701	128,285
Nonresidential	513,873	394,539
Home equity loans	19,246	18,526
Commercial	109,470	115,387
Consumer and other loans	3,546	2,924
	913,314	731,022
Acquired Loans
Real Estate Mortgage
Construction and land development	$505	$3,345
Residential real estate	41,529	71,064
Nonresidential	128,344	175,206
Home equity loans	11,149	15,700
Commercial	21,438	37,411
Consumer and other loans	916	1,757
	203,881	304,483
Total Loans
Real Estate Mortgage
Construction and land development	$107,983	$74,706
Residential real estate	201,230	199,349
Nonresidential	642,217	569,745
Home equity loans	30,395	34,226
Commercial	130,908	152,798
Consumer and other loans	4,462	4,681
	1,117,195	1,035,505
Less: Allowance for credit losses	(14,656)	(13,203)
	$1,102,539	$1,022,302

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

All credit exposures graded at a rating of “non-pass” with outstanding balances greater than $250 thousand, as well as any loans considered TDRs, are to be reviewed no less than quarterly for the purpose of determining if a specific allocation is needed for that credit. The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance for credit losses reflects management's estimate of loan losses inherent in the loan portfolio as of December 31, 2021 and 2020.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2021 and 2020:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2021
Purchased credit impaired loans
Balance in allowance	$—	$9	$—	$—	$—	$—	$—	$9
Related loan balance	46	1,633	376	—	126	—	—	2,181
Individually evaluated for impairment:
Balance in allowance	$—	$3	$1,000	$—	$452	$—	$—	$1,455
Related loan balance	598	2,082	9,901	53	584	—	—	13,218
Collectively evaluated for impairment:
Balance in allowance	$1,143	$1,881	$8,239	$212	$1,433	$36	$248	$13,192
Related loan balance	107,339	197,515	631,940	30,342	130,198	4,462	—	1,101,796

Note: The balances above include unamortized discounts on acquired loans of $2.3 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2020
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$41	$—	$—	$41
Related loan balance	44	1,839	2,237	—	361	—	—	4,481
Individually evaluated for impairment:
Balance in allowance	$—	$156	$17	$—	$500	$—	$—	$673
Related loan balance	175	2,947	6,990	—	489	—	—	10,601
Collectively evaluated for impairment:
Balance in allowance	$903	$2,195	$7,567	$271	$1,402	$37	$114	$12,489
Related loan balance	74,487	194,563	560,518	34,226	151,948	4,681	—	1,020,423

Note: The balances above include unamortized discounts on acquired loans of $4.0 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class as December 31, 2021 and 2020. Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision/(recovery)	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

	December 31, 2020
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$602	$1,380	$4,074	$142	$826	$14	$266	$7,304
Charge-offs	—	(112)	(575)	(13)	(918)	(120)	—	(1,738)
Recoveries	1	70	512	10	109	41	—	743
Provision	300	1,013	3,573	132	1,926	102	(152)	6,894
Ending Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203

On March 27, 2020, the CARES Act was signed into law, which established the PPP and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Company receives a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Company has provided $95.1 million in funding to over 1,130 customers through the PPP, of which approximately $8.2 million and $42.3 million were still outstanding as of December 31, 2021 and 2020, respectively. Because these loans are 100% guaranteed by the SBA and did not undergo the Company’s typical underwriting process, they are not graded and do not have an associated allocation for credit losses at this time.

Credit Quality Information

The following table represents credit exposures by creditworthiness category for the years ending December 31, 2021 and 2020. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$107,339	$199,037	$622,648	$30,159	$128,949	$3,960	$1,092,092
Marginal	46	507	12,819	183	1,364	502	15,421
Substandard	598	1,686	6,750	53	595	—	9,682
TOTAL	$107,983	$201,230	$642,217	$30,395	$130,908	$4,462	$1,117,195
Non-Accrual	$598	$1,293	$6,486	$—	$584	$—	$8,961

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
December 31, 2020	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$74,487	$195,599	$552,758	$33,479	$151,779	$4,681	$1,012,783
Marginal	44	575	12,542	693	420	—	14,274
Substandard	175	3,175	4,445	54	599	—	8,448
TOTAL	$74,706	$199,349	$569,745	$34,226	$152,798	$4,681	$1,035,505
Non-Accrual	$175	$2,022	$2,170	$54	$489	$—	$4,910

A summary of loans that were modified under the terms of a TDR during the years ended December 31, 2021 and 2020 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Secured
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Year ended December 31, 2021
Number of loans modified during the period	—	—	2	—	—	—	2
Pre-modification recorded balance	$—	$—	$3,185	$—	$—	$—	$3,185
Post- modification recorded balance	—	—	2,905	—	—	—	2,905

Year ended December 31, 2020
Number of loans modified during the period	—	—	—	—	1	—	1
Pre-modification recorded balance	$—	$—	$—	$—	$1,196	$—	$1,196
Post- modification recorded balance	—	—	—	—	489	—	489

During the year ended December 31, 2021, there were no loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default. There was one loan modified as a TDR that subsequently defaulted during the year ended December 31, 2020 which had been modified as TDRs during the twelve months prior to default. This loan had a balance of $1.2 million prior to charge-off of $707 thousand.

There were two loans secured by 1-4 family residential properties with an aggregate balance of $345 thousand that were in the process of foreclosure at December 31, 2021. There were two loans secured by 1-4 family residential properties with aggregate balances of $353 thousand that were in the process of foreclosure at December 31, 2020.

The following table includes an aging analysis of the recorded investment of past due financing receivables as of December 31, 2021 and 2020:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At December 31, 2021	Past Due*	Past Due	Past Due**	Past Due	Balance***	Receivables	and Accruing

	Dollars in Thousands
Real Estate
Construction and land development	$—	$—	$598	$598	$107,385	$107,983	$—
Residential real estate	658	245	361	1,264	199,966	201,230	—
Nonresidential	—	—	2,915	2,915	639,302	642,217	—
Home equity loans	160	—	—	160	30,235	30,395	—
Commercial	46	—	77	123	130,785	130,908	—
Consumer and other loans	15	—	—	15	4,447	4,462	—
TOTAL	$879	$245	$3,951	$5,075	$1,112,120	$1,117,195	$—

*       Includes $55 thousand of non-accrual loans.

** Includes $4.0 million of non-accrual loans.

*** Includes $5.0 million of non-accrual loans.

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

Impaired Loans

Impaired loans are defined as non-accrual loans, TDRs, and loans risk rated substandard or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

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

The following tables include the recorded investment and unpaid principal balance for impaired financing receivables, excluding PCI loans, with the associated allowance for credit losses amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest income recognized during the time within the period that the impaired loans were impaired.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2021	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	426	426	22	3	433
Nonresidential	6,437	6,559	369	1,000	6,528
Home equity loans	—	—	—	—	—
Commercial	507	517	119	452	583
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$7,370	$7,502	$510	$1,455	$7,544
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$598	$598	$13	$—	$599
Residential real estate	1,656	1,687	26	—	1,698
Nonresidential	3,464	3,462	344	—	3,510
Home equity loans	53	53	1	—	53
Commercial	77	154	2	—	109
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$5,848	$5,954	$386	$—	$5,969
TOTAL	$13,218	$13,456	$896	$1,455	$13,513

Total impaired loans of $13.2 million at December 31, 2021 do not include PCI loan balances of $2.2 million, which are net of a discount of $432 thousand. At December 31, 2021, there was $9 thousand in specific reserves related to PCI loans included in the allowance for credit losses.

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

Total impaired loans of $10.6 million at December 31, 2020 do not include PCI loan balances of $4.5 million, which are net of a discount of $644 thousand. At December 31, 2020, there was $41 thousand in specific reserves related to PCI loans included in the allowance for credit losses.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	December 31, 2021	December 31, 2020
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$2,613	$5,125
Carrying amount	2,181	4,481
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$203,596	$303,363
Carrying amount	201,700	300,002
Total acquired loans
Outstanding balance	$206,209	$308,488
Carrying amount	203,881	304,483

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	December 31, 2021	December 31, 2020
Balance at beginning of period	$3,361	$5,081
Acquisitions	—	(1)
Accretion	(1,464)	(1,718)
Other changes, net	(1)	(1)
Balance at end of period	$1,896	$3,361

During the years ended December 31, 2021 and 2020, the Company recorded $36 thousand and $15 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.4 million and $1.6 million at December 31, 2021 and 2020, respectively.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or non-accrual loans as of December 31, 2021 and 2020.

Concentration of Risk:

The Company makes loans to customers located primarily within Anne Arundel, Charles, Calvert, St. Mary’s, Wicomico and Worcester Counties, Maryland, Sussex County, Delaware, Camden and Burlington Counties, New Jersey, the Greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia) and the Greater Washington area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia). A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Included in the amounts listed above are loans receivable from directors, principal officers, and stockholders of $22.0 million and $19.8 million at December 31, 2021 and 2020, respectively. During the years ending December 31, 2021 and 2020, loan additions totaled $9.8 million and $12.6 million, respectively. During the years ending December 31, 2021 and 2020, repayments totaled $7.6 million and $6.4 million, respectively. These loans were made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers, including interest rates and collateral. They do not involve more than normal risk of collectability or present other unfavorable terms.

Note 4. Premises, Equipment and Depreciation

A summary of premises and equipment, at cost, and accumulated depreciation as of December 31, 2021 and 2020 is as follows:

Dollars in thousands	2021	2020
Land	$3,022	$3,022
Buildings and improvements	13,995	13,413
Furniture and equipment	16,136	14,354
Total premises and equipment	33,153	30,789
Less: accumulated depreciation	16,978	15,350
Net premises and equipment	$16,175	$15,439

Depreciation expense totaled $1.7 million and $1.5 million for the years ended December 31, 2021, and 2020, respectively.

Note 5. Income Taxes

Components of income tax expense for the years ended December 31, 2021 and 2020 are as follows:

Dollars in thousands	2021	2020
Current
Federal	$1,520	$1,941
State	432	870
Total current	1,952	2,811
Deferred income tax benefits (liabilities):
Federal	77	(708)
State	218	(380)
Total deferred	295	(1,088)
Income tax expense	$2,247	$1,723

A reconciliation of tax computed at the Federal statutory income tax rate of 21% to the actual income tax expense for the years ended December 31, 2021 and 2020 are as follows:

Dollars in thousands	2021	2020
Tax at Federal statutory income tax rate	$2,129	$1,690
Tax effect of:
Tax exempt income	(323)	(259)
Other	29	(95)
Noncontrolling interest	(102)	—
State income taxes, net of Federal tax benefit	514	387
Income tax expense	$2,247	$1,723

Income taxes included in the balance sheets as of December 31, 2021 and 2020 are as follows:

Dollars in thousands	2021	2020
Deferred income tax assets:
Allowance for credit losses, unfunded commitments, and nonaccrual interest	$3,970	$3,530
Net operating loss carryforward	632	374
Accumulated amortization on intangibles	13	21
Lease liability	2,061	1,633
Net losses on other real estate owned	549	1,134
Stock option expense	23	25
Discounts on acquired loans	522	1,060
Merger costs	254	—
Realized gain or loss on investments	21	6
Other fair value adjustments	24	28
Other	53	58
	8,122	7,869
Valuation allowance	(632)	(374)
	7,490	7,495
Deferred tax liabilities:
Accumulated depreciation	117	77
Accumulated amortization on core deposit intangible	489	650
Deferred gain	132	136
Net unrealized gain on securities available for sale	165	780
Right of use assets	1,872	1,457
	2,775	3,100
Net deferred income tax asset	$4,715	$4,395

The Company has a state net operating loss of approximately $9.7 million. Losses incurred through December 31, 2017 have a 20 year life. Losses incurred in 2018 and after do not expire. Management has determined that this deferred tax asset will not be realizable in the future, and accordingly has recorded a valuation allowance of $632 thousand as of December 31, 2021, the full value of the state net operating loss carryforward included in the deferred tax asset. Except for state net operating loss carryforwards at the holding company, management has determined that no other valuation allowance is required as it is more likely than not that the other deferred tax assets will be fully realizable in the future.

At December 31, 2021 and 2020, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (“ASC 740”). The Company’s Federal and state income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and/or state tax authorities. The tax years that remain subject to examination by the Federal government and the State of Maryland include the tax years ended December 31, 2018 and after. The tax years that remain subject to examination by the State of New Jersey include the tax years ended December 31, 2017 and after. The tax years that remain subject to examination by the Commonwealth of Virginia include the tax years ended December 31, 2018 and after. The Company’s policy is to record interest and penalties as a component of income tax expense.

Note 6. Deposits

Time deposits and their remaining maturities at December 31, 2021 are as follows (dollars in thousands):

2022	$240,936
2023	74,459
2024	28,873
2025	17,186
2026	17,792
Thereafter	10
Total time deposits	$379,256

Interest expense on deposits for the years ended December 31, 2021 and 2020 is as follows:

Dollars in thousands	2021	2020
NOW	$441	$407
Money market	626	849
Savings	201	187
Time, $100,000 or more	3,565	4,974
Other time	1,843	3,010
	$6,676	$9,427

The approximate amount of certificates of deposit of $250 thousand or more was $83.3 million and $145.4 million at December 31, 2021 and 2020, respectively.

Deposit balances of officers and directors and their affiliated interests totaled approximately $20.4 million and $18.1 million as of December 31, 2021 and 2020, respectively.

Deposit accounts in an overdraft position totaled approximately $124 thousand and $87 thousand as of December 31, 2021 and 2020, respectively.

Some of the Company's certificate of deposits are through participation in the Certificate of Deposit Account Registry Service (“CDARS”). These deposits totaled $1.6 million and $3.0 million at December 31, 2021 and 2020, respectively.

Note 7. Other Income

Other income consists of the following for the years ending December 31, 2021 and 2020:

Dollars in thousands	2021	2020
Bank owned life insurance	$413	$264
Safe deposit box rentals	63	56
Mortgage division fees	831	650
Visa debit income	1,319	1,035
Other non‑interest income	1,098	996
	$3,724	$3,001

Note 8. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for $409.0 million in convertible advance credit facilities from the FHLB. As of December 31, 2021, the Company had remaining credit availability of $382.7 million under these facilities.

The following table details the advances the Company had outstanding with the FHLB at December 31, 2021 and 2020:

	December 31, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	536	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	977	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,313

	December 31, 2020
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$6,000	2.44%	April 2021	Fixed, paid quarterly
Fixed rate hybrid	5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	964	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	1,208	1.99%	March 2026	Fixed, paid quarterly
Total advances	$32,972

The Company did not have any short-term borrowings outstanding with the FHLB during the year ended December 31, 2021. Average short-term borrowing outstanding under the FHLB approximated $24.8 million during the year ended December 31, 2020. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year. There were no short term borrowings outstanding with the FHLB at December 31, 2021 and 2020.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The Lendable Collateral Value outstanding on these pledged loans totaled approximately $181.8 million and $178.6 million at December 31, 2021 and 2020, respectively.

The Company prepaid one of its outstanding FHLB advances totaling $10.0 million during the year ended December 31, 2020, which resulted in the recognition of $116 thousand in prepayment fees included the "Other Expenses” section of "Non-interest Expense" in the Consolidated Statements of Income.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments were due quarterly at 6.71% per annum, and the outstanding principal balance would have matured in October 2025. During July 2021, the prepayment provisions in the subordinated loan agreement were exercised, and the principal balance and any remaining accrued interest of this subordinated debt were paid in full. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million, net of issuance costs, to fund the acquisition of Liberty Bell Bank. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $18.1 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The subordinated notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or up to an early redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $655 thousand as of December 31, 2021, and is carried on the balance sheet net of a discount of $20 thousand. Partners had a remaining obligation under the note payable of $681 thousand as of December 31, 2020, which was carried on the balance sheet net of a discount of $25 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC with a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (3.000% at December 31, 2021). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on November 30, 2022. The balance outstanding at December 31, 2021 and 2020 was $120 thousand and $142 thousand, respectively. Interest expense on the warehouse lines of credit was $104 thousand and $119 thousand during the years ended December 31, 2021 and 2020, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s PPP Liquidity Facility (“PPPLF”). Under the terms of the PPPLF, the Company could borrow funds which were secured by the Company’s PPP loans. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPPLF. As of December 31, 2021, the Company did not have any outstanding advances under the PPPLF. As of December 31, 2020, the Company’s outstanding advances under the PPPLF were $41.6 million. The interest rate on the advances was fixed at a rate of 0.35% through the advance maturities which ranged from April 2022 to June 2025.

The proceeds of these long term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $87.0 million with various correspondent banks for short term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At December 31, 2021, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $4 thousand and $5 thousand, respectively. At December 31, 2020, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $6 thousand.

The Company has pledged investment securities available for sale with a combined amortized cost and fair value of $3.7 million at December 31, 2021, and a combined amortized cost and fair value of $2.3 million and $2.4 million, respectively, at December 31, 2020 with the FRB to secure Discount Window borrowings. At December 31, 2021 and 2020 there were no outstanding borrowings under these facilities.

Maturities on long-term debt are as follows (dollars in thousands):

2022	$5,754
2023	314
2024	20,008
2025	210
2026	39
Thereafter	22,911
$49,236

Note 9. Profit Sharing Plan

The Company, Delmarva and Partners have a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Under the 401(k) profit sharing plan, the Company, Delmarva and Partners are currently matching 50% of employee contributions up to 6% of their compensation as defined under the plan. Through September 31, 2020, Partners also maintained a discretionary profit sharing plan in which Partners contributed 3% of the employees’ pay regardless of whether the employees contribute. Additional employer contributions are at the discretion of the Board of Directors. The Company’s contributions to this plan totaled $380 thousand and $476 thousand, for the years ended December 31, 2021 and 2020, respectively.

Note 10. Lease Commitment

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 2016-02”). The Company leases nineteen locations for administrative and loan production offices and branch locations. Seventeen leases were classified as operating leases and two leases were classified as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Leased assets and liabilities include related renewal options that are reasonably certain of being exercised. The Company has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets are limited by the expected lease term.

The following tables present information about the Company’s leases for the years ended:

Dollars in Thousands	December 31, 2021	December 31, 2020
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$6,009	$3,983
Lease liability	6,372	4,301
Finance Lease Amounts
Right-of-use asset	$1,687	$1,824
Lease liability	2,125	2,242

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.99	8.00
Weighted average lease term - Finance Leases (Yrs.)	12.09	13.09
Weighted average discount rate - Operating Leases (1)	2.24%	2.74%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Year Ended	December 31, 2021	December 31, 2020
Operating lease cost classified as premises and equipment	$976	$859
Finance lease cost classified as interest on borrowings	62	65

Operating outgoing cash flows from operating leases	$884	$813
Operating outgoing cash flows from finance leases	$178	$178

(1) The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB for a term correlating to the remaining term of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$1,042
One to three years	1,668
Three to five years	1,172
Over 5 years	3,305
Total undiscounted cash flows	7,187
Less: Discount	(815)
Lease Liabilities	$6,372

Finance Leases:
One year or less	$178
One to three years	381
Three to five years	407
Over 5 years	1,569
Total undiscounted cash flows	2,535
Less: Discount	(410)
Lease Liabilities	$2,125

Note 11. Other Operating Expenses

Other operating expenses include the following for the years ending December 31, 2021 and 2020:

Dollars in thousands	2021	2020
Professional services	$769	$620
Stationary, printing and supplies	273	254
Postage and delivery	197	201
FDIC assessment	904	644
State bank assessment	66	82
Directors fees and expenses	742	608
Marketing	443	441
Correspondent bank services	122	117
ATM expenses	1,030	1,002
Telephones and mobile devices	806	755
Membership dues and fees	128	122
Legal fees	562	535
Audit and related professional fees	358	456
Insurance	267	265
Listing Fees	58	114
Other	5,334	5,489
	$12,059	$11,705

Note 12. Stock Option Plans

Liberty Stock Option Plans

In 2004 Liberty adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the Liberty Plans). In February 2014 the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with the Company in February 2018. In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Liberty common stock were convertible in the Merger, which was 0.2857 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger there were 48,225 options outstanding at an exercise price of $1.18. These options were converted to 13,771 options outstanding at an exercise price of $4.14.

A summary of stock option transactions for the year ended ended December 31, 2021 is as follows:

	December 31, 2021
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	7,681	$4.14	2.23
Granted	—	—	—
Exercised	(1,920)	4.14	—
Forfeited	—	—	—
Outstanding at end of period	5,761	$4.14	1.23	$32,607

Options exercisable at December 31, 2021	5,761	$4.14

Partners Stock Option Plan

In 2015 Partners adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted. The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years. Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years. Partners previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees. In April 2015 the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan. Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan. The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful. Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of the Share Exchange, each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company common stock at a weighed average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions for the year ended December 31, 2021 is as follows:

	December 31, 2021
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	186,552	$6.22	3.47
Granted	—	—	—
Exercised	(58,405)	5.83	—
Forfeited	—	—	—
Outstanding at end of period	128,147	$6.40	3.18	$435,823

Options exercisable at December 31, 2021	128,147	$6.40

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on December 31, 2021.

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

As stated in Note 1, the Company follows ASC Topic 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock-based compensation expense related to stock options had been fully recognized prior to 2020 and there was no expense recorded related to stock options during the years ended December 31, 2021 or 2020.

Note 13. Restricted Stock Plan

The Company had an employee and director restricted stock plan (the “Plan”) and had reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Plan was adopted by the Company's Board of Directors in April 2014, and subject to the right of the Board of Directors to terminate the Plan at any time, terminated on June 30, 2018. The termination of the Plan, either at the scheduled termination date or before such date, does not affect any award issued prior to termination. During the years ending December 31, 2017 and 2018, the Company awarded 5,000 shares and 9,000 shares, respectively, to individual employees based on certain employment criteria. These shares vested over two or three years, based on the specific award agreement. Each award from the plan is evidenced by an award agreement that specifies the vesting period of the restricted stock award, the number of shares to which the award pertains, and such other provisions as the grantor determines.

As of December 31, 2021 there were no remaining non-vested restricted stock awards under the Plan. A schedule of vested restricted stock awards in the year ending December 31, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	3,000	$7.30
Vested in 2021	(3,000)	7.30
Nonvested Awards December 31, 2021	—	$—

As stated in Note 1, the Company follows ASC Topic 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted in 2018 and 2019 is equal to the underlying fair value of the stock. As a result of applying the provisions of ASC Topic 718-10, during 2021 the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the 2014 restricted stock awards. During 2020 the Company recognized restricted stock-based compensation expense of $14 thousand, or $11 thousand net of tax, related to the 2014 restricted stock awards. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Plan at December 31, 2021.

Note 14. Incentive Stock Plan

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

On April 28, 2021, the Company’s Board of Directors granted 58,824 shares of restricted stock to two senior officers of Partners in accordance with Nasdaq Listing Rule 5635(c)(4) as inducements material to each of them accepting employment with Partners.  All of these shares were subject to time vesting in three equal annual installments beginning on April 28, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the definitive agreement and plan of merger with OCFC, the Company’s Board of Directors approved to immediately vest these outstanding and unvested awards. The accelerated vesting of these awards was not contingent upon the merger closing. Each grantee irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

On October 12, 2021, the Company’s Board of Directors granted 68,000 shares of restricted stock to employees of Partners under the 2021 Incentive Stock Plan. All of these shares were subject to time vesting in three equal annual installments beginning on June 1, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the definitive agreement and plan of merger with OCFC, the Company’s Board of Directors approved to immediately vest 40,000 of these outstanding and unvested awards. The accelerated vesting of these awards was not contingent upon the merger closing. Each grantee of awards that were subject to the accelerated vesting provisions irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

On October 27, 2021, the Company’s Board of Directors granted 27,000 shares of restricted stock to a director of the Company and Partners under the 2021 Incentive Stock Plan.  All of these shares were subject to time vesting in three equal annual installments beginning on June 1, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the definitive agreement and plan of merger with OCFC, the Company’s Board of Directors approved to immediately vest these outstanding and unvested awards. The accelerated vesting of these awards was not contingent upon the merger closing. The grantee irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

As of December 31, 2021, there were 28,000 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of December 31, 2021 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2020	—	$—
Awarded in 2021	153,824	8.43
Vested in 2021	(125,824)	8.31
Nonvested Awards December 31, 2021	28,000	$8.99

As a result of applying the provisions of ASC 718-10, during the year ended December 31, 2021, the Company recognized restricted stock-based compensation expense of $1.1 million, or $785 thousand net of tax, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 21, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $228 thousand at December 31, 2021. The remaining period over which this unrecognized restricted stock-based compensation expense is expected to be recognized is approximately 2.4 years.

Note 15. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments.

Applicable guidance requires that outstanding, unvested share-based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted EPS includes unvested shares of the Company’s outstanding restricted common stock.

The following table presents basic and diluted EPS for the years ended December 31, 2021 and 2020:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the year ended December 31, 2021
Basic EPS	$7,411	17,790	$0.417
Effect of dilutive stock awards	—	44	—
Diluted EPS	$7,411	17,834	$0.416

For the year ended December 31, 2020
Basic EPS	$5,670	17,806	$0.318
Effect of dilutive stock awards	—	26	—
Diluted EPS	$5,670	17,832	$0.318

Note 16. Regulatory Capital Requirements

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets, Tier I capital to average assets, and beginning in 2015, common equity Tier I capital to risk-weighted assets. Management believes as of December 31, 2021 that the Company’s subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2021, the most recent notification from the FDIC categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier I risk-based, Tier I leverage and common equity Tier I risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries’ categories.

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

The following table presents actual and required capital ratios as of December 31, 2021 and 2020 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2021 and 2020 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of December 31, 2021 and 2020 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$91,928	12.9%	$74,963	10.5%	$71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

As of December 31, 2020
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$85,497	12.9%	$69,608	10.5%	$66,294	10.0%
Virginia Partners Bank	51,971	13.5%	40,381	10.5%	38,459	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	56,350	8.5%	53,035	8.0%
Virginia Partners Bank	50,271	13.1%	32,690	8.5%	30,767	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	77,168	11.6%	46,406	7.0%	43,091	6.5%
Virginia Partners Bank	50,271	13.1%	26,921	7.0%	24,998	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	77,168	8.1%	38,262	4.0%	47,827	5.0%
Virginia Partners Bank	50,271	9.5%	21,253	4.0%	26,567	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s and its Subsidiaries’ regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years. At December 31, 2021, approximately $14.2 million was available for the payment of dividends to stockholders by the Company without regulatory approval. Dividends from the affiliates to the Company are also limited by the amount of retained net profits of the affiliate in the current year and the preceding two years. At December 31, 2021, approximately $17.9 million was available for payment of dividends to the Company from the affiliates without regulatory approval.

Note 17. Fair Values of Financial Instruments

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$12,887	$12,887	$—	$—	$12,887
Interest bearing deposits	297,902	297,902	—	—	297,902
Federal funds sold	28,040	28,040	—	—	28,040
Securities:
Available for sale	122,021	—	122,021	—	122,021
Loans held for sale	4,064	—	4,064	—	4,064
Loans, net of allowance for credit losses	1,102,539	—	—	1,089,812	1,089,812
Accrued interest receivable	4,313	—	4,313	—	4,313
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,065	—	5,065	—	5,065
Bank owned life insurance	18,254	—	18,254	—	18,254
Other real estate owned	837	—	—	837	837
Financial liabilities:
Deposits	$1,442,876	$—	$1,063,619	$380,245	$1,443,864
Accrued interest payable	280	—	280	—	280
FHLB advances	26,313	—	27,007	—	27,007
Subordinated notes payable	22,168	—	30,091	—	30,091
Other borrowings	755	—	—	755	755

Dollars are in thousands		Fair Value Measurements at December 31, 2020
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$13,643	$13,643	$—	$—	$13,643
Interest bearing deposits	218,667	218,667	—	—	218,667
Federal funds sold	50,301	50,301	—	—	50,301
Securities:
Available for sale	124,925	—	124,925	—	124,925
Loans held for sale	9,858	—	9,858	—	9,858
Loans, net of allowance for credit losses	1,022,302	—	—	1,018,649	1,018,649
Accrued interest receivable	5,229	—	5,229	—	5,229
Restricted stock	5,445	—	5,445	—	5,445
Other investments	5,091	—	5,091	—	5,091
Bank owned life insurance	14,841	—	14,841	—	14,841
Other real estate owned	2,677	—	—	2,677	2,677
Financial liabilities:
Deposits	$1,268,140	$—	$839,122	$435,910	$1,275,032
Accrued interest payable	402	—	402	—	402
FHLB advances	32,972	—	34,147	798	34,945
Subordinated notes payable	24,101	—	34,810	—	34,810
Other borrowings	42,382	—	41,585	—	41,585

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations. As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company. Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk. However, borrowers with fixed rate obligations are less likely to repay in a rising rate environment and more likely to prepay in a falling rate environment. Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment. Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company’s overall interest rate risk.

Note 18. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”) which provides a framework for measuring and disclosing fair value under U.S. GAAP. ASC Topic 820 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investments securities) or on a nonrecurring basis (for example, impaired loans).

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

The following table presents fair value measurements on a recurring basis as of December 31, 2021 and 2020:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,451	$—	$6,451
Obligations of States and political subdivisions	—	31,126	—	31,126
Mortgage-backed securities	—	82,403	—	82,403
Subordinated debt investments	—	2,041	—	2,041
Total securities available for sale	$—	$122,021	$—	$122,021
December 31, 2020
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,883	$—	$6,883
Obligations of States and political subdivisions	—	38,123	—	38,123
Mortgage-backed securities	—	75,876	—	75,876
Subordinated debt investments	—	4,043	—	4,043
Total securities available for sale	$—	$124,925	$—	$124,925

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at December 31, 2021 or 2020; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at December 31, 2021 and December 31, 2020.

Impaired Loans:

Loans are designated as impaired when, in the judgment of management based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with impaired loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2). However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Impaired loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for credit losses on the consolidated statement of income.

Other Real Estate Owned:

Other real estate owned (“OREO”) is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company. If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3. OREO is measured at fair value on a nonrecurring basis. Any initial fair value adjustment is charged against the allowance for credit losses. Subsequent fair value adjustments are recorded in the period incurred and included in other noninterest expense on the consolidated statement of income.

The following table presents the balances of financial assets measured at fair value on a non-recurring basis as of December 31, 2021 and 2020.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2021
Impaired loans	$—	$—	$4,653	$4,653
OREO	—	—	837	837
Total	$—	$—	$5,490	$5,490
December 31, 2020
Impaired loans	$—	$—	$2,581	$2,581
OREO	—	—	2,677	2,677
Total	$—	$—	$5,258	$5,258

The following table presents additional quantitative information about financial assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2021:

December 31, 2021		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$4,653	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	837	Appraisals or Listing Price	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,490

The following table presents additional quantitative information about financial assets measured at fair value on a non-recurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2020:

December 31, 2020		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$2,581	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	2,677	Appraisals or Listing Price	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,258

Note 19. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2021.

Goodwill: The Company acquired goodwill in the purchases of Liberty, which was effective in 2018, and Partners, which was effective in 2019. The following table provides changes in goodwill for the periods ended December 31, 2021 and 2020:

	December 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$9,582	$9,391
Measurement period adjustments	—	191
Balance at the end of the period	$9,582	$9,582

The measurement period adjustments in the table above for 2020 relate to the finalization of tax and related deferred tax adjustments in connection with the acquisition of Partners.

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

The following table provides changes in the core deposit intangible for the years ended December 31, 2021 and 2020:

	December 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$2,660	$3,373
Amortization	(600)	(713)
Balance at the end of the period	$2,060	$2,660

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

December 31,
Dollars in Thousands	2021
2022	$520
2023	467
2024	415
2025	246
2026	182
Thereafter	230
$2,060

Net Deposits Purchased Premium and Discount: The Company paid a deposit premium in the acquisition of Liberty and received a deposit discount in the acquisition of Partners, which are included in the balances of time deposits on the consolidated balance sheets. The deposit premium is amortized as a reduction in interest expense over the life of the acquired time deposits and the deposit discount is accreted as an increase in interest expense over the life of the acquired time deposits. The premium and discount on deposits will both be amortized and accreted over approximately five years.

The following table provides changes in the net deposit premium and discounts for the periods ended December 31, 2021 and 2020:

	December 31,	December 31,
Dollars in Thousands	2021	2020
Balance at the beginning of the period	$(23)	$(31)
Amortization, net	14	8
Balance at the end of the period	$(9)	$(23)

The following table provides the accretion income for the net deposit discount over the years indicated below:

December 31,
Dollars in Thousands	2021
2022	$6
2023	2
2024	1
$9

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	December 31,	December 31,
	2021	2020
Year Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$1,499	$1,734
Time deposits (2)	(14)	(8)
Core deposit intangible (3)	(600)	(713)
Note Payable (4)	(5)	(6)
Net impact to income before taxes	$880	$1,007

(1) Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.

(2) Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.

(3) Core deposit intangible premium amortization is included in the "Other Expenses” section of "Non-interest Expense" in the Consolidated Statements of Income.

(4) Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

Note 20. Parent Company Financial Information

Presented below are comparative balance sheets of the parent company, Partners Bancorp, as of December 31, 2021 and 2020, and statements of income and cash flows for each of the years ended December 31, 2021 and 2020.

BALANCE SHEETS

December 31, 2021 and 2020

Dollars in thousands	2021	2020
ASSETS
Cash	$14,686	$17,579
Investment in subsidiaries, at equity	147,378	141,979
Other assets	2,276	2,000
Total assets	$164,340	$161,558
LIABILITIES
Subordinated notes payable, net	$22,168	$24,101
Other liabilities	804	762
Total liabilities	$22,972	$24,863
STOCKHOLDERS' EQUITY
Common stock, par value $.01, authorized 40,000,000 shares, issued and outstanding 17,941,604 as of December 31, 2021 and 17,758,448 as of December 31, 2020, including 28,000 nonvested shares as of December 31, 2021 and 0 nonvested shares as of December 31, 2020	$179	$178
Surplus	88,390	87,200
Retained earnings	51,305	45,673
Noncontrolling interest in consolidated subsidiaries	1,179	1,346
Accumulated other comprehensive income, net of tax	315	2,298
Total stockholders' equity	141,368	136,695
Total liabilities and stockholders' equity	$164,340	$161,558

STATEMENTS OF INCOME

Years Ended December 31, 2021 and 2020

Dollars in thousands	2021	2020
Dividends from subsidiaries	$3,242	$2,784
Income on deposit accounts	29	5
Interest expense on borrowings	(1,464)	(1,009)
Other expenses, net	(2,557)	(1,339)
(Loss) income before taxes and equity in undistributed net income of subsidiaries	(750)	441
Income tax benefits(1)	615	566
Equity in undistributed net income of subsidiaries	7,546	4,663
Net income	$7,411	$5,670
(1)	Benefits from filing consolidated Federal income tax return.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2021 and 2020

Dollars in thousands	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,411	$5,670
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(7,546)	(4,663)
Amortization	67	29
Stock‑based compensation expense	1,072	14
Changes in assets and liabilities:
Increase in other assets	(278)	(327)
Increase in other liabilities	41	147
Net cash provided by operating activities	767	870
CASH FLOWS FROM INVESTING ACTIVITIES:
Downstream of capital to subsidiary	—	(3,000)
Net cash used in investing activities	—	(3,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(1,779)	(1,782)
Proceeds from subordinated notes payable	—	17,637
Decrease in subordinated notes payable	(2,000)	—
Cash paid for stock repurchases	(209)	(445)
Cash received for the exercise of warrants	—	10
Cash received for the exercise of stock options	328	184
Net cash (used in) provided by financing activities	(3,660)	15,604
Net (decrease) increase in cash	(2,893)	13,474
Cash, beginning of year	17,579	4,105
Cash, end of year	$14,686	$17,579

Note 21. Revenue Recognition

The Company follows ASU No. 2014-09 Revenue from Contracts with Customers (“Topic 606”) and all subsequent ASUs that modified Topic 606. Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and investment securities. Topic 606 is applicable to noninterest revenue streams such as deposit related fees, interchange fees and merchant income. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in the scope of Topic 606 are discussed below.

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

Gain or loss on sale or disposal of fixed assets

Gain or loss on sale of fixed assets is recorded when control of the property transfers to the buyer. Gain or loss on disposal of fixed assets is recorded when the asset is determined to no longer be in service.

Gain or loss on sale of foreclosed properties

Gain or loss on sale of foreclosed properties is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

Note 22. Transaction with OceanFirst Financial Corporation

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OCFC and Coastal Merger Sub Corp., a Maryland corporation and a direct wholly owned subsidiary of OCFC (“Merger Sub”). Pursuant to the Agreement, Merger Sub will be merged with and into the Company, whereby the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation as a wholly owned direct subsidiary of OCFC (the “First-Step Merger”). Immediately thereafter, the Company will be merged with and into OCFC, whereby the separate corporate existence of the Company will cease and OCFC will be the surviving corporation in the merger (the “Second-Step Merger”, and together with the First-Step Merger, the “Integrated Mergers”). Immediately following the consummation of the Integrated Mergers, Delmarva will be merged with and into OceanFirst Bank N.A., the wholly owned national banking association subsidiary of OCFC (“OceanFirst Bank”), with OceanFirst Bank as the surviving bank (the “Delmarva Merger”). Immediately following the consummation of the Delmarva Merger, Partners will be merged with and into OceanFirst Bank, with OceanFirst Bank as the surviving bank (the “Partners Merger”).

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

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, the Company believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B.     OTHER INFORMATION.

None.

ITEM 9C.     DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

The other information required by this item will be included in the registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K filed within 120 days after the end of the fiscal year covered by this Annual Report and incorporated by reference herein.

ITEM 11.      EXECUTIVE COMPENSATION.

The information required by this item will be included in the registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K filed within 120 days after the end of the fiscal year covered by this Annual Report and incorporated by reference herein.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item will be included in the registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K filed within 120 days after the end of the fiscal year covered by this Annual Report and incorporated by reference herein.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item will be included in the registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K filed within 120 days after the end of the fiscal year covered by this Annual Report and incorporated by reference herein.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item will be included in the registrant’s definitive proxy statement or in an amendment to this Annual Report on Form 10-K filed within 120 days after the end of the fiscal year covered by this Annual Report and incorporated by reference herein.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)1.	Financial Statements:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Income for the years ended December, 2021 and 2020
Consolidated Statements of Comprehensive Income for the years ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

(a)2.	Financial Statement Schedules:

There are no Financial Statement Schedules included with this filing for the reason that they are not applicable or are not required or the information is included in the financial statements or notes thereto.

(a)3.(b)	Exhibits:
The exhibits filed or furnished with this annual report are shown on the Exhibit Index that preceeds the signatures to this annual report, which index is incorporated herein by reference.

ITEM 16.	Form 10-K Summary

Not applicable

EXHIBIT INDEX

Exhibit No.

2.1+

Agreement and Plan of Merger, dated as of November 4, 2021, between and among OceanFirst Financial Corp., Coastal Merger Sub Corp., and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).

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

3.2	Bylaws of Partners Bancorp (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020).

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 3.1 to the Company’s Form 1-A filed on November 22, 2017).

4.2	Description of the Company’s Registered Securities (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

4.3	Form of Subordinated Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020).

10.1	Form of Subordinated Note Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020).

10.2*	Noncompete Agreement dated as of January 27, 2017 between The Bank of Delmarva and Edward M. Thomas (incorporated by reference to Exhibit 6.2 to the Company’s Form 1-A filed on November 22, 2017).

10.3*

Employment Agreement, dated as of December 13, 2018, among John W. Breda, Partners Bancorp and The Bank of Delmarva (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.4*

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated as of December 13, 2018, among John W. Breda, Partners Bancorp and The Bank of Delmarva (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 4, 2021).

10.5*

Employment Agreement, dated as of December 13, 2018, among Lloyd B. Harrison, III, Partners Bancorp and Virginia Partners Bank (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on S-4 (Registration No. 333-230599) filed on March 29, 2019).

10.6*

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated as of December 13, 2018, among Lloyd B. Harrison, III, Partners Bancorp and The Bank of Delmarva (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).

10.7*	Delmar Bancorp 2014 Stock Plan (incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed on November 22, 2017).

10.8*	Delmar Bancorp 2004 Stock Plan (incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed on November 22, 2017).

10.9*

Liberty Bell Bank 2004 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.9 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 filed on May 10, 2019).

10.10*

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

10.13*	Virginia Partners Bank 2008 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on S-8 (Registration No. 333-237151) filed on March 13, 2020).

10.14*	Virginia Partners Bank 2015 Incentive Stock Option Plan (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on S-8 (Registration No. 333-237151) filed on March 13, 2020).

10.15*

Virginia Partners Bank Form of Employee Incentive Stock Option Agreement under 2008 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.16*

Virginia Partners Bank Form of Employee Incentive Stock Option Agreement under 2015 Incentive Stock Option Plan (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.17*	Summary of Virginia Partners Bank Management Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on March 30, 2021).

10.18*	Partners Bancorp 2021 Incentive Stock Plan (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on May 20, 2021).

10.19*	Partners Bancorp Form of Time-Based Restricted Stock Agreement for Employees (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).

10.20*

Partners Bancorp Form of Time-Based Restricted Stock Agreement for Non-Employee Directors (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 12, 2021).

21	Subsidiaries of the Registrant

23.1	Consent of Yount Hyde & Barbour P.C.

31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer

32.1	Section 1350 Statement of Principal Executive Officer

32.2	Section 1350 Statement of Principal Financial Officer

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from Partners Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

+ The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Partners Bancorp agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

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

Name	Position	Date

/s/ Mona D. Albertine Mona D. Albertine	Director	March 29, 2022

/s/ John W. Breda John W. Breda	President & Chief Operating Officer, Director	March 29, 2022

/s/ Michael W. Clarke Michael W. Clarke	Director	March 29, 2022

/s/ Mark L. Granger Mark L. Granger	Director	March 29, 2022

/s/ Lloyd B Harrison, III Lloyd B. Harrison, III	Chief Executive Officer & Director (Principal Executive Officer)	March 29, 2022

/s/ Kenneth R. Lehman Kenneth R. Lehman	Director	March 29, 2022

/s/ Steven R. Mote Steven R. Mote	Director	March 29, 2022

/s/ George P. Snead George P. Snead	Vice Chairman of the Board of Directors	March 29, 2022

/s/ James A. Tamburro James A. Tamburro	Director	March 29, 2022

/s/ Jeffrey F. Turner Jeffrey F. Turner	Chairman of the Board of Directors	March 29, 2022

/s/ Robert C. Wheatley Robert C. Wheatley	Director	March 29, 2022

/s/ J. Adam Sothen J. Adam Sothen	Chief Financial Officer (Principal Financial Officer)	March 29, 2022

/s/ Betsy J. Eicher Betsy J. Eicher	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2022