Form 10-K/A
period 2021-12-31
PARTNERS BANCORP
filed 2022-04-27
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Registrant’s telephone number, including area code (410)-548-1100

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

As of April 27, 2022, there were 17,961,699 shares outstanding of the registrant’s common stock, $0.01 par value.

Auditor Name:  Yount, Hyde & Barbour, P.C.Auditor Location: Richmond, VirginiaAuditor Firm ID:  613

i

EXPLANATORY NOTE

Partners Bancorp (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Form 10-K/A”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (together with the Form 10-K/A, the “Form 10-K”), filed with the Securities and Exchange Commission (the “SEC”) on April 27, 2022. The purpose of this Form 10-K/A is solely to disclose the information required in Part III (Items 10, 11, 12, 13 and 14) of Form 10-K, which information was previously omitted in reliance on General Instruction G(3) to Form 10-K. Accordingly, the Company hereby amends and replaces in its entirety Part III of the Form 10-K.

In addition, Item 15 of Part IV has been amended to include the currently dated certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. New Section 302 certifications of the Company’s principal executive officer and principal financial officer are filed with this Form 10-K/A as Exhibits 31.1 and 31.2 hereto, respectively. Because this Form 10-K/A does not contain or amend any disclosure with respect to the financial statements or Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. The Company is not including a new certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A.

Except as described above, this Form 10-K/A does not amend any other information set forth in the Form 10-K, and the Company has not updated disclosures included therein to reflect any subsequent events. This Form 10-K/A should be read in conjunction with the Form 10-K and with the Company’s filings with the SEC subsequent to the Form 10-K.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The business and affairs of the Company are managed under the direction of the Company’s Board of Directors (the “Board”) in accordance with the Company’s articles of incorporation and bylaws. Members of the Company’s Board are kept informed of the Company’s business through discussions with the Chairman of the Board, the President and Chief Executive Officer and other officers, by reviewing materials provided to them and by participating in meetings of the Company’s Board and its committees.

The following biographies of the members of the Board contain information regarding each person’s business experience, public company director positions held currently or at any time during the last five years, and the experiences, qualifications, attributes and/or skills that caused the Board to determine the person should serve as a director of the Company. Unless otherwise noted, the person has held their position as a director for at least five years.

Directors

Mona D. Albertine, 72, has served as a director of the Company since November 2019 and as a director of Virginia Partners since it was established in 2007. Ms. Albertine is co-founder, President and owner of Jabberwocky Books, a retail establishment which has been part of the Fredericksburg, Virginia business community since 1985. She is also a managing partner of Albertine Properties, which owns and manages commercial real estate in downtown Fredericksburg. She served eight years on the Board of Visitors of the University of Mary Washington, two years as Vice Rector and two years as Rector. Ms. Albertine served on the board of Virginia Heartland Bank prior to its merger with Second National Bank of Culpeper. For more than 34 years she has served on numerous charitable boards in the Fredericksburg area, most recently, the Community Foundation of the Rappahannock River Region and The Women and Girls Fund, where she served as President, and as a director of the Fredericksburg Regional Chamber of Commerce. She currently serves on the board of the University of Mary Washington Foundation. Ms. Albertine received a Bachelor of Arts degree in International Relations from the University of Mary Washington in 1971. Ms. Albertine’s extensive experience in banking, in leadership, in small business, and in real estate provide valuable expertise to the Company’s Board.

John W. Breda, 60, has served as a director of the Company and Delmarva since 2018. Mr. Breda has served as President and Chief Operating Officer of the Company since November 2019. He previously served as President and Chief Executive Officer of the Company since July 2017. He has been the President and Chief Executive Officer of Delmarva since July 2017. He joined the Company and Delmarva as Executive Vice President and Chief Credit Officer in August 2012. Prior to joining the Company, he served as Vice President of the Commercial Banking Team Leader/Group Manager, at M&T Bank from May 2011, and of Wilmington Trust Company from 1995 until that company was acquired by M&T Bank. Mr. Breda has over 32 years of banking experience. He is a graduate of the Stonier Graduate School of Banking. Mr. Breda’s service on the Board is supported by his many years of banking experience, and his knowledge of the Company’s business and its market areas.

Michael W. Clarke, 60, brings over 36 years of experience in the skilled front-line delivery of banking products, credit risk management, corporate finance, capital management and management of banking operations at all levels. Mr. Clarke manages a variety of investments in small to mid-sized businesses and serves on a variety of corporate and civic boards. Mr. Clarke is a senior portfolio advisor at FJ Capital Management assisting in the evaluation and management of investments in the U.S. financial services industry. Mr. Clarke represents FH Capital and his own interests in service as a Director of the Georgia Banking Company based in Atlanta, Georgia since February 2021. Mr. Clarke also works as a manager of the Graystone Investment Fund, an entity focused on the development and operation of multi-family real estate in Virginia. Over the last five years, Mr. Clarke has served as a director of Atlantic Union Bankshares Corporation and Access National Corporation, each of which was registered under Section 12 of the Exchange Act. From February 2019 to January 2021, Mr. Clarke served on the board of directors of Atlantic Union Bankshares Corporation and its subsidiary, Atlantic Union Bank. Previously, Mr. Clarke served as President, Chief Executive Officer and a director of Access National Corporation from its formation in 2002 until being acquired by Atlantic Union Bankshares Corporation in February 2019. Mr. Clarke also previously served as Chief Executive Officer and a director of Access National Bank, the subsidiary of Access National Corporation, from its organization in 1999 until February 2019, and as President of Access National Bank from its organization in 1999 until June 2016. Prior to joining Access National Bank, Mr. Clarke served as Chief Credit Officer of Patriot National Bank, or Patriot, in Vienna, Virginia, from its inception in 1990 until the company was sold in 1997 and remained with the successor, United Bank, in the same capacity through 1998. Prior to joining Patriot, Mr. Clarke was Vice President of commercial lending at Crestar Bank in Alexandria, Virginia, from 1985 to 1989. Mr. Clarke graduated from Virginia Tech with a B.S. degree in finance and marketing and actively serves as a volunteer board member on numerous related organizations. Mr. Clarke’s active and past roles include: Virginia Tech Foundation board of directors (Audit Chair); Board of Virginia Bankers Association; Board of Business Finance Group (an SBA Certified Development Company); Advisory Board of Salem Halifax Capital Partners; Chairman, Greater Reston Chamber of Commerce; Founding Member & Chair of the IncSpire Business Incubator; Chair of the Finance Advisory Board at Virginia Tech; Chair & Treasurer of the Adult Community Education Foundation; and President of The Pamplin College of Business Advisory Council. Mr. Clarke’s qualifications to serve on the Company’s Board include his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which the Company operates, particularly the Greater Washington and Northern Virginia markets.

Mark L. Granger, 58, has served as a director of the Company and Delmarva since 1999. He is a certified public accountant, and specializes in tax and financial consulting for individuals, and tax, accounting and consulting for small and medium sized businesses on the Delmarva Peninsula. He has been Managing Partner of Granger & Magee, PA, Salisbury, Maryland since 2000, and previously served as a partner and manager of Faw, Casson & Co., LLP, Salisbury, Maryland from 1993 to 1999. He has over 31 years of accounting experience. He has a B.A. from the University of Lynchburg, and an M.S. in Taxation from Pace University, New York City. His service on the Board is supported by his specialized knowledge of accounting and financial matters, and his knowledge of the communities in which Delmarva operates and business connections in Delmarva’s markets.

Lloyd B. Harrison, III, 64, has served as a director of the Company since November 2019 and as a director of Virginia Partners since it was established in 2007. Mr. Harrison has served as Chief Executive Officer of the Company since November 2019. Mr. Harrison served as President, Treasurer, Secretary and Chief Operating Officer of Virginia Partners from its inception in 2007 to July 2014, at which time he became President and Chief Executive Officer of Virginia Partners. In December 2020, Mr. Harrison ceased serving as President of Virginia Partners but continues to serve as Chief Executive Officer of Virginia Partners. Prior to his service to Virginia Partners, Mr. Harrison served as President and Chief Executive Officer of Mercantile Southern Maryland Bank and its predecessor, Calvert Bank and Trust, from 2001 to 2007. He has over 37 years of banking experience. Over the years, he has served on the boards of many civic and charitable organizations. Mr. Harrison is a former chairman of the board of directors of Asbury Communities, Inc. and a former director of Westminster American Insurance Company. Currently, Mr. Harrison serves as the Chairman of The Fredericksburg Regional Alliance and is the past chairman of the board of directors of the Virginia Association of Community Banks. He is a trustee and the treasurer of The George Washington Foundation. He has an undergraduate degree in English from The University of Virginia and a Master in Business Administration from The College of William & Mary. Mr. Harrison’s extensive banking, leadership, and governance experience provide valuable contributions to the Company’s Board.

Kenneth R. Lehman, 62, has served as a director of the Company and Delmarva since 2014 and has served as a director of Virginia Partners since 2016. He is a private investor and former banking and securities attorney. Over the last five years, Mr. Lehman has served as a director of several banks and bank holding companies, including three companies registered under Section 12 of the Exchange Act: Four Oaks Fincorp where he served as a director from 2014 through November 2017, First Capital Bancorp, Inc., where he served as a director from 2012 through January 2016, and Village Bank and Trust Financial Corp., where he served as a director from June 2016 to May 2018. In addition to his service as a director of the Company, Delmarva and Virginia Partners, Mr. Lehman currently serves as a director of Heritage Southeast Bancorporation and its wholly-owned subsidiary Heritage Southeast Bank, McDonough, Georgia, Marine Bancorp of Florida and its wholly-owned subsidiary Marine Bank and Trust Company, Vero Beach, Florida, and BankFLORIDA Bancorp, Inc. Dade City, Florida. Mr. Lehman’s extensive experience as a director of financial institutions and as an advisor to financial institutions is invaluable to the Board in governance and strategic thinking.

Steven R. Mote, 56, has served as a director of the Company since April 2020 and as a director of Virginia Partners since 2014. Mr. Mote is the President and Chief Executive Officer of Mote Management Company Inc., which he founded in 1991. Mote Management Company Inc. is a diversified real estate management and development company that operates primarily in the Southern Maryland market. The company owns and manages apartment communities, retail shopping centers, commercial mixed-use projects, car washes, and mini storage facilities. Mr. Mote has been active in a number of professional and civic organizations. He previously served as a director of Mercantile Southern Maryland Bank prior to the bank being purchased by PNC. Mr. Mote is a past President of the Waldorf Lions Club and served on the College of Southern Maryland’s Foundation Board and the local United Way board. Mr. Mote’s extensive business experience and knowledge of real estate matters in the Company’s Maryland market area support his service on the Board.

George P. Snead, 52, has served as a director of the Company since November 2019 and as a director of Virginia Partners since it was established in 2007. Mr. Snead is a partner in Parrish Snead Franklin Simpson, PLC, a general practice law firm located in Fredericksburg, Virginia. Mr. Snead’s practice centers on estate planning and commercial transactions, specifically including commercial real estate purchases/sales, commercial leases, business organizations, and lending transactions. Mr. Snead graduated from Davidson College with a Bachelor of Arts in Economics, and he received his law degree from the College of William and Mary. He has served as a member of the board of directors of Germanna Community College Educational Foundation, the Central Virginia Housing Coalition, the Massad Branch of the YMCA, the Fredericksburg Regional Chamber of Commerce, the board of directors of the Central Rappahannock Heritage Center and the Board of Trustees of the Community Foundation of the Rappahannock River Region. Mr. Snead’s experience in and knowledge of commercial real estate matters provide valuable contributions to the Company’s Board.

James A. Tamburro, 55, has served as a director of the Company and Delmarva since 2018. He previously served as a director of Liberty Bell Bank, a bank that was previously acquired by the Company. He has been an attorney in private practice with Tamburro Law Office, in Marlton, New Jersey, since 1999, and since 2014 he has been co-owner and manager of Global Contact Publishing Co.; and since 2016 a commercial/residential real estate broker with Berkshire Hathaway Real Estate, Marlton, New Jersey. Since 2012 he has served as an Ambassador of Georgetown University’s Alumni Admissions Program. Mr. Tamburro is a graduate of Georgetown University, where he earned a B.A., and Widener University School of Law, where he earned his J.D. Mr. Tamburro’s knowledge of real estate finance and investing, along with his experience as a director of Liberty Bell Bank and Delmarva and his knowledge of and contacts in Delmarva’s New Jersey market area support his service on the Board.

Jeffrey F. Turner, 73, has served as a director of the Company and Delmarva since 2009, and as Chairman of the Board since January 2012. Until his retirement in 2008, Mr. Turner served as President and CEO of Mercantile Peninsula Bank and its predecessor, Peninsula Bank, from 1994 to 2008. He has over 45 years of banking experience. Over the years, he has been a member of the Salisbury Area Chamber of Commerce, member of the Greater Salisbury Committee, member of the Wicomico County Economic Development Committee, and member of the Somerset County Economic Development Committee. Mr. Turner is the former Chairman of the Board of the Peninsula Regional Medical Center, former President of the Life Crisis Center, Inc. and former member of the Board of Visitors of the University of Maryland, Eastern Shore. Currently, Mr. Turner serves as a Trustee of the John B. Parsons Home Foundation, a Corporate Member of the Community Foundation of the Eastern Shore, and as a Director of Qlarant, one of the first quality review organizations for the Centers of Medicare and Medicaid. Mr. Turner is a graduate of Towson University with a degree in Economics. Mr. Turner’s service on the Board is supported by his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which Delmarva operates.

Robert C. Wheatley, 65, has served as a director of the Company and Delmarva since 1998. Mr. Wheatley has been the managing member and owner of The Whayland Group LLC, a real estate project management and consulting firm since 2009, and was President and owner of The Whayland Company, Inc., a commercial construction company from 1993 to 2013. He serves on the Sussex County Planning and Zoning Commission, the Delaware Association of Professional Engineers, the Laurel Development Corp., Delaware Economic and Environmental Development Commission and other public and private economic development initiatives. A graduate of Salisbury University, he is also an associate real estate broker with Keller Williams Realty, Inc. since 2016. Mr. Wheatley’s service on the Board is supported by his extensive knowledge of commercial real estate and real estate development matters in the communities in which Delmarva operates, along with his knowledge of and contacts in the communities in which Delmarva operates.

Executive Officers Who Are Not Directors

The following biographies of the executive officers of the Company, excluding Messrs. Harrison and Breda, for whom biographical information is included above under “Directors,” contain information regarding each person’s business experience and qualifications.

J. Adam Sothen, 45, has served as Chief Financial Officer of the Company since November 2019 and Executive Vice President and Chief Financial Officer of Virginia Partners since April 2018. From June 2017 through March 2018, Mr. Sothen served as Executive Vice President and Chief Financial Officer of Sonabank and Sonabank’s parent company, Southern National Bancorp of Virginia, Inc. Previous to that, Mr. Sothen was employed by EVB as Vice President and Corporate Controller from June 2010 until October 2012, and from September 2011 through June 2017, as Executive Vice President and Chief Financial Officer of EVB and EVB’s parent company, Eastern Virginia Bankshares, Inc.

Elizabeth (“Betsy”) J. Eicher, 44, has served as Chief Accounting Officer of the Company since November 2019 and Senior Vice President and Chief Financial Officer of Delmarva since 2015. Ms. Eicher also served as Senior Vice President and Chief Financial Officer of the Company from 2015 to November 2019. She is a graduate of Salisbury University with a B.A. in Accounting, and she has a B.S. in Psychology from the University of Pittsburgh at Johnstown. Prior to joining the Company and Delmarva, she was an Accounting Manager at TGM Group LLC, where she had served in progressively responsible roles as an accountant on external audits since 2005.

CORPORATE GOVERNANCE

Audit and Compliance Committee

The Board has a standing Audit & Compliance Committee. Current members of the Audit & Compliance Committee are Mr. Granger (Chair), Ms. Albertine, Mr. Mote and Mr. Wheatley. In addition, the Board has determined that Mr. Granger’s past employment experience in finance or accounting, has resulted in his financial sophistication and qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC. The Board has also determined that Mr. Granger is independent under applicable The Nasdaq Stock Market LLC (“Nasdaq”) standards of independence for audit committee members.

The Board has adopted a written Audit & Compliance Committee charter that is publicly available in the “Who We Are” section of our website at www.partnersbancorp.com.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each of the Company’s directors, executive officers and persons who own more than 10% of the Company’s securities is required to file reports of ownership and changes in ownership of the Company’s securities with the SEC and to provide copies of such reports to the Company. To the Company’s knowledge, based solely on a review of the information and reports furnished to the Company, the Company believes that all reporting persons timely filed all reports required under Section 16(a) during 2021, with the following exceptions: Mr. Clarke inadvertently omitted certain holdings from his timely filed initial Form 3, Mr. Clarke reported two transactions late on a Form 4, and Mr. Tamburro reported one transaction late on a Form 4.

Code of Ethics

The Company has adopted a Code of Ethics that applies to its directors, executive officers (including its principal executive officer, principal financial officer and principal accounting officer or controller) and employees (the “Code”). The Code is available in the “About Us” section of our website at www.partnersbancorp.com. If the Company chooses to no longer post the Code on its website, it will provide a free copy to any person upon written request to

Partners Bancorp, c/o Office of the President, 2245 Northwood Drive, Salisbury, Maryland 21801. The Company intends to provide any required disclosure of any amendment to or waiver from the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, in the “About Us” section of our website at www.partnersbancorp.com promptly following the amendment or waiver. The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

The information contained on or connected to the Company’s website is not incorporated by reference in this Form 10-K/A and should not be considered part of this or any other report that the Company files or furnishes to the SEC.

Legal Proceedings and Family Relationships

The Board is not aware of any directors or executive officers involvement in legal proceedings that would be material to an evaluation of their ability or integrity; nor is the Board aware of any family relationship between any of its directors or executive officers.

Item 11. Executive Compensation

The Company’s executive compensation program is designed to attract and retain highly skilled and motivated officers who will manage the Company in a manner to promote our growth and profitability, prudently preserve our capital, and advance the interests of our shareholders.

Delmarva and Virginia Partners currently have separate compensation programs. Compensation for executive officers of the Company, each of whom is also an executive officer of Delmarva or Virginia Partners, is initially approved by the board of directors or a committee of the board of directors of the respective bank and then approved by the Compensation Committee of the Company. In their roles as chief executive officer of the respective banks, Mr. Harrison and Mr. Breda may make recommendations regarding the compensation of executive officers.

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the past two years to the following individuals (referred to herein as “named executive officers”):

●	Lloyd B. Harrison, III, Chief Executive Officer of the Company;
●	John W. Breda, President and Chief Operating Officer of the Company; and
●	J. Adam Sothen, Chief Financial Officer of the Company.

All compensation in the following table was paid by Delmarva for Mr. Breda, who is an employee of Delmarva, and by Virginia Partners for Mr. Harrison and Mr. Sothen, who are employees of Virginia Partners. The Company shares the cost of compensation for the executive officers of the Company based on cost-sharing arrangements with each of Delmarva and Virginia Partners.

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal Position	Year	Salary	Bonus (2)	Awards	Awards	Compensation (3)	Earnings	Compensation(4)	Total
Lloyd B. Harrison, III Chief Executive Officer, Company; Chief Executive Officer, Virginia Partners (1)	2021	$332,750	$9,983	$—	$—	$69,877	$—	$52,647	$465,257
	2020	$315,869	$32,443	$—	$—	$56,269	$—	$37,257	$441,838
John W. Breda President and Chief Operating Officer, Company; President and Chief Executive Officer, Delmarva	2021	$332,750	$66,000	$—	$—	$—	$—	$42,284	$441,034
	2020	$302,500	$30,000	$—	$—	$—	$—	$26,068	$358,568
J. Adam Sothen Chief Financial Officer, Company; Executive Vice President and Chief Financial Officer, Virginia Partners	2021	$206,000	$6,180	$—	$—	$28,840	$—	$9,923	$250,943
	2020	$208,787	$21,654	$—	$—	$25,546	$—	$12,980	$268,967
(1)	Mr. Harrison served as President of Virginia Partners until December 2020.
(2)	For Mr. Harrison, for 2021, reflects a bonus under the Virginia Partners Discretionary Profit Sharing Plan. For Mr. Harrison, for 2020, reflects a $30,000 discretionary bonus awarded for performance outside of the Virginia Partners management incentive plan and a $2,443 bonus under the Virginia Partners Discretionary Profit Sharing Plan. For Mr. Breda, for 2021 and 2020, reflects a discretionary bonus awarded for performance. For Mr. Sothen, for 2021, reflects a bonus under the Virginia Partners Discretionary Profit Sharing Plan. For Mr. Sothen, for 2020, reflects a $20,000 sign on bonus from when he joined Virginia Partners in April 2018 that was paid in 2020 and a $1,654 bonus under the Virginia Partners Discretionary Profit Sharing Plan.
(3)	Reflects bonus awarded for 2021 and 2020 performance under the Virginia Partners management incentive plan.
(4)	All other compensation for 2021 consisted of the following:

	Car	Company-paid	401(k)	Reimbursement
	Allowance/	Life Insurance	Matching	of Legal and Tax
Name	Company Car (1)	Premiums (2)	Contributions	Advisor Fees (3)	Other (4)
Lloyd B. Harrison, III	$25,711	$5,162	$7,104	$12,513	$2,157
John W. Breda	$14,291	$3,337	$7,806	$16,850	$—
J. Adam Sothen	$—	$—	$7,343	$2,580	$—
(1)	For Mr. Harrison, reflects cost to Virginia Partners to provide company-owned car, including depreciation, with all maintenance, operating and insurance expense paid by Virginia Partners. For Mr. Breda, reflects cost to Delmarva to provide company-owned car, including depreciation, with all maintenance, operating and insurance expense paid by Delmarva.
(2)	For Mr. Harrison, reflects cost to Virginia Partners to provide supplemental life insurance per his employment agreement. For Mr. Harrison, no amounts are included with respect to BOLI because Virginia Partners had no incremental cost attributable to BOLI in 2021. For Mr. Breda reflects cost to Delmarva to provide supplemental life insurance per his employment agreement. For Mr. Breda no amounts are included with respect to BOLI because Delmarva had no incremental cost attributable to BOLI in 2021.

(3)	For Mr. Harrison and Mr. Breda, reflects cost to Partners to reimburse legal fees related to amendments to their employment agreements. For Mr. Sothen, reflects cost to Partners to reimburse legal fees related to his updated employment agreement.
(4)	For Mr. Harrison, reflects cost to Virginia Partners to reimburse for business-related club expenses per his employment agreement. Mr. Breda reimburses Delmarva for any club expenses related to personal use.

Equity Compensation

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by the named executive officers at December 31, 2021. All stock options were granted with an exercise price of 100% of fair market value as determined in accordance with the Company’s equity compensation plans (including acquired plans). The number of shares subject to each award and the exercise price have been adjusted to reflect any stock dividends, stock splits and merger or share exchange assumption adjustments effected after the date of such award, but have not otherwise been modified. None of the named executive officers held any unvested restricted stock or restricted stock units at December 31, 2021.

Outstanding Equity Awards at 2021 Fiscal Year End

	Option Awards				Stock Awards
	Number of	Number of			Number of	Market Value
	Securities	Securities			Shares or	of Shares or
	Underlying	Underlying			Units of	Units of
	Unexercised	Unexercised	Option	Option	Stock That	Stock That
	Options	Options	Exercise	Expiration	Have Not	Have Not
Name	Exercisable	Unexercisable	Price	Date	Vested	Vested
Lloyd B. Harrison, III	—	—	$—	—	—	—
John W. Breda	—	—	$—	—	—	—
J. Adam Sothen	25,768	—	$7.72	4/16/2028	—	—

All outstanding stock options were granted under equity plans that the Company assumed in connection with a merger or share exchange.

Employment Agreements and Benefit Plans

Lloyd B. Harrison, III. In connection with the acquisition of Virginia Partners Bank (“Virginia Partners”) through an exchange of shares in an all-stock transaction on November 15, 2019 (the “Share Exchange”), Mr. Harrison entered into an Employment Agreement, dated December 13, 2018 (the “Harrison Employment Agreement”), which became effective upon effectiveness of the Share Exchange. On November 4, 2021, the Company and Mr. Harrison entered into the First Amendment to the Harrison Employment Agreement (together with the Harrison Employment Agreement, the “Amended Harrison Employment Agreement”).

Under the Amended Harrison Employment Agreement, Mr. Harrison serves as Chief Executive Officer of the Company and as Chief Executive Officer of Virginia Partners. Subject to election requirements, Mr. Harrison will also serve as a director of the Company and Virginia Partners. On the management succession date contemplated under the Amended Harrison Employment Agreement (the “Management Succession Date”), or such earlier date as the Company Board may determine, Mr. Harrison will depart the position of Chief Executive Officer of the Company and Mr. Breda would become President and Chief Executive Officer of the Company. At the Management Succession Date, Mr. Harrison may elect to continue as Chief Executive Officer of Virginia Partners, or he may elect to retire, although his compensation and benefits would continue through December 31, 2022 either way. The Amended Harrison Employment Agreement has an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms. For purposes of the Amended Harrison Employment Agreement, “Management Succession Date” means the first to occur of the following: (1) the thirtieth calendar day after the Board has determined, by a majority vote that has taken place as part of a Board meeting, that the transaction whereby

OceanFirst Financial Corp. (“OCFC”) will acquire the Company (the “Merger”) will not take place or occur, or (2) June 30, 2022, unless the Board, prior to June 30, 2022, determines by majority vote that the Merger remains viable and the Company will continue to pursue the Merger beyond June 30, 2022, in which event the Management Succession Date shall be determined as provided in sub-section (1). On April 27, 2022, the Board made the determinations described in subsection (2) of the definition of Management Succession Date, thereby extending the Management Succession Date until thirty days following such date as the Board determines that the Merger shall not occur, or such earlier date as the Board may otherwise determine. Unless the Board further determines that there shall be a Management Succession Date prior to completion of the Merger, if the Merger is completed there will be no Management Succession Date.

Under the Amended Harrison Employment Agreement, Mr. Harrison initially received a base salary of $275,000 per year, increasing a minimum of ten percent on each of January 1, 2020 and January 1, 2021, with further increases being subject to the discretion of Virginia Partners’ board of directors with the recommendation of the compensation committee. Virginia Partners also provides benefits to Mr. Harrison, such as five weeks of vacation, use of a company car, life insurance, retirement plans, reimbursement for business-related club expenses, reimbursement of legal and tax fees up to $7,500 in connection with the negotiation of the employment agreement, and all other benefits that Virginia Partners or the Company provide from time to time to senior executives. Mr. Harrison is entitled to bonus incentive payments as approved by the Company Board and equity awards as approved by the Company Board or compensation committee. These stock awards vest upon a change in control event, as defined in the employment agreement. In connection with a change in control, Mr. Harrison will be paid three times his salary over 36 months and one times his average bonus. Mr. Harrison will also be provided with benefits during such 36-month period.

Mr. Harrison’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Harrison. The Company or Virginia Partners may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, the Company or Virginia Partners may terminate the employment agreement for regulatory purposes, which means the employment agreement needs to be revised as a result of applicable statute, rule, regulation order, agreement or understanding promulgated by any bank regulatory agency and the parties cannot agree on the changes necessary to bring the employment agreement in compliance. Mr. Harrison may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. Additionally, Mr. Harrison may terminate the employment agreement within one year after the Management Succession Date. In connection with a termination without Cause or for Good Reason, Mr. Harrison will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance. Mr. Harrison will receive the same benefits for a one year period if he terminates his employment within one year after the Management Succession Date.

Mr. Harrison’s employment agreement contains non-compete, non-solicitation, non-interference, return of documents and confidentiality provisions. Additionally, Mr. Harrison agrees to devote his full business time and attention to his duties, and may not perform services for or obtain a financial or ownership interest in any other entity without the consent or approval of the Company and Virginia Partners boards of directors.

John W. Breda. In connection with the Share Exchange, Mr. Breda entered into an Employment Agreement, dated December 13, 2018 (the “Breda Employment Agreement”), which became effective upon effectiveness of the Share Exchange. On November 4, 2021, the Company and Mr. Breda entered into the First Amendment to the Breda Employment Agreement (together with the Breda Employment Agreement, the “Amended Breda Employment Agreement”). Under the Amended Breda Employment Agreement, Mr. Breda serves as Chief Operating Officer of the Company and President and Chief Executive Officer of Delmarva. Subject to election requirements, Mr. Breda will also serve as a director of the Company and Delmarva. The employment agreement has an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms. Pursuant to the Amended Breda Employment Agreement, on the Management Succession Date (defined as described above with respect to the Amended Harrison Employment Agreement), Mr. Breda will become President and Chief Executive Officer of the Company.

Under the Amended Breda Employment Agreement, Mr. Breda initially received a base salary of $275,000 per year, increasing a minimum of ten percent on January 1, 2020 and January 1, 2021, with further increases being subject to the discretion of Delmarva’s board of directors with the recommendation of the compensation committee. Delmarva also provides benefits to Mr. Breda, such as five weeks of vacation, a car allowance, life insurance, retirement plans, reimbursement for business-related club expenses, reimbursement of legal and tax fees up to $7,500 in connection with the negotiation of the employment agreement, and all other benefits that Delmarva or the Company provide from time to time to senior executives. Mr. Breda is entitled to bonus incentive payments as approved by the Company Board and equity awards as approved by the Company Board or compensation committee. These stock awards vest upon a change in control event, as defined in the employment agreement. Also in connection with a change in control, Mr. Breda will be paid three times his salary over 36 months and one times his average bonus. Mr. Breda will also be provided with benefits during such 36-month period.

Mr. Breda’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Breda. The Company or Delmarva may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, the Company or Delmarva may terminate the employment agreement for regulatory purposes, as described above. Mr. Breda may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. In connection with a termination without Cause or for Good Reason, Mr. Breda will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance.

The employment agreement also contains non-compete, non-solicitation, non-interference, return of documents and confidentiality provisions. Additionally, Mr. Breda agrees to devote his full business time and attention to his duties, and may not perform services for or obtain a financial or ownership interest in any other entity without the consent or approval of the Company and Delmarva boards of directors.

J. Adam Sothen. Upon effectiveness of the Share Exchange, Mr. Sothen became Chief Financial Officer of the Company, in addition to continuing to serve as Executive Vice President and Chief Financial Officer of Virginia Partners. Mr. Sothen continues to serve under his pre-existing employment agreement with Virginia Partners, effective as of December 1, 2018. The employment agreement had an initial term of one year and will be automatically renewed for successive one year periods, unless either party provides written notice of non-renewal 60 days prior to the end of each renewal term or the agreement is otherwise terminated in accordance with its terms. Mr. Sothen is currently entitled to a base salary of $206,000 per year, subject to increase by Virginia Partners’ board of directors or its designee. Mr. Sothen is eligible to participate in the bank’s management incentive plan or other annual incentive plan, to receive equity awards and to participate in employee benefit plans, and is also entitled to five weeks of vacation, two weeks of personal leave and reimbursement of business-related expenses.

Mr. Sothen’s employment agreement will terminate automatically upon the death of Mr. Sothen. Virginia Partners may terminate Mr. Sothen’s employment with or without “Cause,” as defined in the employment agreement, or in the event of “Incapacity,” as defined in the employment agreement, upon 90 days prior written notice. Mr. Sothen may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon 90 days prior written notice. In connection with a termination without Cause or for Good Reason within one year after a “Change of Control”, as defined in the employment agreement, and subject to Mr. Sothen providing a release, Mr. Sothen will receive a lump sum payment equal to two times his salary, an additional lump sum payment equal to the highest annual bonus amount, if any, earned by Mr. Sothen during the preceding three years, and continued health care benefits for himself and his family for 18 months, with the bank paying the employer portion of the premium therefor. In connection with a termination without Cause or for Good Reason at any other time, and subject to Mr. Sothen providing a release, Mr. Sothen will be paid his base salary over a period of 12 months and will receive continued health care benefits for himself and his family for 12 months, with the bank paying the employer portion of the premium therefor.

The employment agreement also contains confidentiality, non-competition, non-piracy, and non-solicitation provisions.

Virginia Partners Bank Management Incentive Plan. Virginia Partners maintains a management incentive plan for the purpose of awarding annual cash bonuses to certain employees of the bank, including Mr. Harrison and Mr. Sothen, based on the achievement of annual performance objectives established each year under the plan. The plan is designed to reward performance against key bank-wide strategic objectives. Each year the compensation committee of the board of directors of Virginia Partners develops a template setting forth the percentage of base salary opportunity, performance measures and goals selected from the bank’s approved budget numbers or other objective measure and weightings assigned to each of the performance measures. The performance measures, goals and weightings assigned to them may change from year to year. The compensation committee of the board of directors of Virginia Partners approves or ratifies the amount of the bonus payout for each participant following the end of the annual performance period. Bonus payouts for executive officers of the Company are also reviewed and approved by the Company’s Compensation Committee.

Bank-Owned Life Insurance. Virginia Partners offers life insurance benefits to certain employees, including Mr. Harrison, in the form of a split dollar plan. Under the split dollar plan, Virginia Partners owns the policy and cash values provide an annual return to Virginia Partners while providing a term insurance benefit to Mr. Harrison, utilizing bank owned life insurance (BOLI) with a portion of the death benefit endorsed to Mr. Harrison through a split dollar agreement. The amount endorsed under the BOLI equals 100% of Mr. Harrison’s base salary at the time of death.

Health and Welfare Benefits.  Delmarva and Virginia Partners provide health and welfare benefits to its executive officers, including the named executive officers, generally on the same basis as for all full-time employees of Delmarva and Virginia Partners. These benefits include medical, dental and vision insurance benefits, short-term and long-term disability insurance and life insurance coverage. The Company utilizes a partially self-funded medical plan and pays a portion of the premium attributable to each employee.

401(k) Plan. Delmarva’s 401(k) plan allows all officers and employees of Delmarva working 1,000 hours or more in a calendar year to defer a portion of their compensation and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2021, Delmarva made the maximum matching contributions.

Virginia Partners’ 401(k) and profit-sharing plan allows all officers and non-temporary employees of Virginia Partners to defer a portion of their compensation and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. Through September 30, 2020, the plan also provided a profit-sharing contribution of 3% of base salary to all employees. Effective October 1, 2020, the profit-sharing contribution of 3% of base salary to all employees was changed to a discretionary profit-sharing cash bonus of 3% of base salary to all employees. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2021, Virginia Partners made the maximum matching contributions.

The Company, Delmarva and Virginia Partners do not maintain any non-equity incentive plans, deferred compensation, defined benefit or other defined contribution retirement plans, for named executive officers, or in which such executives may participate.

Compensation of Directors

During 2021, the Company, Delmarva and Virginia Partners paid an aggregate of $465,000 in director fees to the non-employee members of the Company’s Board, including amounts paid for service as a member of the board of directors of Delmarva and Virginia Partners.

During 2021, non-employee directors of Delmarva were entitled to the following fees:

●	annual retainer fee of $10,000; and
●	annual retainer fee for chairman of the board of $66,000.

Non-employee directors of Delmarva were entitled to the following fees for meeting attendance:

●	per Delmarva board meeting attendance fee of $350; and
●	per Delmarva committee meeting attendance fee of $300.

During 2021, non-employee directors of the Company were entitled to the following fees:

●	annual retainer fee for the board of $5,000;
●	annual retainer fee for chairman of the board of $50,000;
●	annual retainer fee for vice chairman of the board of $15,000;
●	per Company board meeting attendance fee of $400; and
●	per Company committee meeting attendance fee of $300 ($400 for committee chair).

During 2021, non-employee directors of Virginia Partners were entitled to the following fees:

●	annual retainer fee of $6,000 ($10,000 for chairman of the board);
●	additional annual committee chair retainer fee of $3,000 for audit & compliance committee and $2,000 for all other committees;
●	per Virginia Partners board meeting attendance fee of $600 ($700 for chairman of the board); and
●	per Virginia Partners committee meeting attendance fee of $300.

The following table sets forth information regarding compensation paid to non-employee directors of the Company during the year ended December 31, 2021 for service as members of the Company’s, Delmarva’s and Virginia Partners’ boards of directors and committees. Members of the Company’s Board who are employees of the Company, Delmarva or Virginia Partners do not receive additional cash compensation for service on the board of directors or committees of the Company, Delmarva or Virginia Partners.

	Fees Earned or	Option	All Other
Name (1)	Paid in Cash	Awards(2)	Compensation (3)	Total
Mona D. Albertine	$36,800	$—	$—	$36,800
Michael W. Clarke	$27,900	$—	$82,100	$110,000
Mark L. Granger	$33,800	$—	$—	$33,800
Kenneth R. Lehman	$44,400	$—	$—	$44,400
Steven R. Mote	$32,100	$—	$—	$32,100
George P. Snead	$50,900	$—	$—	$50,900
James A. Tamburro	$42,300	$—	$—	$42,300
Jeffrey F. Turner	$152,700	$—	$—	$152,700
Robert C. Wheatley	$44,100	$—	$—	$44,100
	$465,000	$—	$82,100	$547,100
(1)	Messrs. Breda and Harrison are executive officers of the Company and do not receive additional cash compensation for service on the Board or committees of the Board.
(2)	As of December 31, 2021, the following non-employee directors held outstanding options for the purchase of Company common stock: Ms. Albertine: 4,638 options and Mr. Snead: 4,638 options. These options have been subsequently exercised.
(3)	Mr. Clarke is entitled to receive total compensation of $120,000 per year for his service as a director of the Company and Virginia Partners and for his service as a consultant to Virginia Partners. The amount of the consulting fee paid by Virginia Partners for 2021, which was prorated, is equal to the difference between the prorated amount of $110,000 and the combined annual retainer and meeting fee compensation Mr. Clarke earned as a director of the Company and Virginia Partners for 2021.

The Company, Delmarva and Virginia Partners do not maintain any non-equity incentive plans or compensation programs, deferred compensation, defined contribution or defined benefit retirement plans, for non-employee directors, or in which such directors may participate.

The Company’s Board approved the Partners Bancorp 2021 Incentive Stock Plan (the “2021 Incentive Stock Plan”) on January 27, 2021, based upon the recommendation of the Company’s Compensation Committee. At the 2021 annual meeting of shareholders held on May 19, 2021 (the “2021 Annual Meeting”), the Company’s shareholders approved the 2021 Incentive Stock Plan. The 2021 Incentive Stock Plan became effective upon shareholder approval at the 2021 Annual Meeting and is administered by the Company’s Compensation Committee.

Consulting Agreement. As previously disclosed, Mr. Clarke was appointed to the Company’s Board on February 8, 2021. In addition to his service as a director of the Company and Virginia Partners, Mr. Clarke also provides consulting services to Virginia Partners to support the bank’s expansion efforts into the Greater Washington and Northern Virginia markets, a geography in which Mr. Clarke has substantial experience. Mr. Clarke is entitled to receive total compensation of $120,000 per year for his service as a director of the Company and Virginia Partners and for his service as a consultant to Virginia Partners. The amount of the consulting fee paid by Virginia Partners each year will be equal to the difference between $120,000 and the combined annual retainer and meeting fee compensation Mr. Clarke earns as a director of the Company and Virginia Partners for that year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of March 31, 2022, the amount and percentage of the common stock of the Company beneficially owned by each director, each named executive officer and all directors and current named executive officers of the Company as a group. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the securities shown. The business address of each director and named executive officer is the Company’s principal address. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days (“presently exercisable”). Unless otherwise indicated, none of the shares listed below are pledged as collateral for a loan.

				Total Number
	Number of		Shares Subject	of Shares
	Shares of		to Exercisable	Beneficially	Percent of
	Common Stock		Options	Owned	Class (1)
Name of Beneficial Owner
Directors
Mona D. Albertine	56,778	(2)	—	56,778	*	%
John W. Breda	29,946		—	29,946	*	%
Michael W. Clarke	203,964		—	203,964	1.14%
Mark L. Granger	30,797	(3)	—	30,797	*	%
Lloyd B. Harrison, III	199,170	(4)	—	199,170	1.11%
Kenneth R. Lehman	7,386,431	(5)	—	7,386,431	41.12%
Steven R. Mote	29,936		—	29,936	*	%
George P. Snead	24,161		—	24,161	*	%
James A. Tamburro	21,644	(6)	—	21,644	*	%
Jeffrey F. Turner	59,682	(7)	—	59,682	*	%
Robert C. Wheatley	15,122		—	15,122	*	%

Named Executive Officers Who are Not Directors
J. Adam Sothen	—		25,768	25,768	*	%

All Directors and Current Named Executive Officers as a Group (12 persons)	8,057,631		25,768	8,083,399	45.00%
*	Percentage of ownership is less than one percent of outstanding shares.

(1)Each percentage is based on 17,961,699 shares of common stock issued and outstanding on March 31, 2022.
(2)Amount includes 46,383 shares over which Ms. Albertine shares voting and investment power with her spouse.
(3)Amount includes 18,750 shares held by his mother over which Mr. Granger shares voting and investment power.
(4)Amount includes 80,117 shares over which Mr. Harrison shares voting and investment power with his spouse and 34,358 shares held in Mr. Harrison’s spouse’s IRA account, for which account Mr. Harrison disclaims beneficial ownership.
(5)All of these shares are pledged as collateral for a loan.
(6)Amount includes 700 shares held by Mr. Tamburro’s spouse over which Mr. Tamburro shares voting and investment power with his spouse, 2,683 shares held jointly over which Mr. Tamburro shares voting and investment power with his spouse, 566 shares held in Mr. Tamburro’s spouse’s IRA account over which account Mr. Tamburro shares voting and investment power with his spouse, 488 shares held by Mr. Tamburro’s spouse as custodian for their children over which Mr. Tamburro shares voting and investment power with his spouse, 70 shares held by Mr. Tamburro’s spouse in trust for their children over which Mr. Tamburro shares voting and investment power with his spouse and 72 shares held by Mr. Tamburro as custodian for their child over which Mr. Tamburro shares voting and investment power with his spouse.
(7)Amount includes 29,002 shares over which Mr. Turner shares voting and investment power with his spouse and 6,012 shares held by JFT LLC, of which Mr. Turner is the sole member and owner.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2021 about the Company’s existing equity compensation plans pursuant to which equity securities are authorized for issuance, which includes the 2021 Incentive Stock Plan and certain plans assumed by the Company in connection with either the merger of Liberty Bell Bank with and into Delmarva or the Share Exchange between the Company and Virginia Partners.

Number of
securities remaining
	Number of		available for future
	securities to be		issuance under
	issued upon	Weighted-average	equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding securities
	options, warrants	options, warrants	reflected in column
Plan Category	and rights (a)	and rights (b)	(a) (c)
Equity compensation plans approved by security holders	—	$—	1,155,000
Equity compensation plans not approved by security holders	(1)	$(1)	(1)
Total	(1)	$(1)	1,155,000
(1)In connection with the merger of Liberty Bell Bank with and into Delmarva, the Company assumed the Liberty Bell Bank 2004 Incentive Stock Option Plan and the Liberty Bell Bank 2004 Non-Qualified Stock Option Plan (collectively, the “Liberty Plans”), and each option outstanding under the Liberty Plans was converted into an option to purchase shares of Company common stock. At December 31, 2021, there were 5,761 options to purchase shares of Company common stock outstanding in connection with the assumed Liberty Plans, with a weighted-average exercise price of $4.14 per share. In connection with the Share Exchange between the Company and Virginia Partners, the Company assumed the Virginia Partners 2008 Stock Option Plan and the Virginia Partners 2015 Incentive Stock Plan (collectively, the “Virginia Partners Plans”), and each option outstanding under the Virginia Partners Plans was converted into an option to purchase shares of Company common stock. At December 31, 2021, there were 128,147 options to purchase shares of Company common stock outstanding in connection with the assumed Virginia Partners Plans, with a weighted-average exercise price of $6.40 per share.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Delmarva and Virginia Partners have had, and expect to have in the future, banking transactions, including loans, in the ordinary course of business with some of the Company’s, Delmarva’s and Virginia Partners’ directors and executive officers and their associates. All of such transactions have been on substantially the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to insiders require approval by the respective bank’s Board, with any interested director not participating. Delmarva and Virginia Partners also apply the same standards to any other transaction with an insider. Additionally, loans to directors or their related parties must be approved by the respective bank’s Directors’ Loan Committee and are reported to the Company’s Board and Audit & Compliance Committee. Other related party transactions involving directors must be reviewed and approved by the Board or a designated committee.

The maximum aggregate amount of loans (including lines of credit) to officers, directors and affiliates of the Company during the years ended December 31, 2021 and December 31, 2020 amounted to $28.0 million and $25.9 million, respectively. This represents approximately 19.8% and 19.0% of the Company’s total shareholders’ equity at December 31, 2021 and 2020, respectively. The aggregate amount of such loans outstanding at December 31, 2021 and 2020 to individuals who were officers, directors or affiliates of the Company during the year was $22.0 million and $19.8 million, respectively. None of such loans was classified as past due, nonaccrual or troubled debt restructurings at December 31, 2021 or 2020. In the opinion of the Company’s Board, the terms of these loans are no less favorable to Delmarva or Virginia Partners than terms of the loans from Delmarva or Virginia Partners to unaffiliated parties. At the time each loan was made, management believed that these loans involved no more than the normal risk of collectability and did not present other unfavorable features.

Director Independence

As required under Nasdaq listing standards, a majority of the members of a listed company’s board must qualify as “independent,” as affirmatively determined by the board. Consistent with this consideration, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company and its senior management, the Company’s Board has affirmatively determined that each director, other than Mr. Breda and Mr. Harrison, is currently an “independent director” within the meaning of the applicable Nasdaq listing standards. During 2021, the Board determined that each director who served during 2021, other than Mr. Breda and Mr. Harrison, was an independent director. Each current director also served as a director during 2021. In determining that Mr. Clarke is an independent director, the Board considered Mr. Clarke’s consulting relationship with Virginia Partners and all other relevant information.

In reaching these conclusions, the Company’s Board found that none of the directors determined to be independent had a material or other disqualifying relationship with the Company. The Board was aware of and considered the loan and deposit relationships with directors and their related interests which Virginia Partners and Delmarva enter into in the ordinary course of business, which are disclosed under “Certain Relationships and Related Transactions, and Director Independence” described above as well as the employment and consulting arrangements described under “Director Compensation” and “Executive Compensation.”

Item 14. Principal Accountant Fees and Services

The following table presents the aggregate fees for the Company and its subsidiaries, for professional audit services rendered by Yount, Hyde and Barbour P.C. for 2021 and 2020 for the audit of the annual financial statements of the Company for the years ended December 31, 2021 and 2020, and fees billed for other services rendered by the firm during those periods. All services reflected in the following table for 2021 and 2020, including the fees and terms thereof, were pre-approved in accordance with the charter of the Audit & Compliance Committee of the Board.

Year Ended December 31,	2021	2020
Audit Fees (1)	$144,250	$125,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$144,250	$125,500
(1)	Audit fees consist of audit and review services, consents, and review of documents filed with the SEC.

Pre-Approval Policies and Procedures

Pursuant to the terms of its charter, the Audit & Compliance Committee is responsible for the appointment, compensation and oversight of the work performed by the Company’s independent registered public accounting firm. The Audit & Compliance Committee, or a designated member of the Audit & Compliance Committee, must pre-approve all audit (including audit-related) and non-audit services performed by the independent registered public accounting firm to ensure that the provisions of such services does not impair the independent registered public accounting firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)3.(b)  Exhibits:

The following exhibits filed or furnished with this annual report are shown on the Exhibit Index that precedes the signatures of this annual report, which index is incorporated herein by reference.

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

10.6*

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated as of December 13, 2018, among Lloyd B. Harrison, III, Partners Bancorp and Virginia Partners Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).

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

21++	Subsidiaries of the Registrant
23.1++	Consent of Yount Hyde & Barbour P.C.
31.1˄	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer
31.2˄	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer
32.1++	Section 1350 Statement of Principal Executive Officer

32.2++	Section 1350 Statement of Principal Financial Officer

101.INS++	Inline XBRL Instance Document
101.SCH++	Inline XBRL Taxonomy Extension Schema Document
101.CAL++	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF++	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB++	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE++	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104˄	The cover page from Partners Bancorp’s Annual Report on Form 10-K/A for the year ended December 31, 2021, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

+ The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Partners Bancorp agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

++ Filed as an exhibit to Partners Bancorps’s Annual Report on Form 10-K filed on March 29, 2022.

˄ Filed herewith.

*	Indicates management contract.

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

Name	Position	Date
/s/ Mona D. Albertine
Mona D. Albertine	Director	April 27, 2022
/s/ John W. Breda
John W. Breda	President & Chief Operating Officer, Director	April 27, 2022
/s/ Michael W. Clarke
Michael W. Clarke	Director	April 27, 2022
/s/ Mark L. Granger
Mark L. Granger	Director	April 27, 2022
/s/ Lloyd B. Harrison, III	Chief Executive Officer, Director
Lloyd B. Harrison, III	(Principal Executive Officer)	April 27, 2022
/s/ Kenneth R. Lehman
Kenneth R. Lehman	Director	April 27, 2022
/s/ Steven R. Mote
Steven R. Mote	Director	April 27, 2022
/s/ George P. Snead
George P. Snead	Vice Chairman of the Board of Directors	April 27, 2022
/s/ James A. Tamburro
James A. Tamburro	Director	April 27, 2022
/s/ Jeffrey F. Turner
Jeffrey F. Turner	Chairman of the Board of Directors	April 27, 2022
/s/ Robert C. Wheatley
Robert C. Wheatley	Director	April 27, 2022
/s/ J. Adam Sothen	Chief Financial Officer
J. Adam Sothen	(Principal Financial Officer)	April 27, 2022
/s/ Betsy J. Eicher	Chief Accounting Officer
Betsy J. Eicher	(Principal Accounting Officer)	April 27, 2022