Form 10-Q
period 2022-06-30
PARTNERS BANCORP
filed 2022-08-12
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-39285

Partners Bancorp

(Exact name of registrant as specified in its charter)

Maryland	52-1559535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2245 Northwood Drive, Salisbury, Maryland	21801
(Address of principal executive offices)	(Zip Code)

410-548-1100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	PTRS	Nasdaq Capital Market

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

As of August 12, 2022 there were 17,961,699 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
(Dollars in thousands, except per share amounts)	(Unaudited)	*
ASSETS
Cash and due from banks	$16,127	$12,887
Interest bearing deposits in other financial institutions	275,551	297,902
Federal funds sold	24,738	28,040
Cash and cash equivalents	316,416	338,829
Securities available for sale, at fair value	135,420	122,021
Loans held for sale	3,056	4,064
Loans, less allowance for credit losses of $14,059 at June 30, 2022 and $14,656 at December 31, 2021	1,155,407	1,102,539
Accrued interest receivable	4,086	4,313
Premises and equipment, less accumulated depreciation	15,647	16,175
Restricted stock	4,932	4,869
Operating lease right-of-use assets	5,531	6,009
Financing lease right-of-use assets	1,619	1,687
Other investments	4,929	5,065
Bank owned life insurance	18,479	18,254
Other real estate owned, net	—	837
Core deposit intangible, net	1,794	2,060
Goodwill	9,582	9,582
Other assets	13,330	8,675
Total assets	$1,690,228	$1,644,979
LIABILITIES
Deposits:
Non-interest bearing demand	$561,428	$493,913
Interest bearing demand	153,086	159,421
Savings and money market	453,916	410,286
Time	326,918	379,256
	1,495,348	1,442,876
Accrued interest payable on deposits	217	280
Long-term borrowings with the Federal Home Loan Bank	25,984	26,313
Subordinated notes payable, net	22,191	22,168
Other borrowings	995	755
Operating lease liabilities	5,928	6,372
Financing lease liabilities	2,066	2,125
Other liabilities	2,713	2,722
Total liabilities	1,555,442	1,503,611
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,961,699 as of June 30, 2022 and 17,941,604 as of December 31, 2021, including 18,669 nonvested shares as of June 30, 2022 and 28,000 nonvested shares as of December 31, 2021	$179	$179
Surplus	88,552	88,390
Retained earnings	55,695	51,305
Noncontrolling interest in consolidated subsidiaries	1,122	1,179
Accumulated other comprehensive (loss) income, net of tax	(10,762)	315
Total stockholders' equity	134,786	141,368
Total liabilities and stockholders' equity	$1,690,228	$1,644,979

* Derived from audited consolidated financial statements.

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME ON:
Loans, including fees	$13,209	$13,330	$26,103	$26,236
Investment securities:
Taxable	516	327	912	448
Tax-exempt	181	220	365	445
Federal funds sold	63	9	80	19
Other interest income	554	117	716	255
	14,523	14,003	28,176	27,403
INTEREST EXPENSE ON:
Deposits	1,126	1,736	2,369	3,595
Borrowings	508	554	1,013	1,160
	1,634	2,290	3,382	4,755
NET INTEREST INCOME	12,889	11,713	24,794	22,648
Provision for credit losses	319	858	384	2,598
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	12,570	10,855	24,410	20,050
OTHER INCOME:
Service charges on deposit accounts	249	182	472	351
Gain on sales and calls of investment securities	—	6	—	20
Mortgage banking income, net	427	940	718	2,109
Gains on disposal of other assets, net	—	1	—	1
Impairment (loss) on restricted stock	(1)	—	(1)	—
Other income	778	1,087	1,556	1,988
	1,453	2,216	2,745	4,469
OTHER EXPENSES:
Salaries and employee benefits	5,504	5,476	11,080	10,946
Premises and equipment	1,400	1,218	2,881	2,475
(Gains) losses and expenses on other real estate owned, net	(2)	152	(9)	148
Amortization of core deposit intangible	132	152	266	306
Merger related expenses	157	—	553	—
Other expenses	2,723	3,112	5,530	6,075
	9,914	10,110	20,301	19,950
INCOME BEFORE TAXES ON INCOME	4,109	2,961	6,854	4,569
Federal and state income taxes	926	674	1,622	1,007
NET INCOME	$3,183	$2,287	$5,232	$3,562
Net (income) loss attributable to noncontrolling interest	(4)	(124)	56	(309)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$3,179	$2,163	$5,288	$3,253

Earnings per common share
Basic earnings per share	$0.18	$0.12	$0.29	$0.18
Diluted earnings per share	$0.18	$0.12	$0.29	$0.18

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
NET INCOME	$3,183	$2,287	$5,232	$3,562
OTHER COMPREHENSIVE (LOSS) INCOME, NET OF TAX:
Unrealized holding losses on securities available for sale arising during the period	(6,783)	(637)	(14,442)	(1,536)
Deferred income tax effect	1,549	1,111	3,365	357
Other comprehensive (loss) income, net of tax	(5,234)	474	(11,077)	(1,179)

Reclassification adjustment for gains included in net income	—	(6)	—	(20)
Deferred income tax effect	—	10	—	5
Other comprehensive (loss) income, net of tax	—	4	—	(15)
TOTAL OTHER COMPREHENSIVE (LOSS) INCOME	(5,234)	478	(11,077)	(1,194)
COMPREHENSIVE (LOSS) INCOME	$(2,051)	$2,765	$(5,845)	$2,368
COMPREHENSIVE (INCOME) LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	(4)	(124)	56	(309)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$(2,055)	$2,641	$(5,789)	$2,059

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, March 31, 2021	$177	$86,996	$46,320	$1,531	$626	$135,650
Net income	—	—	2,163	124	—	2,287
Other comprehensive income, net of tax	—	—	—	—	478	478
						2,765
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Minority interest equity distribution	—	—	—	(650)	—	(650)
Stock-based compensation expense	—	25	—	—	—	25
Balances, June 30, 2021	$177	$87,021	$48,038	$1,005	$1,104	$137,345

Balances, March 31, 2022	$179	$88,529	$52,965	$1,118	$(5,528)	$137,263
Net income	—	—	3,179	4	—	3,183
Other comprehensive loss, net of tax	—	—	—	—	(5,234)	(5,234)
						(2,051)
Cash dividends, $0.025 per share	—	—	(449)	—	—	(449)
Stock-based compensation expense	—	23	—	—	—	23
Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,762)	$134,786

For the six months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	3,253	309	—	3,562
Other comprehensive loss, net of tax	—	—	—	—	(1,194)	(1,194)
						2,368
Cash dividends, $0.050 per share	—	—	(888)	—	—	(888)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(650)	—	(650)
Stock-based compensation expense	—	29	—	—	—	29
Balances, June 30, 2021	$177	$87,021	$48,038	$1,005	$1,104	$137,345

Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	5,288	(56)	—	5,232
Other comprehensive loss, net of tax	—	—	—	—	(11,077)	(11,077)
						(5,845)
Cash dividends, $0.050 per share	—	—	(898)	—	—	(898)
Minority interest equity distribution	—	—	—	(1)	—	(1)
Stock option exercises, net	—	115	—	—	—	115
Stock-based compensation expense	—	47	—	—	—	47
Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,762)	$134,786

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,288	$3,253
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	384	2,598
Depreciation	943	801
Amortization and accretion	250	647
Gain on sales and calls of investment securities	—	(20)
Net gains on sales of assets	—	(1)
Loss on equity securities	151	29
Gain on sale of loans held for sale, originated	(655)	(1,972)
Net (gains) losses on other real estate owned, including write‑downs	(5)	132
Increase in bank owned life insurance cash surrender value	(225)	(186)
Stock‑based compensation expense, net of employee tax obligation	47	29
Net accretion of certain acquisition related fair value adjustments	(175)	(495)
Impairment loss on restricted stock	1	—
Changes in assets and liabilities:
Loans held for sale	1,663	6,901
Accrued interest receivable	227	936
Other assets	(744)	(3,630)
Accrued interest payable on deposits	(63)	(75)
Other liabilities	(453)	2,224
Net cash provided by operating activities	6,634	11,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(35,206)	(37,540)
Purchases of other investments	(15)	(15)
Purchases of bank owned life insurance	—	(3,000)
Proceeds from maturities and paydowns of securities available for sale	7,138	21,689
Proceeds from sales of securities available for sale	—	19,664
Net increase in loans	(52,804)	(56,150)
Proceeds from sale of assets	—	174
Purchases of premises and equipment	(415)	(1,845)
Proceeds from the sales of foreclosed assets	842	288
(Purchase) redemption of restricted stocks	(64)	576
Net cash used by investing activities	(80,524)	(56,159)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	104,810	146,900
Cash received for the exercise of stock options	115	—
Decrease in time deposits, net	(52,343)	(7,279)
Decrease in borrowings, net	(91)	(47,636)
Net decrease in minority interest contributed capital	(57)	(341)
Decrease in finance lease liability	(59)	(58)
Cash paid for stock repurchases	—	(209)
Dividends paid	(898)	(888)
Net cash provided by financing activities	51,477	90,489
Net (decrease) increase in cash and cash equivalents	(22,413)	45,501
Cash and cash equivalents, beginning of period	338,829	282,611
Cash and cash equivalents, ending of period	$316,416	$328,112
Supplementary cash flow information:
Interest paid	$3,965	$5,498
Income taxes paid	1,461	1,400
Right of use assets and corresponding lease liabilities	—	2,211
Unrealized loss on securities available for sale	$(14,442)	$(1,556)

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware that operates primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia that operates in and around the greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia), the Greater Washington area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia) and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County). The Subsidiaries engage in general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and which is a real estate holding company; and FBW, LLC, of which Delmarva holds a 50% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC (“JMC”), of which Partners owns a 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. During the second quarter of 2022, Delmarva sold its 10% interest in West Nithsdale Enterprises, LLC, which was a real estate holding company. The sale of this interest resulted in a loss of approximately $2 thousand, which is included in “(Gains) losses and expenses on other real estate owned, net” under “Other Expenses” in the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2022 and December 31, 2021, the results of its operations for three months and six months and its cash flows for the six months ended June 30, 2022 and 2021 are in conformity with U.S. GAAP.

Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period.

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

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and costs, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Subsidiaries' policy to discontinue the accrual of interest when a loan is specifically determined to be impaired or when principal or interest is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Interest income generally is not recognized on specific impaired loans unless the likelihood of further loss is remote. Cash collections on such loans are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. As a general rule, a nonaccrual loan may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) when it otherwise becomes well secured and in the process of collection. Interest income on other nonaccrual loans is recognized only to the extent of interest payments received. The carrying value of impaired loans is based on the present value of the loan's expected future cash flows or, alternatively, the observable market price of the loan or the fair value of the collateral securing the loan.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considered several factors as an indicator that an acquired loan had evidence of deterioration in credit quality. These factors include; loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as nonaccrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

TDRs are designated as impaired loans because interest and principal payments will not be received in accordance with the original contract terms. TDRs that are performing and on accrual status as of the date of the modification remain on accrual status. TDRs that are nonperforming as of the date of modification generally remain as nonaccrual until the prospect of future payments in accordance with the modified loan agreement is reasonably assured, generally demonstrated when the borrower maintains compliance with the restructured terms for a predetermined period, normally at least six months. TDRs with temporary below-market concessions remain designated as a TDR and impaired regardless of the accrual or performance status until the loan is paid off. However, if the TDR has been modified in a subsequent restructure with market terms and the borrower is not currently experiencing financial difficulty, then the loan may be no longer designated as a TDR.

The COVID-19 pandemic has caused a significant disruption in economic activity worldwide, including in market areas served by the Company. Estimates for the allowance for credit losses at June 30, 2022 take into consideration the possibility of losses related to the COVID-19 pandemic. The Company expects that the COVID-19 pandemic will continue to have an effect on its results of operations. It is unknown how long these conditions will last and what the ultimate financial impact will be to the Company. Depending on the severity and duration of the economic consequences of the COVID-19 pandemic, the Company’s goodwill may become impaired.

The Company accommodated certain borrowers affected by the COVID-19 pandemic by granting short-term payment deferrals or periods of interest-only payments. As of June 30, 2022 and December 31, 2021, there were no loans that remained in deferral. Generally, a short-term payment deferral does not result in a loan modification being classified as a TDR. Additionally, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), enacted on March 27, 2020, and as subsequently supplemented, provided that certain loan modifications that were (1) related to the COVID-19 pandemic and (2) for loans that were not more than 30 days past due as of December 31, 2019 are not required to be designated as TDRs.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary JMC.

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first two quarters of 2022 or during 2021. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no indemnification reserve has been made as of June 30, 2022 or December 31, 2021 for possible repurchases. Management does not believe that a provision for early default or refinancing cost is necessary at June 30, 2022 or December 31, 2021.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at June 30, 2022 and December 31, 2021 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in other income. At June 30, 2022 there were no properties included in OREO and at December 31, 2021, there were two properties with a combined value of $837 thousand included in OREO. At December 31, 2021, there were no residential real estate properties included in OREO balances.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners, and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”). ASC 350, Intangibles-Goodwill and Other (“ASC 350”) prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions of Partners and Liberty are being amortized over their remaining useful life (See Note 13 – Goodwill and Intangible Assets for further information).

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment of goodwill was required for the six months ended June 30, 2022 or for the year ended December 31, 2021 based on management’s assessment.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,961,699 and 17,959,911 for the three and six months ended June 30, 2022, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 9 – Earnings Per Share for further information).

Note 2. Investment Securities

Investment securities available for sale are as follows:

	June 30, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,234	$—	$1,009	$9,225
Obligations of States and political subdivisions	29,133	38	1,964	27,207
Mortgage-backed securities	108,024	—	11,011	97,013
Subordinated debt investments	1,991	1	17	1,975
	$149,382	$39	$14,001	$135,420

	December 31, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	1,397	63	31,126
Mortgage-backed securities	83,213	279	1,089	82,403
Subordinated debt investments	1,990	51	—	2,041
	$121,542	$1,773	$1,294	$122,021

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2022 and December 31, 2021, are as follows:

	June 30, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$6,707	$523	$2,519	$486	$9,226	$1,009
Obligations of States and political subdivisions	13,835	1,830	376	134	14,211	1,964
Mortgage-backed securities	86,319	7,527	20,222	3,484	106,541	11,011
Subordinated debt investments	733	17	—	—	733	17
Total investment securities with unrealized losses	$107,594	$9,897	$23,117	$4,104	$130,711	$14,001

	December 31, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,289	$35	$2,397	$107	$3,686	$142
Obligations of States and political subdivisions	2,473	63	—	—	2,473	63
Mortgage-backed securities	59,236	744	11,349	345	70,585	1,089
Total investment securities with unrealized losses	$62,998	$842	$13,746	$452	$76,744	$1,294

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

At June 30, 2022, there were sixty mortgage-backed investment securities (“MBS”), eight agency investment securities, two subordinated debt investment securities and fifty-three municipal investment securities that have been in a continuous unrealized loss position for less than twelve months. At June 30, 2022, there were nine MBS investment securities, three agency investment securities and one municipal investment security that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these investment securities and believes that the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of June 30, 2022, management also believes it has the ability and intent to hold the investment securities for a period of time sufficient for a recovery of cost.

During the three and six months ended June 30, 2022, the Company did not sell any investment securities. During the six months ended June 30, 2021, the Company sold ten investment securities, resulting in a gain of $14 thousand. There were no sales of investment securities during the three months ended June 30, 2021. During the three months ended June 30, 2022, there were no investment securities that either matured or were called, and during the six months ended June 30, 2022, one investment security either matured or was called, resulting in no gain or loss for the period. During the three and six months ended June 30, 2021, four and seven investment securities either matured or were called, respectively, resulting in a gain of $6 thousand for both periods.

The Company has pledged certain investment securities as collateral for qualified customers’ deposit accounts at June 30, 2022 and December 31, 2021. The amortized cost and fair value of these pledged investment securities was $10.7 million and $9.5 million, respectively, at June 30, 2022. The amortized cost and fair value of these pledged investment securities was $11.1 million and $11.2 million, respectively, at December 31, 2021.

The Company realized a loss of $62 thousand and $151 thousand on equity securities during the three and six months ended June 30, 2022, respectively. The Company realized a gain of $5 thousand and a loss of $29 thousand on equity securities during the three and six month periods ended June 30, 2021, respectively. These gains and losses are included in “Other expenses” in the Consolidated Statements of Income.

Contractual maturities of investment securities at June 30, 2022 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of investment securities available for sale:

	June 30, 2022
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$2	$2
Due after one year through five years	5,977	5,962
Due after five years through ten years	47,406	45,320
Due after ten years or more	95,997	84,136
	$149,382	$135,420

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of June 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Originated Loans
Real Estate Mortgage
Construction and land development	$101,424	$107,478
Residential real estate	186,595	159,701
Nonresidential	587,798	513,873
Home equity loans	22,184	19,246
Commercial	107,576	109,470
Consumer and other loans	3,318	3,546
	1,008,895	913,314
Acquired Loans
Real Estate Mortgage
Construction and land development	$462	$505
Residential real estate	30,419	41,529
Nonresidential	102,990	128,344
Home equity loans	9,466	11,149
Commercial	16,459	21,438
Consumer and other loans	775	916
	160,571	203,881
Total Loans
Real Estate Mortgage
Construction and land development	$101,886	$107,983
Residential real estate	217,014	201,230
Nonresidential	690,788	642,217
Home equity loans	31,650	30,395
Commercial	124,035	130,908
Consumer and other loans	4,093	4,462
	1,169,466	1,117,195
Less: Allowance for credit losses	(14,059)	(14,656)
	$1,155,407	$1,102,539

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

Each of these segments are reviewed and analyzed quarterly using historical charge-off experience for their respective segments as well as the following qualitative factors:

●	Changes in the levels and trends in delinquencies, nonaccruals, classified assets and TDRs

●	Changes in the value of underlying collateral
●	Changes in the nature and volume of the portfolio
●	Effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices
●	Changes in the experience, depth and ability of management
●	Changes in the national and local economic conditions and developments, including the condition of various market segments
●	Changes in the concentration of credits within each pool
●	Changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors
●	Changes in external factors such as competition and the legal environment

The above factors result in a Financial Accounting Standards Board (“FASB”) ASC 450-10-20 calculated reserve for environmental factors.

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance for credit losses reflects management's estimate of loan losses inherent in the loan portfolio as of June 30, 2022 and December 31, 2021.

The following tables include impairment information relating to loans and the allowance for credit losses as of June 30, 2022 and December 31, 2021:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at June 30, 2022
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	—	731	361	—	45	—	—	1,137
Individually evaluated for impairment:
Balance in allowance	$—	$2	$659	$—	$280	$—	$—	$941
Related loan balance	598	1,656	4,775	53	397	—	—	7,479
Collectively evaluated for impairment:
Balance in allowance	$935	$1,867	$8,544	$234	$1,383	$31	$124	$13,118
Related loan balance	101,288	214,627	685,652	31,597	123,593	4,093	—	1,160,850

Note: The balances above include unamortized discounts on acquired loans of $1.9 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2021
Purchased credit impaired loans
Balance in allowance	$—	$9	$—	$—	$—	$—	$—	$9
Related loan balance	46	1,633	376	—	126	—	—	2,181
Individually evaluated for impairment:
Balance in allowance	$—	$3	$1,000	$—	$452	$—	$—	$1,455
Related loan balance	598	2,082	9,901	53	584	—	—	13,218
Collectively evaluated for impairment:
Balance in allowance	$1,143	$1,881	$8,239	$212	$1,433	$36	$248	$13,192
Related loan balance	107,339	197,515	631,940	30,342	130,198	4,462	—	1,101,796

Note: The balances above include unamortized discounts on acquired loans of $2.3 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2022 and the year ended December 31, 2021. Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	June 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,002	$1,907	$9,299	$231	$1,686	$32	$408	$14,565
Charge-offs	—	—	(756)	—	(97)	(14)	—	(867)
Recoveries	—	18	11	4	6	3	—	42
Provision/(recovery)	(67)	(56)	649	(1)	68	10	(284)	319
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Six Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(886)	(27)	(120)	(25)	—	(1,058)
Recoveries	—	39	16	6	11	5	—	77
Provision/(recovery)	(208)	(63)	834	43	(113)	15	(124)	384
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision/(recovery)	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

On March 27, 2020, the CARES Act was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00%, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Company received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The PPP loan funding program expired on May 31, 2021. The Company provided $95.1 million in funding to over 1,130 customers through the PPP, of which approximately $247 thousand and $8.2 million remained outstanding as of June 30, 2022 and December 31, 2021, respectively. Because these loans are 100% guaranteed by the SBA and did not undergo the Company’s typical underwriting process, they are not graded and do not have an associated allocation for credit losses at this time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at June 30, 2022 and December 31, 2021. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

Nonaccruals

In general, a loan will be placed on nonaccrual status at the end of the reporting month in which the interest or principal is past due more than 90 days. Exceptions to the policy are those loans that are in the process of collection and are well-secured. A well-secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.

A summary of loans by risk rating is as follows:

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
June 30, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$101,288	$215,232	$675,326	$31,553	$122,433	$3,640	$1,149,472
Marginal	—	413	12,637	—	1,175	453	14,678
Substandard	598	1,369	2,825	97	427	—	5,316
TOTAL	$101,886	$217,014	$690,788	$31,650	$124,035	$4,093	$1,169,466
Nonaccrual	$598	$987	$2,562	$—	$427	$—	$4,574

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
December 31, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$107,339	$199,037	$622,648	$30,159	$128,949	$3,960	$1,092,092
Marginal	46	507	12,819	183	1,364	502	15,421
Substandard	598	1,686	6,750	53	595	—	9,682
TOTAL	$107,983	$201,230	$642,217	$30,395	$130,908	$4,462	$1,117,195
Nonaccrual	$598	$1,293	$6,486	$—	$584	$—	$8,961

There was one loan modified under the terms of a TDR during the three and six months ended June 30, 2022. A summary of loans that were modified under the terms of a TDR during the three and six months ended June 30, 2022 and 2021 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended June 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48,303	$—	$—	$—	$—	$48,303
Post- modification recorded balance	—	48,263	—	—	—	—	48,263
Six months ended June 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48,303	$—	$—	$—	$—	$48,303
Post- modification recorded balance	—	48,263	—	—	—	—	48,263

Three months ended June 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$278	$—	$—	$—	$278
Post- modification recorded balance	—	—	272	—	—	—	272
Six months ended June 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$278	$—	$—	$—	$278
Post- modification recorded balance	—	—	272	—	—	—	272

During the six months ended June 30, 2022 and 2021, there were no loans modified as a TDR that subsequently defaulted during the periods ended June 30, 2022 and June 30, 2021 which had been modified as a TDR during the twelve months prior to default.

There were no loans secured by 1-4 family residential properties in the process of foreclosure at June 30, 2022. There were two loans secured by 1-4 family residential properties with aggregate balances of $345 thousand that were in the process of foreclosure at December 31, 2021.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of June 30, 2022 and December 31, 2021:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At June 30, 2022	Past Due*	Past Due **	Past Due***	Past Due	Balance****	Receivables	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$343	$598	$941	$100,945	$101,886	$—
Residential real estate	1,359	408	50	1,817	215,197	217,014	—
Nonresidential	2,962	—	316	3,278	687,510	690,788	—
Home equity loans	45	—	—	45	31,605	31,650	—
Commercial	27	31	—	58	123,977	124,035	—
Consumer and other loans	2	—	—	2	4,091	4,093	—
TOTAL	$4,395	$782	$964	$6,141	$1,163,325	$1,169,466	$—

* Includes $2.9 million of nonaccrual loans.

** Includes $31 thousand of nonaccrual loans.

*** Includes $964 thousand of nonaccrual loans.

**** Includes $710 thousand of nonaccrual loans.

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

*      Includes $55 thousand of nonaccrual loans.

**    Includes $4.0 million of nonaccrual loans.

***  Includes $5.0 million of nonaccrual loans.

Impaired Loans

Impaired loans are defined as nonaccrual loans, TDRs, purchased credit impaired loans (“PCI”) and loans risk rated substandard or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance estimate or a charge-off to the allowance for credit losses.

When the ultimate collectability of the total principal of an impaired loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an impaired loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

The following tables include the recorded investment and unpaid principal balances for impaired financing receivables, excluding PCI, with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest recognized during the time within the period that the impaired loans were impaired.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
June 30, 2022	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	144	144	4	2	145
Nonresidential	2,246	2,246	22	659	2,572
Home equity loans	—	—	—	—	—
Commercial	351	362	20	280	374
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$2,741	$2,752	$46	$941	$3,091
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$598	$598	$—	$—	$598
Residential real estate	1,512	1,512	15	—	1,533
Nonresidential	2,529	2,529	144	—	2,546
Home equity loans	53	53	1	—	53
Commercial	46	47	—	—	62
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$4,738	$4,739	$160	$—	$4,792
TOTAL	$7,479	$7,491	$206	$941	$7,883

Total impaired loans of $7.5 million at June 30, 2022 do not include PCI loan balances of $1.1 million, which are net of a remaining purchase discount of $405 thousand.

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

Total impaired loans of $13.2 million at December 31, 2021 do not include PCI loan balances of $2.2 million, which are net of a remaining purchase discount of $432 thousand. At December 31, 2021, there was $9 thousand in specific reserves related to PCI loans included in the allowance for credit losses.

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	June 30, 2022	December 31, 2021
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,541	$2,613
Carrying amount	1,137	2,181
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$160,938	$203,596
Carrying amount	159,434	201,700
Total acquired loans
Outstanding balance	$162,479	$206,209
Carrying amount	160,571	203,881

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20 for the six months ended June 30, 2022 and the year ended December 31, 2021:

Dollars in Thousands	June 30, 2022	December 31, 2021
Balance at beginning of period	$1,896	$3,361
Acquisitions	—	—
Accretion	(392)	(1,464)
Other changes, net	—	(1)
Balance at end of period	$1,504	$1,896

During the three and six months ended June 30, 2022, the Company recorded $19 thousand and $55 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and six months ended June 30, 2021, the Company recorded $6 thousand and $14 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.4 million at June 30, 2022 and December 31, 2021.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of June 30, 2022 and December 31, 2021.

Concentration of Risk:

The Company makes loans to customers located primarily within Anne Arundel, Charles, Calvert, St. Mary’s, Wicomico and Worcester Counties, Maryland, Sussex County, Delaware, Camden and Burlington Counties, New Jersey, the Greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia) and the Greater Washington D.C. area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia). A substantial portion of its loan portfolio consists of residential and commercial real estate mortgages. The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $421.8 million convertible advance credit facility from the FHLB. As of June 30, 2022, the Company had remaining credit availability of $395.8 million under this facility.

The following tables detail the advances the Company had outstanding with the FHLB at June 30, 2022 and December 31, 2021:

	June 30, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	321	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	863	1.99%	March 2026	Fixed, paid quarterly
Total advances	$25,984

	December 31, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	536	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	977	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,313

The Company did not have any short-term borrowings from the FHLB for the three or six months periods ended June 30, 2022 and 2021. Borrowings from the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The lendable collateral value outstanding on these pledged loans totaled approximately $192.2 million and $181.8 million at June 30, 2022 and December 31, 2021, respectively.

In addition to the FHLB credit facility, in October 2015, the Company entered into a subordinated loan agreement for an aggregate principal amount of $2.0 million, net of issuance costs. Interest-only payments were due quarterly at 6.710% per annum, and the outstanding principal balance would have matured in October 2025. During July 2021, the prepayment provisions in the subordinated debt agreement were exercised, and the principal balance and any remaining accrued interest of this subordinated debt were paid in full. In January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million, net of issuance costs, to fund the acquisition of Liberty. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028. In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $18.1 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures. The subordinated notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $643 thousand as of June 30, 2022, which was carried on the balance sheet net of a discount of $18 thousand. The loan was refinanced on

April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (4.500% at June 30, 2022). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on November 30, 2022. The balance outstanding at June 30, 2022 and December 31, 2021 was $370 thousand and $120 thousand, respectively. Interest expense on the warehouse lines of credit was $15 thousand and $29 thousand, respectively, during the three and six months ended June 30, 2022, and $23 thousand and $55 thousand, respectively, during the three and six month periods ended June 30, 2021.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPPLF. As of June 30, 2022, the Company did not have any outstanding advances under the PPPLF.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $117.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At June 30, 2022, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $4 thousand. At December 31, 2021, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $4 thousand and $5 thousand, respectively.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $3.5 million and $3.0 million, respectively, with the FRB to secure Discount Window borrowings at June 30, 2022. The combined amortized cost and fair value of these pledged investment securities available for sale were $3.7 million at December 31, 2021. At June 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities.

Maturities of debt are as follows (dollars in thousands):

2022	$5,687
2023	314
2024	20,008
2025	210
2026	39
Thereafter	22,912
$49,170

Note 5. Lease Commitments

The Company accounts for leases in accordance with Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASC 2016-02”). The Company leases nineteen locations for administrative and loan production offices and branch locations. Seventeen leases were classified as operating leases and two leases were classified as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

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

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	June 30, 2022	December 31, 2021
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$5,531	$6,009
Lease liability	5,928	6,372
Finance Lease Amounts
Right-of-use asset	$1,619	$1,687
Lease liability	2,066	2,125

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.63	7.99
Weighted average lease term - Finance Leases (Yrs.)	11.59	12.09
Weighted average discount rate - Operating Leases (1)	2.27%	2.24%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	June 30, 2022	June 30, 2021
Operating lease cost classified as premises and equipment	$286	$226
Finance lease cost classified as interest on borrowings	15	16
Six Months Ended
Operating lease cost classified as premises and equipment	$572	$439
Finance lease cost classified as interest on borrowings	30	31

Operating outgoing cash flows from operating leases	$514	$403
Operating outgoing cash flows from finance leases	$89	$89
(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at June 30, 2022, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$1,017
One to three years	1,543
Three to five years	1,076
Over 5 years	3,038
Total undiscounted cash flows	6,674
Less: Discount	(746)
Lease Liabilities	$5,928

Finance Leases:
One year or less	$182
One to three years	390
Three to five years	407
Over 5 years	1,468
Total undiscounted cash flows	2,447
Less: Discount	(381)
Lease Liabilities	$2,066

Note 6. Stock Option Plans

Liberty Bell Bank Stock Option Plans

In 2004, Liberty adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the “Liberty Plans”). In February 2014, the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with the Company in February 2018. In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Liberty common stock were convertible in the Merger, which was 0.2857 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger between the Company and Liberty in 2018 (the “Liberty Merger”) there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

A summary of stock option transactions with respect to such options for the six months ended June 30, 2022 is as follows:

	June 30, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	5,761	$4.14	1.23
Granted	—	—	—
Exercised	(1,028)	4.14	—
Forfeited	—	—	—
Outstanding at end of period	4,733	$4.14	0.74	$23,192

Options exercisable at June 30, 2022	4,733	$4.14

Virginia Partners Bank Stock Option Plan

In 2015 Partners adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted. The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years. Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years. Partners’ previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees. In April 2015, the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan. Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan. The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful. Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of the acquisition of Partners in 2019 through an exchange of shares in an all stock transaction (the “Share Exchange”), each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plans pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partners’ common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company’s common stock at a weighted average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners’ common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions with respect to such options for the six months ended June 30, 2022 is as follows:

	June 30, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	128,147	$6.40	3.18
Granted	—	—	—
Exercised	(19,067)	5.83	—
Forfeited	(4,294)	6.26	—
Outstanding at end of period	104,786	$6.51	3.08	$265,289

Options exercisable at June 30, 2022	104,786	$6.51

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on June 30, 2022.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the three and six months ended June 30, 2022 and 2021.

Note 7. Restricted Stock Plan

The Company had an employee and director restricted stock plan (the “Company Plan”) and reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Company Plan, pursuant to which employee and directors of the Company could acquire shares of common stock. The Company Plan was adopted by the Company’s Board of Directors in April 2014, and subject to the right of the Board of Directors to terminate the Company Plan at any time, terminated on June 30, 2018. The termination of the Company Plan, either at the scheduled termination date or before such date, did not affect any award issued prior to termination. During the years ended December 31, 2017 and 2018, the Company awarded 5,000 and 9,000 shares, respectively, to individual employees based on certain employment criteria. These shares vested over two or three years, based on the specific employment agreement. Each award from the plan is evidenced by an award agreement that specifies the vesting period of the restricted stock plan, the number of shares to which the award pertains, and such other provisions as the grantor determines.

As of June 30, 2022, there were no remaining non-vested restricted stock awards under the Company Plan.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted was equal to the underlying fair value of the stock. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan during the three or six months ended June 30, 2022. As a result of applying the provisions of ASC 718-10, during the six months ended June 30, 2021, the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the restricted stock awards under the Company Plan. No restricted stock-based compensation expense was recognized during the three months ended June 30, 2021.

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

As of June 30, 2022, there were 18,669 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of June 30, 2022 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2021	28,000	$8.99
Awarded in 2022	—	—
Vested in 2022	(9,331)	8.99
Nonvested Awards June 30, 2022	18,669	$8.99

As a result of applying the provisions of ASC 718-10, during the three and six months ended June 30, 2022, the Company recognized restricted stock-based compensation expense of $23 thousand, or $17 thousand net of tax, and $47 thousand, or $35 thousand net of tax, respectively, related to the restricted stock awards.  As a result of applying the provisions of ASC 718-10, during the three and six months ended June 30, 2021, the Company recognized restricted stock-based compensation expense of $25 thousand, or $18 thousand net of tax, and $29 thousand, or $21 thousand net of tax, respectively, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 21, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $181 thousand at June 30, 2022. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 1.9 years.

Note 9. Earnings Per Share

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

The following table presents basic and diluted EPS for the three and six months ended June 30, 2022 and 2021:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended June 30, 2022
Basic EPS	$3,179	17,962	$0.177
Effect of dilutive stock awards	—	32	—
Diluted EPS	$3,179	17,994	$0.177

For the six months ended June 30, 2022
Basic EPS	$5,288	17,960	$0.294
Effect of dilutive stock awards	—	73	—
Diluted EPS	$5,288	18,033	$0.293

For the three months ended June 30, 2021
Basic EPS	$2,163	17,748	$0.122
Effect of dilutive stock awards	—	45	—
Diluted EPS	$2,163	17,793	$0.122

For the six months ended June 30, 2021
Basic EPS	$3,253	17,741	$0.183
Effect of dilutive stock awards	—	37	—
Diluted EPS	$3,253	17,778	$0.183

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

On September 17, 2019 the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of June 30, 2022 that the Company’s subsidiaries met all capital adequacy requirements to which they are subject.

As of June 30, 2022, the most recent notification from the FDIC categorized the Company’s subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s subsidiaries’ categories.

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

The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for the Company’s subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 and December 31, 2021 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s subsidiaries’ capital amounts and ratios as of June 30, 2022 and December 31, 2021 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$92,935	12.7%	$76,997	10.5%	$73,331	10.0%
Virginia Partners Bank	57,918	11.1%	54,942	10.5%	52,325	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	83,754	11.4%	62,331	8.5%	58,665	8.0%
Virginia Partners Bank	54,014	10.3%	44,477	8.5%	41,860	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	83,754	11.4%	51,332	7.0%	47,665	6.5%
Virginia Partners Bank	54,014	10.3%	36,628	7.0%	34,011	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	83,754	8.3%	40,532	4.0%	50,665	5.0%
Virginia Partners Bank	54,014	8.1%	26,786	4.0%	33,483	5.0%

As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$91,928	12.9%	$74,963	10.5%	$71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier I Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years. At June 30, 2022 and December 31, 2021, approximately $13.9 million and $14.2 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval. Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years. At June 30, 2022 and December 31, 2021, approximately $17.0 million and $17.9 million, respectively, was available for payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at June 30, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$16,127	$16,127	$—	$—	$16,127
Interest bearing deposits	275,551	275,551	—	—	275,551
Federal funds sold	24,738	24,738	—	—	24,738
Securities:
Available for sale	135,420	—	135,420	—	135,420
Loans held for sale	3,056	—	3,056	—	3,056
Loans, net of allowance for credit losses	1,155,407	—	—	1,098,555	1,098,555
Accrued interest receivable	4,086	—	4,086	—	4,086
Restricted stock	4,932	—	4,932	—	4,932
Other investments	4,929	—	4,929	—	4,929
Bank owned life insurance	18,479	—	18,479	—	18,479
Financial liabilities:
Deposits	$1,495,348	$—	$1,168,430	$320,546	$1,488,976
Accrued interest payable on deposits	217	—	217	—	217
FHLB advances	25,984	—	25,354	—	25,354
Subordinated notes payable	22,191	—	27,334	—	27,334
Other borrowings	995	—	—	995	995

Dollars are in thousands		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$12,887	$12,887	$—	$—	$12,887
Interest bearing deposits	297,902	297,902	—	—	297,902
Federal funds sold	28,040	28,040	—	—	28,040
Securities:
Available for sale	122,021	—	122,021	—	122,021
Loans held for sale	4,064	—	4,064	—	4,064
Loans, net of allowance for credit losses	1,102,539	—	—	1,089,812	1,089,812
Accrued interest receivable	4,313	—	4,313	—	4,313
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,065	—	5,065	—	5,065
Bank owned life insurance	18,254	—	18,254	—	18,254
Other real estate owned	837	—	—	837	837
Financial liabilities:
Deposits	$1,442,876	$—	$1,063,619	$380,245	$1,443,864
Accrued interest payable on deposits	280	—	280	—	280
FHLB advances	26,313	—	27,007	—	27,007
Subordinated notes payable	22,168	—	30,091	—	30,091
Other borrowings	755	—	—	755	755

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

Note 12. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC Topic 820-10 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC Topic 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC Topic 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2022
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$9,225	$—	$9,225
Obligations of States and political subdivisions	—	27,207	—	27,207
Mortgage-backed securities	—	97,013	—	97,013
Subordinated debt investments	—	1,975	—	1,975
Total securities available for sale	$—	$135,420	$—	$135,420
December 31, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,451	$—	$6,451
Obligations of States and political subdivisions	—	31,126	—	31,126
Mortgage-backed securities	—	82,403	—	82,403
Subordinated debt investments	—	2,041	—	2,041
Total securities available for sale	$—	$122,021	$—	$122,021

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at June 30, 2022; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at June 30, 2022.

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

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of June 30, 2022 and December 31, 2021.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2022
Impaired loans	$—	$—	$1,587	$1,587
Total	$—	$—	$1,587	$1,587
December 31, 2021
Impaired loans	$—	$—	$4,653	$4,653
OREO	—	—	837	837
Total	$—	$—	$5,490	$5,490

The following tables present additional quantitative information about financial assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of June 30, 2022 and December 31, 2021:

June 30, 2022		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$1,587	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$1,587

December 31, 2021		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$4,653	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	837	Appraisals or Listing Price	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,490

Note 13. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of June 30, 2022 or December 31, 2021.

Goodwill: The Company acquired goodwill in the purchases of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the three and six month periods ended June 30, 2022 and the year ended December 31, 2021.

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

The following table provides changes for the six months ended June 30, 2022, and the year ended December 31, 2021:

	June 30,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$2,060	$2,660
Amortization	(266)	(600)
Balance at the end of the period	$1,794	$2,060

The following table provides the remaining amortization expense for the core deposit intangible over the years indicated below:

June 30,
Dollars in Thousands	2022
2022	$253
2023	467
2024	415
2025	246
2026	182
Thereafter	231
$1,794

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

The following table provides changes in the net deposit discount for the six months ended June 30, 2022 and the year ended December 31, 2021:

	June 30,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$(9)	$(23)
Accretion, net	5	14
Balance at the end of the period	$(4)	$(9)

The following table provides the remaining accretion for the net deposit discount over the years indicated below:

June 30,
Dollars in Thousands	2022
2022	$2
2023	2
$4

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	June 30,	June 30,
	2022	2021
Six Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$448	$811
Time deposits (2)	(5)	(8)
Core deposit intangible (3)	(266)	(306)
Note Payable (4)	(2)	(2)
Net impact to income before taxes	$175	$495

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expenses" section of "Non-interest Expense" in the Consolidated Statements of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

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

Note 15. Transaction with OceanFirst Financial Corporation

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OCFC and Coastal Merger Sub Corp., a Maryland corporation and a direct wholly owned subsidiary of OCFC (“Merger Sub”). Pursuant to the Merger Agreement, Merger Sub will be merged with and into the Company, whereby the separate corporate existence of Merger Sub will cease and the Company will be the surviving corporation as a wholly owned direct subsidiary of OCFC (the “First-Step Merger”). Immediately thereafter, the Company will be merged with and into OCFC, whereby the separate corporate existence of the Company will cease and OCFC will be the surviving corporation in the merger (the “Second-Step Merger”, and together with the First-Step Merger, the “Integrated Mergers”). Immediately following the consummation of the Integrated Mergers, Delmarva will be merged with and into OceanFirst Bank N.A., the wholly owned national banking association subsidiary of OCFC (“OceanFirst”), with OceanFirst as the surviving bank (the “Delmarva Merger”). Immediately following the consummation of the Delmarva Merger, Partners will be merged with and into OceanFirst, with OceanFirst as the surviving bank (the “Partners Merger”).

At the effective time of the First-Step Merger, each share of Company common stock that is issued and outstanding immediately prior to the effective time of the First-Step Merger, other than Exception Shares (as defined in the Merger Agreement), will be converted into the right to receive either (a) 0.4512 shares of common stock, par value $0.01 per share, of OCFC or (b) $10.00, in each case, at the election of the holder of the Company’s common stock, subject to (x) a maximum of forty percent (40%) of the shares of the Company’s common stock being convertible into cash and (y) the allocation and proration provisions of the Merger Agreement. At this time, OCFC has requested regulatory approvals; however, OCFC has not received a timeline for when the review process will be completed. The mergers remain subject to receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

Note 16. Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments” (“Topic 326”). The amendments in this ASU, among other things, require the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The FASB has issued multiple updates to ASU No. 2016-13 as codified in Topic 326, including ASUs 2019-04, 2019-05, 2019-10, 2019-11, 2020-02, and 2020-03. These ASU’s have provided for various minor technical corrections and improvements to the codification as well as other transition matters. Smaller reporting companies who file with the U.S. Securities and Exchange Commission (“SEC”) and all other entities who do not file with the SEC are required to apply the guidance for fiscal years, and interim periods within those years, beginning after December 15, 2022. The Company is currently evaluating the potential impact of ASU No. 2016-13 on our consolidated financial statements. We are currently working through our implementation plan which includes assessment and documentation of processes, internal controls and data sources; model development and documentation; and systems configuration, among other things. We are also in the process of working with our third-party vendor to assist us in the application of the ASU No. 2016-13.

The adoption of ASU No. 2016-13 could result in an increase in the allowance for credit losses as a result of changing from an “incurred loss” model, which encompasses allowances for current known and inherent losses within the portfolio, to an “expected loss” model, which encompasses allowances for losses expected to be incurred over the life of the portfolio. Furthermore, ASU No. 2016-13 will necessitate that we establish an allowance for expected credit losses for certain debt securities and other financial assets. While we are currently unable to reasonably estimate the impact of adopting ASU No. 2016-13, we expect that the impact of adoption will be significantly influenced by the composition, characteristics and quality of our loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date.

Effective November 25, 2019, the SEC adopted Staff Accounting Bulletin (“SAB”) 119. SAB 119 updated portions of SEC interpretative guidance to align with ASC Topic 326. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In August 2020, the FASB issued ASU No. 2020-06 “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” The ASU simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument and more convertible preferred stock as a single equity instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted EPS calculation in certain areas. In addition, the amendment updates the disclosure requirements for convertible instruments to increase the information transparency. For public business entities, excluding smaller reporting companies, the amendments in the ASU are effective for fiscal years beginning after December 15, 2021, and interim periods within those fiscal years. For all other entities, the standard will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements.

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

In October 2021, the FASB issued ASU No. 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). ASU 2021-08 requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2022. Entities should apply the amendments prospectively and early adoption is permitted. The Company does not expect the adoption of ASU 2021-08 to have a material impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-01, “Derivatives and Hedging (Topic 815), Fair Value Hedging—Portfolio Layer Method” (“ASU 2022-01”). ASU 2022-01 clarifies the guidance in Topic 815 on fair value hedge accounting of interest rate risk for portfolios of financial assets and is intended to better align hedge accounting with an organization’s risk management strategies. In 2017, FASB issued ASU 2017-12 to better align the economic results of risk management activities with hedge accounting. One of the major provisions of that standard was the addition of the last-of-layer hedging method. For a closed portfolio of fixed-rate prepayable financial assets or one or more beneficial interests secured by a portfolio of prepayable financial instruments, such as mortgages or mortgage-backed securities, the last-of-layer method allows an entity to hedge its exposure to fair value changes due to changes in interest rates for a portion of the portfolio that is not expected to be affected by prepayments, defaults, and other events affecting the timing and amount of cash flows. ASU 2022-01 renames that method the portfolio layer method. For public business entities, ASU 2022-01 is effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The Company does not expect the adoption of ASU 2022-01 to have a material impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

In June 2022, the FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  ASU 2022-03 is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company’s financial condition at June 30, 2022 to its financial condition at December 31, 2021 and the results of operations for the three and six months ended June 30, 2022 and 2021.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the other information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (this “Quarterly Report”).  Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding future interest rate environments and potential impacts on the Company’s net interest margin, future economic conditions, and the impacts of the COVID-19 pandemic, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the risk that the cost savings, any revenue synergies and other anticipated benefits of the proposed merger with OceanFirst Financial Corp. (“OceanFirst”) may not be realized or may take longer than anticipated to be realized, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the condition of the economy and competitive factors in areas where OceanFirst and the Company do business;
●	deposit attrition, operating costs, customer losses and other disruptions to the parties’ businesses as a result of the announcement and pendency of the proposed merger, and diversion of management’s attention from ongoing business operations and opportunities;
●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the merger agreement;
●	the risk that the integration of OceanFirst and the Company’s operations will be materially delayed or will be more costly or difficult than expected or that OceanFirst and the Company are otherwise unable to successfully integrate their businesses;
●	the outcome of any legal proceedings instituted against OceanFirst and/or the Company;
●	the failure to obtain, on a timely basis or at all, governmental approvals required to complete the merger (and the risk that such governmental approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	reputational risk and potential adverse reactions of OceanFirst and/or the Company’s customers, suppliers, employees or other business partners, including those resulting from the announcement or completion of the proposed merger;
●	the failure of any of the closing conditions in the merger agreement to be satisfied on a timely basis or at all;

●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs and the Company’s loan and securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflict between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market area;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Virginia Partners’ product offerings;
●	changes in accounting principles, policies and guidelines, and elections by the Company thereunder;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the distribution and efficacy of vaccines, the impact of loosening or tightening of government restrictions, the pace of recovery when the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	legislative or regulatory changes and requirements, including further legislative and regulatory changes related to the COVID-19 pandemic;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2021 Annual Report on Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to in this Quarterly Report. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made and the Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

As previously disclosed, on November 4, 2021, the Company and OceanFirst announced that they have entered into a definitive agreement and plan of merger pursuant to which the Company will merge into OceanFirst, with OceanFirst surviving, and following which Virginia Partners and Delmarva will each successively merge with and into OceanFirst Bank, N.A., with OceanFirst Bank surviving each bank merger.  At this time, OceanFirst has requested regulatory approvals; however, OceanFirst has not received a timeline for when the review process will be completed.  The mergers remain subject to receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

The ongoing COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries, and previously resulted in orders directing the closing or limited operation of certain businesses and restrictions on public gatherings. These events affected the Company’s operations during fiscal year 2021 and the first six months of 2022, and are expected to impact the Company’s financial results throughout the remainder of fiscal year 2022. The extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance will depend on future developments, including the duration and severity of the pandemic, the uncertainty regarding new variants of COVID-19 that have emerged, the speed and efficacy of vaccine and treatment developments, the impact on the Company’s customers, employees and vendors and the nature and effect of past and future federal and state governmental and private sector responses to the pandemic, all of which are uncertain and cannot be predicted.

In connection with the ongoing COVID-19 pandemic, both Delmarva and Virginia Partners continue to follow their pandemic response plans, which were enacted in February 2020. To date, management believes that the plans have been implemented successfully. As of June 30, 2022, both Delmarva and Virginia Partners branch operations were operating under normal lobby and drive-thru hours. In addition, the majority of Delmarva’s and Virginia Partners’ employees, with a few exceptions, have shifted from remote work to returning to the office on either a full-time or hybrid basis. Delmarva and Virginia Partners continue to take necessary precautions in order to protect their staffs, customers and their families as well as their communities, and to limit the ongoing impact of the COVID-19 pandemic.

Other national health concerns, including the outbreak of other contagious diseases or pandemics may adversely affect the Company in the future. Please refer to the “Provision for Credit Losses and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the consolidated financial statements accompanying this report. This management's discussion and analysis should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report, and the other statistical information included in this Quarterly Report.

Critical Accounting Estimates

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision for Credit Losses and Allowance for Credit Losses” and Note 1 – Nature of Business and Its Significant Accounting Policies and Note 3 – Loans, Allowance for Credit Losses and Impaired Loans of the unaudited consolidated financial statements included in this Quarterly Report.

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Virginia Partners in 2019, relates to the valuation of goodwill and intangible assets.  The Company accounted for the Liberty Merger and the Virginia Partners Share Exchange in accordance with ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Virginia Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Virginia Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Virginia Partners Share Exchange. This assessment was performed during the fourth quarter of 2021, and resulted in no impairment of goodwill.  Depending on the severity of the economic consequences of the COVID-19 pandemic and their impact on the Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.  Management considered the impact of the COVID-19 pandemic on goodwill and determined that a triggering event had not occurred as of June 30, 2022.  See Note 13 – Goodwill and Intangible Assets of the unaudited consolidated financial statements included in this Quarterly Report for more information related to goodwill and intangible assets.

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

Results of Operations

Net income attributable to the Company was $3.2 million, or $0.18 per basic and diluted share, for the three months ended June 30, 2022, a $1.0 million, or 47.0%, increase when compared to net income attributable to the Company of $2.2 million, or $0.12 per basic and diluted share, for the same period in 2021.  Net income attributable to the Company was $5.3 million, or $0.29 per basic and diluted share, for the six months ended June 30, 2022, a $2.0 million, or 62.6%, increase when compared to net income attributable to the Company of $3.3 million, or $0.18 per basic and diluted share, for the same period in 2021.

The Company’s results of operations for the three and six months ended June 30, 2022 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to lower rates paid on average interest-bearing deposit balances, a decrease in average borrowings balances, an increase in average loan balances, an increase in average cash and cash equivalents balances and yields earned, and an increase in average investment securities balances and yields earned, which were partially offset by lower loan yields earned, and an increase in average interest-bearing deposit balances. Net interest income was negatively impacted during the three and six months ended June 30, 2022 due to lower net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration;
●	A higher net interest margin (tax equivalent basis);

●	A significantly lower provision for credit losses due to the current economic environment and the milder impact of the COVID-19 pandemic compared to June 30, 2021; and
●	Recording gains on OREO as compared to losses for the same periods of 2021.

Negative Impacts:

●	Lower gains on sales and calls of investment securities;
●	Reduced operating results from Virginia Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market, including opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and Delmarva opening its twelfth full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021; and
●	Merger related expenses of $157 thousand and $553 thousand were incurred during the three and six months ended June 30, 2022, respectively, in connection with the Company’s pending merger with OceanFirst.

For the three months ended June 30, 2022, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.76%, 9.50% and 68.89%, respectively, as compared to 0.55%, 6.44% and 72.30%, respectively, for the same period in 2021.

For the six months ended June 30, 2022, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.64%, 7.82% and 73.45%, respectively, as compared to 0.42%, 4.87% and 73.30%, respectively, for the same period in 2021.

The increase in net income attributable to the Company for the three months ended June 30, 2022, as compared to the same period in 2021, was driven by an increase in net interest income, a lower provision for credit losses and lower other expenses, and was partially offset by a decrease in other income and higher federal and state income taxes.

The increase in net income attributable to the Company for the six months ended June 30, 2022, as compared to the same period in 2021, was driven by an increase in net interest income and a lower provision for credit losses, and was partially offset by a decrease in other income, higher other expenses, and higher federal and state income taxes.

Financial Condition

Total assets as of June 30, 2022 were $1.69 billion, an increase of $45.3 million, or 2.8%, from December 31, 2021.  Key drivers of this change were increases in investment securities available for sale, at fair value, and total loans held for investment, which were partially offset by a decrease in cash and cash equivalents.  Changes in key balance sheet components as of June 30, 2022 compared to December 31, 2021 were as follows:

●	Interest bearing deposits in other financial institutions as of June 30, 2022 were $275.6 million, a decrease of $22.4 million, or 7.5%, from December 31, 2021. Key drivers of this change were an increase in investment securities available for sale, at fair value, which was partially offset by total deposit growth outpacing total loan growth and the Company repositioning its excess liquidity in order to earn higher amounts of interest income;
●	Federal funds sold as of June 30, 2022 were $24.7 million, a decrease of $3.3 million, or 11.8%, from December 31, 2021. Key drivers of this change were the aforementioned items noted in the analysis of interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of June 30, 2022 were $135.4 million, an increase of $13.4 million, or 11.0%, from December 31, 2021. Key drivers of this change were management of the investment securities portfolio in light of the Company’s liquidity needs, which were partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $1.9 million as of June 30, 2022 were $1.17 billion, an increase of $52.3 million, or 4.7%, from December 31, 2021. The key driver of this change was an increase in organic growth, including growth of approximately $30.5 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $7.9 million under round two of the PPP. As of June 30, 2022, approximately $247 thousand in loans under round two of the PPP were still outstanding;
●	Total deposits as of June 30, 2022 were $1.50 billion, an increase of $52.5 million, or 3.6%, from December 31, 2021. Key drivers of this change were organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, and customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty and volatility in stock and other investment markets;
●	Total borrowings as of June 30, 2022 were $49.2 million, a decrease of $67 thousand, or 0.1%, from December 31, 2021. Key drivers of this change were a decrease in long-term borrowings with the FHLB resulting from scheduled principal curtailments, which was partially offset by an increase in Virginia Partners’ majority owned subsidiary JMC’s warehouse line of credit with another financial institution; and
●	Total stockholders’ equity as of June 30, 2022 was $134.8 million, a decrease of $6.6 million, or 4.7%, from December 31, 2021. Key drivers of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the six months ended June 30, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

Delmarva's Tier 1 leverage capital ratio was 8.3% at June 30, 2022 as compared to 8.1% at December 31, 2021.  At June 30, 2022, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.4% and 12.7%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2021.

Virginia Partners’ Tier 1 leverage capital ratio was 8.1% at June 30, 2022 as compared to 8.5% at December 31, 2021.  At June 30, 2022, Virginia Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.3% and 11.1%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.3% and 12.0%, respectively, at December 31, 2021.

As of June 30, 2022, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At June 30, 2022, nonperforming assets totaled $4.6 million, a decrease from December 31, 2021 balances of $9.8 million. The primary drivers of this decrease were decreases in nonaccrual loans and OREO, net.  Nonaccrual loans totaled approximately $4.6 million at June 30, 2022, as compared to $9.0 million at December 31, 2021.  Loans past due 90 days or more and still accruing interest totaled $0 at June 30, 2022 and December 31, 2021, respectively.  OREO, net as of June 30, 2022 totaled $0, as compared to $837 thousand at December 31, 2021.  Nonperforming loans as a percentage of total assets was 0.27% at June 30, 2022, as compared to 0.54% at December 31, 2021.  Nonperforming assets to total assets as of June 30, 2022 was 0.27%, as compared to 0.60% at December 31, 2021.  Loans classified as TDRs totaled $5.8 million at June 30, 2022, as compared to $7.9 million at December 31, 2021, representing a decrease of $2.1 million during the first six months of 2022.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during the second quarter of 2022, one loan relationship that was classified as a TDR was partially charged-off, reducing the balance by approximately $640 thousand, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Net charge-offs were $825 thousand, or 0.29% of average total loans (annualized), for the three months ended June 30, 2022, as compared to $300 thousand, or 0.11% of average total loans (annualized), for the same period of 2021.  Net charge-offs were $981 thousand, or 0.17% of average total loans (annualized), for the six months ended June 30, 2022, as compared to $491 thousand, or 0.09% of average total loans (annualized), for the same period of 2021.  The allowance for credit losses to total loans ratio was 1.20% at June 30, 2022, as compared to 1.31% at December 31, 2021.  In addition to the allowance for credit losses, as of June 30, 2022 and December 31, 2021, the Company had $1.9 million and $2.3 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months	Six Months
	Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
	2022	2022	2021
Yield on earning assets (annualized)	3.56%	3.50%	3.60%
Return on average assets (annualized)	0.76%	0.64%	0.46%
Return on average equity (annualized)	9.51%	7.82%	5.43%
Average equity to average assets	7.94%	8.14%	8.52%

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

Net income attributable to the Company was $3.2 million and $5.3 million for the three and six months ended June 30, 2022, respectively, as compared to net income attributable to the Company of $2.2 million and $3.3 million, respectively, for the same periods of 2021.

The following is a summary of the results of operations by the Company for the three and six months ended June 30, 2022 and 2021.

Summary of Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Dollars in Thousands)
Net interest income	$12,889	$11,713	$24,794	$22,648
Provision for credit losses	319	858	384	2,598
Provision for income taxes	926	674	1,622	1,007
Noninterest income	1,453	2,216	2,745	4,469
Noninterest expense	9,914	10,110	20,301	19,950
Total income	15,976	16,219	30,921	31,872
Total expenses	12,793	13,932	25,689	28,310
Net income	3,183	2,287	5,232	3,562
Net income attributable to Partners Bancorp	3,179	2,163	5,288	3,253
Basic earnings per share	0.177	0.122	0.294	0.183
Diluted earnings per share	0.177	0.122	0.293	0.183

Interest Income and Expense – Three Months Ended June 30, 2022 and 2021

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

Net interest income in the second quarter of 2022 increased by $1.2 million, or 10.0%, when compared to the second quarter of 2021. The Company’s net interest margin (tax equivalent basis) increased to 3.16%, representing an increase of 7 basis points for the three months ended June 30, 2022 as compared to the same period in 2021. The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of loans, higher average balances of and yields earned on average investment securities, higher average balances of and yields earned on interest bearing deposits in other financial institutions, higher yields earned on average federal funds sold, and lower rates paid on average interest-bearing liabilities, which were partially offset by a decrease in the yields earned on average loans, due primarily to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, lower average balances of federal funds sold, and higher average balances of interest-bearing liabilities. Total interest income increased by $519 thousand, or 3.7%, for the three months ended June 30, 2022, while total interest expense decreased by $656 thousand, or 28.7%, both as compared to the same period in 2021.

The most significant factors impacting net interest income during the three month period ended June 30, 2022 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, which was partially offset by the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the low interest rate environment;
●	Increase in average interest bearing deposits in other financial institutions, partially offset by a decrease in average federal funds sold, primarily due to deposit growth outpacing loan growth, and higher yields on each due to higher interest rates over the comparable periods;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average interest bearing demand, money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.

Negative Impacts:

●	Lower loan yields, primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP.

Loans

Average loan balances increased by $69.0 million, or 6.3%, and average yields earned decreased by 0.34% to 4.59% for the three months ended June 30, 2022, as compared to the same period in 2021.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $56.9 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continued to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession.  The decrease in average yields earned was primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations.  Total average loans were 70.3% of total average interest-earning assets for the three months ended June 30, 2022, compared to 70.9% for the three months ended June 30, 2021.

Investment securities

Average total investment securities balances increased by $15.0 million, or 11.4%, and average yields earned increased by 0.16% to 2.20% for the three months ended June 30, 2022, as compared to the same period in 2021. The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the low interest rate environment. During the second quarter of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned. Total average investment securities were 8.9% of total average interest-earning assets for the three months ended June 30, 2022, compared to 8.6% for the three months ended June 30, 2021.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $19.8 million, or 2.2%, and average rates paid decreased by 0.28% to 0.49% for the three months ended June 30, 2022, as compared to the same period in 2021, primarily due to organic deposit growth, including average growth of approximately $21.2 million in interest-bearing deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on interest bearing demand, money market and time deposits.

Borrowings

Average total borrowings decreased by $4.6 million, or 8.6%, and average rates paid were unchanged at 4.02% for the three months ended June 30, 2022, as compared to the same period in 2021. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.

Interest Income and Expense – Six Months Ended June 30, 2022 and 2021

Net interest income and net interest margin

Net interest income during the first six months of 2022 increased by $2.1 million, or 9.5%, when compared to the first six months of 2021.  The Company’s net interest margin (tax equivalent basis) increased to 3.08%, representing an increase of 2 basis points for the six months ended June 30, 2022 as compared to the same period in 2021.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of loans, higher average balances of and yields earned on average investment securities, higher average balances of and yields earned on average interest bearing deposits in other financial institutions, higher yields earned on average federal funds sold, and lower rates paid on average interest-bearing liabilities, which were partially offset by a decrease in the yields earned on average loans, due primarily to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, lower average balances of federal funds sold, and higher average balances of interest-bearing liabilities.  Total interest income increased by $774 thousand, or 2.8%, for the six months ended June 30, 2022, while total interest expense decreased by $1.4 million, or 28.9%, both as compared to the same period in 2021.

The most significant factors impacting net interest income during the six months ended June 30, 2022 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, which was partially offset by the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the low interest rate environment;
●	Increase in average interest bearing deposits in other financial institutions, partially offset by a decrease in average federal funds sold, primarily due to deposit growth outpacing loan growth, and higher yields on each due to higher interest rates over the comparable periods;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to lower rates paid on average interest bearing demand, money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, and offset by higher rates paid. The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, both of which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Negative Impacts:

●	Lower loan yields, primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP.

Loans

Average loan balances increased by $70.8 million, or 6.6%, and average yields earned decreased by 0.33% to 4.60% for the six months ended June 30, 2022, as compared to the same period in 2021.  The increase in average loan balances was primarily due to organic loan growth, including average growth of approximately $54.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  Organic loan growth continued to be negatively impacted by higher pay-offs and tempered loan demand due to the uncertainty surrounding the COVID-19 pandemic as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession.  The decrease in average yields earned was primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, pay-offs of higher yielding fixed rate loans, repricing of variable rate loans, and lower average yields on new loan originations.  Total average loans were 70.3% of total average interest-earning assets for the six months ended June 30, 2022, compared to 71.5% for the six months ended June 30, 2021.

Investment securities

Average total investment securities balances increased by $10.1 million, or 7.8%, and average yields earned increased by 0.35% to 2.14% for the six months ended June 30, 2022, as compared to the same period in 2021.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the low interest rate environment.  During the first six months of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.6% of total average interest-earning assets for the six months ended June 30, 2022, compared to 8.7% for the six months ended June 30, 2021.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $42.1 million, or 4.7%, and average rates paid decreased by 0.31% to 0.51% for the six months ended June 30, 2022, as compared to the same period in 2021, primarily due to organic deposit growth, including average growth of approximately $24.6 million in interest-bearing deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on interest bearing demand, money market and time deposits.

Borrowings

Average total borrowings decreased by $18.6 million, or 27.4%, and average rates paid increased by 0.67% to 4.03% for the six months ended June 30, 2022, as compared to the same period in 2021. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021. The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC raised Federal Funds target rates by 50 basis points in May 2022, 75 basis points in June 2022 and 75 basis points in July 2022. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC currently projects an aggressive path of rate increases, with rate increases targeted at each of the remaining three FOMC meetings in 2022. The FOMC’s current Federal Funds target rate range is 2.25% to 2.50%. As a result, long-term interest rates have increased. The Company anticipates that the current and projected interest rate environment will lead to an expanded net interest margin for the Company. In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	June 30, 2022			June 30, 2021
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$16,671	$—	—%	$17,278	$—	—%
Interest Bearing Deposits From Banks	287,106	493	0.69%	247,501	54	0.09%
Taxable Securities (1)	117,425	577	1.97%	96,818	390	1.62%
Tax-exempt Securities (2)	29,169	229	3.15%	34,820	278	3.21%
Total Investment Securities (1) (2)	146,594	806	2.21%	131,638	668	2.04%
Federal Funds Sold	37,276	63	0.68%	49,724	9	0.07%
Loans: (3)
Commercial and Industrial (4)	137,680	1,768	5.15%	167,187	2,616	6.29%
Real Estate (4)	996,871	11,211	4.51%	893,890	10,508	4.73%
Consumer (4)	2,348	31	5.30%	3,157	45	5.73%
Keyline Equity (4)	17,406	180	4.15%	15,997	144	3.62%
Visa Credit Card	—	—	—%	(1)	—	—%
State and Political	894	11	4.94%	797	10	5.05%
Keyline Credit	125	8	25.67%	124	6	19.46%
Other Loans	246	2	3.26%	5,444	3	0.22%
Total Loans (2)	1,155,570	13,211	4.59%	1,086,595	13,332	4.93%
Allowance For Credit Losses	14,422			15,022
Unamortized Discounts on Acquired Loans	1,971			3,472
Total Loans, Net	1,139,177			1,068,101
Other Assets	61,876			69,908
Total Assets/Interest Income	$1,688,700	$14,573		$1,584,150	$14,063

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$571,638	$—	—%	$481,886	$—	—%
Interest Bearing Demand	133,772	70	0.21%	124,341	112	0.36%
Money Market Accounts	297,640	109	0.15%	231,953	169	0.29%
Savings Accounts	148,758	53	0.14%	124,559	47	0.15%
All Time Deposits	342,259	894	1.05%	421,754	1,408	1.34%
Total Interest Bearing Deposits	922,429	1,126	0.49%	902,607	1,736	0.77%
Total Deposits	1,494,067	—		1,384,493	—
Borrowings	26,317	125	1.91%	28,969	148	2.05%
Notes Payable	22,812	368	6.47%	24,768	390	6.33%
Lease Liability	2,084	15	2.89%	2,203	16	2.92%
Other Liabilities	9,274	—		8,888	—
Stockholder's Equity	134,146	—		134,829	—
Total Liabilities & Equity/Interest Expense	$1,688,700	$1,634		$1,584,150	$2,290

Earning Assets/Interest Income (2)	$1,643,217	$14,573	3.56%	$1,532,736	$14,063	3.69%
Interest Bearing Liabilities/Interest Expense	$973,642	$1,634	0.67%	$958,547	$2,290	0.96%
Net interest income		$12,939			$11,773

Net Yield on Interest Earning Assets			3.16%			3.08%
Earning Assets/Interest Expense			0.40%			0.60%
Net Interest Spread (2)			2.88%			2.73%
Net Interest Margin (2)			3.16%			3.09%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $48 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the three months ended June 30, 2022 and $58 thousand and $2 thousand, respectively, for the three months ended June 30, 2021.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

	Six Months Ended			Six Months Ended
	June 30, 2022			June 30, 2021
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$16,474	$—	—%	$16,189	$—	—%
Interest Bearing Deposits From Banks	278,577	597	0.43%	229,529	105	0.09%
Taxable Securities (1)	111,207	1,031	1.87%	95,423	598	1.26%
Tax‑exempt Securities (2)	29,391	462	3.17%	35,042	553	3.18%
Total Investment Securities (1) (2)	140,598	1,493	2.14%	130,465	1,151	1.78%
Federal Funds Sold	47,412	80	0.34%	50,991	19	0.08%
Loans: (3)
Commercial and Industrial (4)	136,306	3,409	5.04%	170,824	5,017	5.92%
Real Estate (4)	986,889	22,252	4.55%	877,147	20,783	4.78%
Consumer (4)	2,519	67	5.36%	3,369	98	5.87%
Keyline Equity (4)	17,627	340	3.89%	16,318	294	3.63%
Visa Credit Card	—	—	—%	96	2	4.20%
State and Political	908	22	4.89%	640	18	5.67%
Keyline Credit	125	15	24.20%	130	18	27.92%
Other Loans	722	3	0.84%	5,750	10	0.35%
Total Loans (2)	1,145,096	26,108	4.60%	1,074,274	26,240	4.93%
Allowance For Credit Losses	14,553			14,498
Unamortized Discounts on Acquired Loans	2,103			3,672
Total Loans, Net	1,128,440			1,056,104
Other Assets	64,838			71,421
Total Assets/Interest Income	$1,676,339	$28,278		$1,554,699	$27,515

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$551,311	$—	—%	$455,468	$—	—%
Interest Bearing Demand	136,530	148	0.22%	117,537	209	0.36%
Money Market Accounts	291,390	233	0.16%	223,894	359	0.32%
Savings Accounts	146,019	104	0.14%	121,016	95	0.16%
All Time Deposits	354,185	1,884	1.07%	423,593	2,932	1.40%
Total Interest Bearing Deposits	928,124	2,369	0.51%	886,040	3,595	0.82%
Total Deposits	1,479,435	—		1,341,508	—
Borrowings	26,347	249	1.91%	42,984	350	1.64%
Notes Payable	22,809	734	6.49%	24,764	779	6.34%
Lease Liability	2,099	30	2.88%	2,218	31	2.82%
Other Liabilities	9,244	—		8,392	—
Stockholder's Equity	136,405	—		134,833	—
Total Liabilities & Equity/Interest Expense	$1,676,339	$3,382		$1,554,699	$4,755

Earning Assets/Interest Income (2)	$1,628,157	$28,278	3.50%	$1,501,448	$27,515	3.70%
Interest Bearing Liabilities/Interest Expense	$979,379	$3,382	0.70%	$956,006	$4,755	1.00%
Net interest income		$24,896			$22,760

Net Yield on Interest Earning Assets			3.08%			3.06%
Earning Assets/Interest Expense			0.42%			0.64%
Net Interest Spread (2)			2.81%			2.69%
Net Interest Margin (2)			3.08%			3.06%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $97 thousand and $5 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the six months ended June 30, 2022 and $108 thousand and $4 thousand, respectively, for the six months ended June 30, 2021.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

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

Rate and Volume Analysis

Three Months Ended June 30, 2022 Versus June 30, 2021

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$846	$(967)	$(121)
Investment securities
Taxable	83	104	187
Exempt from Federal income tax	(45)	(4)	(49)
Federal funds sold	(2)	56	54
Other interest income	9	430	439
Total interest income	891	(381)	510
Interest Bearing Liabilities
Interest bearing deposits	38	(648)	(610)
Notes payable and leases	(31)	8	(23)
Funds purchased	(14)	(9)	(23)
Total Interest Expense	(7)	(649)	(656)
Net Interest Income	$898	$268	$1,166

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Six Months Ended June 30, 2022 Versus June 30, 2021

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$1,730	$(1,862)	$(132)
Investment securities
Taxable	99	334	433
Exempt from Federal income tax	(89)	(2)	(91)
Federal funds sold	(1)	62	61
Other interest income	22	470	492
Total interest income	1,761	(998)	763
Interest Bearing Liabilities
Interest bearing deposits	170	(1,396)	(1,226)
Notes payable and leases	(62)	16	(46)
Funds purchased	(136)	35	(101)
Total Interest Expense	(28)	(1,345)	(1,373)
Net Interest Income	$1,789	$347	$2,136

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At June 30, 2022 and December 31, 2021, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 26.6% and 27.0% at June 30, 2022 and December 31, 2021, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At June 30, 2022, the Company’s allowance for credit losses was $14.1 million, or 1.20% of total outstanding loans. At December 31, 2021, the Company's allowance for credit losses was $14.7 million, or 1.31% of total outstanding loans. The Company’s provision for credit losses in the second quarter of 2022 was $319 thousand, a decrease of $539 thousand, or 62.8%, when compared to the provision for credit losses of $858 thousand in the second quarter of 2021. The decrease in the provision for credit losses during the three months ended June 30, 2022, as compared to the same period of 2021, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment, which was partially offset by higher net charge-offs, loans acquired in the Virginia Partners’ acquisition that have converted from acquired to originated status, and organic loan growth. The Company’s provision for credit losses during the first six months of 2022 was $384 thousand, a decrease of $2.2 million, or 85.2%, when compared to the provision for credit losses of $2.6 million during the first six months of 2021. The decrease in the provision for credit losses during the six months ended June 30, 2022, as compared to the same period of 2021, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic, the uncertainty in the economic environment, and the reversal of a specific reserve on one loan relationship due to a large principal curtailment and improved performance, which were partially offset by higher net charge-offs, loans acquired in the Virginia Partners’ acquisition that have converted from acquired to originated status, and organic loan growth.

The provision for credit losses during the three and six months ended June 30, 2022, as well as the allowance for credit losses as of June 30, 2022, represents management’s best estimate of the impact of the COVID-19 pandemic as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of June 30, 2022, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic or current macroeconomic factors. In addition, as of June 30, 2022, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.

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

The following tables illustrate the Company’s past due and nonaccrual loans at June 30, 2022 and December 31, 2021:

Past Due and Nonaccrual Loans

At June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	30 - 89 Days	Greater than 90 Days	Total
June 30, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$343	$598	$941	$598
Residential real estate	1,767	50	1,817	987
Nonresidential	2,962	316	3,278	2,562
Home equity loans	45	—	45	—
Commercial	58	—	58	427
Consumer and other loans	2	—	2	—
TOTAL	$5,177	$964	$6,141	$4,574

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$598	$598	$598
Residential real estate	903	361	1,264	1,293
Nonresidential	—	2,915	2,915	6,486
Home equity loans	160	—	160	—
Commercial	46	77	123	584
Consumer and other loans	15	—	15	—
TOTAL	$1,124	$3,951	$5,075	$8,961

Total nonaccrual loans at June 30, 2022 were $4.6 million, which reflects a decrease of approximately $4.4 million from $9.0 million at December 31, 2021. Management believes the relationships on nonaccrual were adequately reserved at June 30, 2022.  TDRs not past due more than 90 days or on nonaccrual at June 30, 2022 amounted to $2.6 million, as compared to $3.9 million at December 31, 2021.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off, which were partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a performing TDR during the second quarter of 2022.  Total TDRs decreased $2.1 million to $5.8 million at June 30, 2022, compared to $7.9 million at December 31, 2021.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during the second quarter of 2022, one loan relationship that was classified as a TDR was partially charged-off, reducing the balance by approximately $640 thousand, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at June 30, 2022 was $4.6 million compared to $9.8 million at December 31, 2021. The Company's ratio of nonperforming assets to total assets was 0.27% at June 30, 2022 compared to 0.60% at December 31, 2021. As noted above, there was a decrease in nonaccrual loans during the six months ended June 30, 2022. Loans past due 90 days or more and accruing were $0 as of June 30, 2022 and December 31, 2021, respectively. OREO, net decreased during the six months ended June 30, 2022 by $837 thousand from December 31, 2021. There were two properties with aggregate values of $837 thousand that were sold at a gain of $7 thousand during the first quarter of 2022.

It is likely that the COVID-19 pandemic and the economic disruption related to it as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession will continue to negatively impact the Company’s financial position and results of operations throughout the remainder of fiscal year 2022.

The following tables provide additional information on the Company’s nonperforming assets at June 30, 2022 and December 31, 2021.

Nonperforming Assets

At June 30, 2022 and December 31, 2021

(Dollars in thousands)

	June 30,	December 31,
	2022	2021
Nonperforming assets:
Nonaccrual loans	$4,574	$8,961
Loans past due 90 days or more and accruing	—	—
Total nonperforming loans (NPLs)	$4,574	$8,961
Other real estate owned (OREO)	—	837
Total nonperforming assets (NPAs)	$4,574	$9,798
Performing TDR's and TDR's 30-89 days past due	$2,592	$3,922
NPLs/Total Assets	0.27%	0.54%
NPAs/Total Assets	0.27%	0.60%
NPAs and TDRs/Total Assets	0.42%	0.83%
Allowance for credit losses/Nonaccrual Loans	307.37%	163.55%
Allowance for credit losses/NPLs	307.37%	163.55%
Nonaccrual loans to total loans outstanding	0.39%	0.81%

Nonperforming Loans by Type

At June 30, 2022 and December 31, 2021

(Dollars in thousands)

	June 30,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$598	$598
Residential real estate	987	1,293
Nonresidential	2,562	6,486
Home equity loans	—	—
Commercial	427	584
Consumer and other loans	—	—
Total	$4,574	$8,961

The following tables provide data related to loan balances and the allowance for credit losses for the six months ended June 30, 2022 and the year ended December 31, 2021.

Allowance for Credit Losses Data

At June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	June 30,	December 31,
	2022	2021
Average loans outstanding	$1,145,096	$1,089,069
Total loans outstanding	1,169,466	1,117,195
Total nonaccrual loans	4,574	8,961
Net loans charged off	981	870
Provision for credit losses	384	2,323
Allowance for credit losses	14,059	14,656
Allowance as a percentage of total loans outstanding	1.2%	1.3%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.4%	0.8%
Allowance as a percentage of nonaccrual loans outstanding	307.4%	163.6%

The following tables represent the activity of the allowance for credit losses for the three and six months ended June 30, 2022 and 2021by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

At June 30, 2022 and 2021

(Dollars in Thousands)

	June 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,002	$1,907	$9,299	$231	$1,686	$32	$408	$14,565
Charge-offs	—	—	(756)	—	(97)	(14)	—	(867)
Recoveries	—	18	11	4	6	3	—	42
Provision	(67)	(56)	649	(1)	68	10	(284)	319
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Six Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(886)	(27)	(120)	(25)	—	(1,058)
Recoveries	—	39	16	6	11	5	—	77
Provision	(208)	(63)	834	43	(113)	15	(124)	384
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059

	June 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,054	$2,403	$8,638	$248	$1,998	$29	$382	$14,752
Charge-offs	—	—	(220)	—	(95)	(13)	—	(328)
Recoveries	—	14	2	—	6	6	—	28
Provision	(16)	(212)	235	(20)	(106)	11	966	858
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310
Six Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(28)	(430)	(7)	(94)	(22)	—	(581)
Recoveries	1	16	52	—	9	12	—	90
Provision	134	(134)	1,449	(36)	(55)	6	1,234	2,598
Ending Balance	$1,038	$2,205	$8,655	$228	$1,803	$33	$1,348	$15,310

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At June 30, 2022 and December 31, 2021

(Dollars in thousands)

	June 30,			December 31,
	2022			2021
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$101,886	$935	9%	$107,983	$1,143	10%
Residential real estate	217,014	1,869	19%	201,230	1,893	18%
Nonresidential	690,788	9,203	58%	642,217	9,239	57%
Home equity loans	31,650	234	3%	30,395	212	3%
Commercial	124,035	1,663	11%	130,908	1,885	12%
Consumer and other loans	4,093	31	0%	4,462	36	0%
Unallocated	—	124	—%	—	248	—%
	$1,169,466	$14,059	100%	$1,117,195	$14,656	100%

Additional information related to net charge-offs (recoveries) is presented in the table below for the periods indicated.

Net Charge-Off Ratio

At June 30, 2022 and 2021

(Dollars in Thousands)

	June 30,			June 30,
	2022			2021

			Net	Net		Net
	Net		Charge-Off			Charge-Off
	Charge-Offs	Average	Ratio	Charge-Offs	Average	Ratio
Quarter Ended	(Recoveries)	Loans	(Annualized)	(Recoveries)	Loans	(Annualized)
Real Estate Mortgage
Construction and land development	$—	$99,103	—%	$—	$83,481	—%
Residential real estate	(18)	214,137	(0.03)%	(14)	211,864	(0.03)%
Nonresidential	745	673,718	0.44%	218	593,599	0.15%
Home equity loans	(4)	27,645	(0.06)%	—	27,284	—%
Commercial	91	137,518	0.27%	89	166,276	0.21%
Consumer and other loans	11	3,449	1.28%	7	4,091	0.69%
Total Loans Receivable	$825	$1,155,570	0.29%	$300	$1,086,595	0.11%

Six Months Ended
Real Estate Mortgage
Construction and land development	$—	$102,192	—%	$(1)	$83,619	(0.00)%
Residential real estate	(39)	211,320	(0.04)%	12	207,870	0.01%
Nonresidential	870	663,681	0.26%	378	587,993	0.13%
Home equity loans	21	27,819	0.15%	7	28,701	0.05%
Commercial	109	136,448	0.16%	85	161,937	0.11%
Consumer and other loans	20	3,636	1.11%	10	4,154	0.49%
Total Loans Receivable	$981	$1,145,096	0.17%	$491	$1,074,274	0.09%

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

In addition, in an effort to support the Company’s borrowers in their times of need, the Company granted loan payment deferrals to certain borrowers, who were current on their payments prior to the COVID-19 pandemic, on a short-term basis of three to six months.  At the peak, which occurred during the second quarter of 2020, the Company, on a consolidated basis, had approved loan payment deferrals or payments of interest only for 548 loans totaling $286.6 million, which represented approximately 28.8% of total loan balances outstanding.  As of June 30, 2022, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.  As of June 30, 2022, on a consolidated basis, there were no loans outstanding with respect to which the Company has granted loan payment deferrals or payments of interest only.

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers.  The Company has identified nine specific higher risk industries for credit exposure monitoring during this crisis.

The table below identifies these higher risk industries and the Company’s exposure to them as of June 30, 2022.

Exposure to Higher Risk Industries

At June 30, 2022

(Dollars in Thousands)

			As a percentage of
	Loan balances	Number of loans	total loan balances
Higher Risk Industries	outstanding	outstanding	outstanding (%)*
Hospitality (Hotels)	$83,303	34	7.13%
Amusement Services	16,399	15	1.4
Restaurants	61,347	71	5.25
Retail Commercial Real Estate	52,557	63	4.50
Movie Theatres	6,138	2	0.52
Charter Boats/Cruises	—	2	0
Commuter Services	39	3	0
Manufacturing/Distribution	2,447	7	0.21
Totals	$222,230	197	19.01%
* Excludes loans originated under the PPP of the SBA.

As of June 30, 2022, there were no loans within these higher risk industries with respect to which the Company has granted loan payment deferrals.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended June 30, 2022 decreased by $763 thousand, or 34.4%, when compared to the three months ended June 30, 2021.  Key changes in the components of noninterest income for the three months ended June 30, 2022, as compared to the same period in 2021, are as follows:

●	Service charges on deposit accounts increased by $67 thousand, or 37.1%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2021;
●	Gains on sales and calls of investment securities decreased by $6 thousand, or 100.0%, due primarily to Virginia Partners recording gains of $6 thousand on sales or calls of investment securities during the second quarter of 2021, as compared to recording no gains on sales or calls of investment securities during the same period of 2022;
●	Impairment (loss) on restricted stock increased from zero to $1 thousand, due primarily to Virginia Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation;
●	Mortgage banking income decreased by $513 thousand, or 54.6%, due primarily to Virginia Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2021;
●	Gains on sales of other assets decreased by less than $1 thousand, or 100.0%, as a result of Delmarva recording an additional gain related to the sale of its VISA credit card portfolio during the first quarter of 2021. There were no gains on sales of other assets for the same period of 2022; and

●	Other income decreased by $309 thousand, or 28.4%, due primarily to lower mortgage division fees at Delmarva, Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank, and decreases in ATM fees, which were partially offset by increases in debit card income and Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021.

Noninterest income during the six months ended June 30, 2022 decreased by $1.7 million, or 38.6%, when compared to the six months ended June 30, 2021.  Key changes in the components of noninterest income for the six months ended June 30, 2022, as compared to the same period in 2021, are as follows:

●	Service charges on deposit accounts increased by $121 thousand, or 34.6%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2021;
●	Gains on sales and calls of investment securities decreased by $20 thousand, or 100.0%, due primarily to Virginia Partners recording gains of $20 thousand on sales or calls of investment securities during the first six months of 2021, as compared to recording no gains on sales or calls of investment securities during the same period of 2022;
●	Impairment (loss) on restricted stock increased from zero to $1 thousand, due primarily to Virginia Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation;
●	Mortgage banking income decreased by $1.4 million, or 66.0%, due primarily to Virginia Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2021;
●	Gains on sales of other assets decreased by $1 thousand, or 100.0%, as a result of Delmarva selling its VISA credit card portfolio during the first quarter of 2021. There were no gains on sales of other assets for the same period of 2022; and
●	Other income decreased by $433 thousand, or 21.8%, due primarily to lower mortgage division fees at Delmarva, Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank, and decreases in ATM fees, which were partially offset by increases in debit card income and Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended June 30, 2022 decreased by $196 thousand, or 1.9%, when compared to the three months ended June 30, 2021.  Key changes in the components of noninterest expense for the three months ended June 30, 2022, as compared to the same period in 2021, are as follows:

●	Salaries and employee benefits increased by $29 thousand, or 0.5%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, payroll taxes and benefit costs, and bonus accruals. In addition, due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary JMC, salaries and employee benefits decreased due to a decrease in commissions expense paid;
●	Premises and equipment increased by $182 thousand, or 15.0%, primarily due to increases related to Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021 and Virginia Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021;

●	Amortization of core deposit intangible decreased by $20 thousand, or 13.1%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty Bell Bank acquisitions;
●	(Gains) losses and operating expenses on other real estate owned increased by $154 thousand, or 101.4%, primarily due to valuation adjustments being recorded on properties during the second quarter of 2021 as compared to no valuation adjustments being recorded during the same period of 2022, and lower expenses related to OREO;
●	Merger related expenses increased from zero to $157 thousand, primarily due to legal fees and other costs associated with the pending merger with OceanFirst; and
●	Other expenses decreased by $389 thousand, or 12.5%, primarily due to lower expenses related to legal, subscriptions and publications, insurance, data and item processing, loans, debit/credit/merchant card transactions and other professional fees, which were partially offset by higher expenses related to advertising, printing and postage, FDIC insurance assessments, ATM, telephone and data circuits, and travel and entertainment.

Noninterest expense during the six months ended June 30, 2022 increased by $350 thousand, or 1.8%, when compared to the six months ended June 30, 2021.  Key changes in the components of noninterest expense for the six months ended June 30, 2022, as compared to the same period in 2021, are as follows:

●	Salaries and employee benefits increased by $134 thousand, or 1.2%, primarily due to increases related to staffing changes, including expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland, merit increases, payroll taxes and benefit costs, stock-based compensation expense and bonus accruals. In addition, due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary JMC, salaries and employee benefits decreased due to a decrease in commissions expense paid;
●	Premises and equipment increased by $406 thousand, or 16.4%, primarily due to increases related to Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021 and Virginia Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021;
●	Amortization of core deposit intangible decreased by $40 thousand, or 13.0%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty Bell Bank acquisitions;
●	(Gains) losses and operating expenses on other real estate owned increased by $158 thousand, or 106.4%, primarily due to valuation adjustments being recorded on properties during the first six months of 2021 as compared to no valuation adjustments being recorded during the same period of 2022, and lower expenses related to OREO;
●	Merger related expenses increased from zero to $553 thousand, primarily due to legal fees and other costs associated with the pending merger with OceanFirst; and
●	Other expenses decreased by $545 thousand, or 9.0%, primarily due to lower expenses related to legal, subscriptions and publications, insurance, data and item processing, other losses, and other professional fees, which were partially offset by higher expenses related to advertising, printing and postage, FDIC insurance assessments, consulting, ATM, Virginia Partners state franchise tax, and travel and entertainment.

Income Taxes

The provision for income taxes was $926 thousand during the three months ended June 30, 2022, compared to the provision for income taxes of $674 thousand during the three months ended June 30, 2021, an increase of $252 thousand or 37.4%. This increase was due primarily to higher consolidated income before taxes, higher merger related expenses, which are typically non-deductible, and lower earnings on tax-exempt income, primarily tax-exempt investment securities.  For the three months ended June 30, 2022, the Company’s effective tax rate was approximately 22.5% as compared to 23.8% for the same period in 2021.

The provision for income taxes was $1.6 million during the six months ended June 30, 2022, compared to the provision for income taxes of $1.0 million during the six months ended June 30, 2021, an increase of $615 thousand or 61.1%. This increase was due primarily to higher consolidated income before taxes, higher merger related expenses, which are typically non-deductible, and lower earnings on tax-exempt income, primarily tax-exempt investment securities.  For the six months ended June 30, 2022, the Company’s effective tax rate was approximately 23.5% as compared to 23.6% for the same period in 2021.

In addition, Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.15 billion and $1.08 billion during the three months ended June 30, 2022 and 2021, respectively, and averaged $1.14 billion and $1.07 billion during the six months ended June 30, 2022 and 2021, respectively.

The following table shows the composition of the loan portfolio by category at June 30, 2022 and December 31, 2021:

Composition of Loan Portfolio by Category

As of June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	June 30,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$101,886	$107,983
Residential real estate	217,014	201,230
Nonresidential	690,788	642,217
Home equity loans	31,650	30,395
Commercial	124,035	130,908
Consumer and other loans	4,093	4,462
	$1,169,466	$1,117,195
Less: Allowance for credit losses	(14,059)	(14,656)
	$1,155,407	$1,102,539

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at June 30, 2022:

Loan Maturities and Interest Rate Sensitivity

At June 30, 2022

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
June 30, 2022	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$62,533	$23,397	$12,201	$3,755	$101,886
Residential real estate	40,155	102,736	43,787	30,336	217,014
Nonresidential	143,446	366,550	152,154	28,638	690,788
Home equity loans	17,904	3,112	6,433	4,201	31,650
Commercial	44,051	44,442	23,397	12,145	124,035
Consumer and other loans	886	1,754	713	740	4,093
Total loans receivable	$308,975	$541,991	$238,685	$79,815	$1,169,466

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$30,366	$14,565	$8,300	$1,398	$54,629
Residential real estate	25,686	87,394	18,602	1,272	132,954
Nonresidential	105,356	346,296	114,198	9,077	574,927
Home equity loans	—	—	—	—	—
Commercial	10,588	41,095	21,182	—	72,865
Consumer and other loans	347	1,751	633	529	3,260
Total fixed-rate loans	$172,343	$491,101	$162,915	$12,276	$838,635

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$32,167	$8,832	$3,901	$2,357	$47,257
Residential real estate	14,469	15,342	25,185	29,064	84,060
Nonresidential	38,090	20,254	37,956	19,561	115,861
Home equity loans	17,904	3,112	6,433	4,201	31,650
Commercial	33,463	3,347	2,215	12,145	51,170
Consumer and other loans	539	3	80	211	833
Total floating-rate loans	$136,632	$50,890	$75,770	$67,539	$330,831

At June 30, 2022, real estate mortgage loans included $318.1 million of owner-occupied non-farm, non-residential loans, and $320.8 million of other non-farm, non-residential loans, which is 30.5% and 30.8% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $287.4 million of owner-occupied non-farm, non-residential loans, and $313.8 million of other non-farm, non-residential loans, which is 29.3% and 32.0% of real estate mortgage loans, respectively.  This represents an increase at June 30, 2022 of $30.7 million and $7.1 million, or 10.7% and 2.3%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At June 30, 2022, real estate mortgage loans included $101.9 million of construction and land development loans, and $33.1 million of multi-family residential loans, which are 9.8% and 3.2% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $107.9 million of construction and land development loans, and $24.4 million of multi-family residential loans, which were 11.0% and 2.5% of real estate mortgage loans, respectively. This represents a decrease at June 30, 2022 of $6.0 million, or 5.6%, in construction and land development loans, and an increase at June 30, 2022 of $8.6 million, or 35.4%, in multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 266.4% of total risk-based capital at June 30, 2022, as compared to 267.9% at December 31, 2021. Construction and land development loans were 59.5% of total risk-based capital at June 30, 2022, as compared to 64.8% at December 31, 2021.

At June 30, 2022, real estate mortgage loans included home equity loans of $31.7 million and residential real estate loans of $217.0 million, compared to $30.4 million and $201.2 million at December 31, 2021, respectively. Home equity loans increased $1.3 million, or 4.1%, during the six months ended June 30, 2022, and residential real estate loans increased $15.8 million, or 7.8%, during the six months ended June 30, 2022. At June 30, 2022, commercial loans were $124.0 million, compared to $130.9 million at December 31, 2021, a decrease of $6.9 million, or 5.2%, during the six months ended June 30, 2022.

The overall increase in loans from the year ended December 31, 2021 to June 30, 2022 was due primarily to an increase in organic growth, including growth of approximately $30.5 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $7.9 million under round two of the PPP.  As of June 30, 2022, approximately $247 thousand in loans under round two of the PPP were still outstanding.  Aggregate fees, net of costs to originate, from the SBA of approximately $11 thousand will continue to be recognized in interest income over the life of these loans.  Upon forgiveness of these loans, the remaining aggregate fees, net of costs to originate, will be recognized in interest income on an accelerated basis.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $146.6 million during the three months ended June 30, 2022 as compared to $131.6 million for the three months ended June 30, 2021. This represented 8.9% and 8.6% of total average interest-earning assets for the three months ended June 30, 2022 and 2021, respectively.  The increase in average total investment securities for the three months ended June 30, 2022, as compared to the same period of 2021, was primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower accelerated pre-payments on mortgage-backed investment securities, partially offset by calls on higher yielding investment securities in the low interest rate environment.  During the second quarter of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total investment securities averaged $140.6 million during the six months ended June 30, 2022 as compared to $130.5 million for the six months ended June 30, 2021. This represented 8.6% and 8.7% of total average interest-earning assets for the six months ended June 30, 2022 and 2021, respectively.  The increase in average total investment securities for the six months ended June 30, 2022, as compared to the same period of 2021, was primarily due to management of the investment securities portfolio in light of the Company's liquidity needs and lower accelerated pre-payments on mortgage-backed investment securities, partially offset by calls on higher yielding investment securities in the low interest rate environment.  During the first six months of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At June 30, 2022 and December 31, 2021, investment securities available for sale, at fair value totaled $135.4 million and $122.0 million, respectively. Investment securities available for sale, at fair value increased by $13.4 million, or 11.0%, during the six months ended June 30, 2022 from December 31, 2021.  This increase was primarily due to management of the investment securities portfolio in light of the Company's liquidity needs, which were partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio.  The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At June 30, 2022 and December 31, 2021 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale as of June 30, 2022:

Amortized Cost and Fair Value of Investment Securities

At June 30, 2022

(Dollars in Thousands)

	June 30, 2022
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$10,234	6.9%	$—	$1,009	$9,225
Obligations of States and political subdivisions	29,133	19.5%	38	1,964	27,207
Mortgage-backed securities	108,024	72.3%	—	11,011	97,013
Subordinated debt investments	1,991	1.3%	1	17	1,975
	$149,382	100.0%	$39	$14,001	$135,420

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities available for sale portfolio as of June 30, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

At June 30, 2022

(Dollars in Thousands)

	June 30, 2022

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$—	—%	$1,856	3.16%	$5,276	1.85%	$2,093	1.92%	$9,225	2.13%
Obligations of States and political subdivisions	—	—%	3,898	2.79%	11,146	2.42%	12,163	2.43%	27,207	2.48%
Mortgage-backed securities	2	4.50%	208	1.68%	26,923	2.36%	69,880	1.75%	97,013	1.92%
Subordinated debt investments	—	—%	—	—%	1,975	5.54%	—	—%	1,975	5.54%
	$2	—%	$5,962	2.69%	$45,320	2.45%	$84,136	1.86%	$135,420	2.10%

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $4.9 million at June 30, 2022 and December 31, 2021, respectively, an increase of $63 thousand, or 1.3%, for the six months ended June 30, 2022.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the six months ended June 30, 2022, the net unrealized losses in the Company’s investment securities available for sale portfolio increased by approximately $14.4 million, or 3,009.7%, to $14.0 million at June 30, 2022.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.38 billion to $1.49 billion, an increase of $109.6 million, or 7.9%, for the three months ended June 30, 2022 over the average total deposits for the three months ended June 30, 2021.  Average total deposits increased from $1.34 billion to $1.48 billion, an increase of $137.9 million, or 10.3%, for the six months ended June 30, 2022 over the average total deposits for the six months ended June 30, 2021.  These increases were primarily due to organic deposit growth. At June 30, 2022, total deposits were $1.50 billion as compared to $1.44 billion at December 31, 2021, an increase of $52.5 million, or 3.6%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, and customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty and volatility in stock and other investment markets.  Non-interest bearing demand deposits increased to $561.4 million at June 30, 2022, a $67.5 million, or 13.7%, increase from $493.9 million in non-interest bearing demand deposits at December 31, 2021, due primarily to the aforementioned items above with respect to actual and average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	June 30,	Percentage	December 31,	Percentage
	2022	of Deposits	2021	of Deposits
Noninterest bearing demand deposits	$561,428	37.55%	$493,913	34.23%
Interest bearing deposits:
Money market, NOW, and savings accounts	607,002	40.59%	569,707	39.48%
Certificates of deposit, $250 thousand or more	74,143	4.96%	82,083	5.69%
Other certificates of deposit	252,775	16.90%	297,173	20.60%
Total interest bearing deposits	933,920	62.45%	948,963	65.77%
Total	$1,495,348	100.00%	$1,442,876	100.00%

The Company's loan-to-deposit ratio was 78.2% at June 30, 2022 as compared to 77.4% at December 31, 2021. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.42 billion at June 30, 2022, an increase of $60.4 million, or 4.4%, from $1.36 billion at December 31, 2021, and excluded $74.1 million and $82.1 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

At June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	June 30,	December 31,
	2022	2021
Three months or less	$58,627	$46,845
Over three months through six months	81,016	64,574
Over six months through twelve months	82,763	129,517
Over twelve months	104,512	138,320
Total	$326,918	$379,256

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $250 thousand or more at the date indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

At June 30, 2022 and December 31, 2021

(Dollars in Thousands)

	June 30,	December 31,
	2022	2021
Three months or less	$11,102	$13,359
Over three months through six months	13,453	14,803
Over six months through twelve months	20,859	20,124
Over twelve months	28,729	33,797
Total	$74,143	$82,083

Borrowings. Borrowings at June 30, 2022 and December 31, 2021 consist primarily of long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At June 30, 2022 and December 31, 2021, there were no short-term borrowings with the FHLB. At June 30, 2022, long-term borrowings with the FHLB were $26.0 million as compared to $26.3 million at December 31, 2021, a decrease of $329 thousand, or 1.3%. This decrease was primarily due to scheduled principal curtailments. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At June 30, 2022 and December 31, 2021, subordinated notes payable, net, were $22.2 million, respectively, an increase of $23 thousand, or 0.1% related to the amortization of the debt issuance costs.

At June 30, 2022, other borrowings were $995 thousand as compared to $755 thousand at December 31, 2021, an increase of $239 thousand, or 31.7%.  Virginia Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $370 thousand and $120 thousand were outstanding as of June 30, 2022 and December 31, 2021, respectively.  The increase in JMC’s warehouse line of credit was partially offset by a decrease on Virginia Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report for additional information on the Company’s subordinated notes payable, net, Virginia Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings decreased by $4.6 million, or 8.6%, and average rates paid were unchanged at 4.02% for the three months ended June 30, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  Average total borrowings decreased by $18.6 million, or 27.4%, and average rates paid increased by 0.67% to 4.03% for the six months ended June 30, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Capital

Total stockholders’ equity as of June 30, 2022 was $134.8 million, a decrease of $6.6 million, or 4.7%, from December 31, 2021.  Key drivers of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the six months ended June 30, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of June 30, 2022 and December 31, 2021 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2022 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 10 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report for a more in depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At June 30, 2022 and December 31, 2021

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	92,935	12.7%	76,997	10.5%	73,331	10.0%
Virginia Partners Bank	57,918	11.1%	54,942	10.5%	52,325	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	83,754	11.4%	62,331	8.5%	58,665	8.0%
Virginia Partners Bank	54,014	10.3%	44,477	8.5%	41,860	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	83,754	11.4%	51,332	7.0%	47,665	6.5%
Virginia Partners Bank	54,014	10.3%	36,628	7.0%	34,011	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	83,754	8.3%	40,532	4.0%	50,665	5.0%
Virginia Partners Bank	54,014	8.1%	26,786	4.0%	33,483	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	91,928	12.9%	74,963	10.5%	71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold, averaged $341.1 million and $342.5 million during the three and six months ended June 30, 2022, respectively, and totaled $316.4 million at June 30, 2022, as compared to an average of $314.5 million and $296.7 million during the three and six months ended June 30, 2021, respectively, and a year-end position of $338.8 million at December 31, 2021.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At June 30, 2022, advances available totaled approximately $421.8 million of which approximately $26.0 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

Accounting Standards Update

See Note 16 - Recent Accounting Pronouncements of the unaudited consolidated financial statements included in this Quarterly Report for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022. There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first six months of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the six months ended June 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2020 the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock, which represented approximately 2% of its outstanding shares of common stock at the time of the Board of Directors’ approval. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter ended June 30, 2022.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the second quarter of 2022.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2022 to April 30, 2022	—	$ -	—	255,800
May 1, 2022 to May 31, 2022	—	$ -	—	255,800
June 1, 2022 to June 30, 2022	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

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

Partners Bancorp (Registrant)

Date: August 12, 2022	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)