Form 10-Q
period 2022-09-30
PARTNERS BANCORP
filed 2022-11-10
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of November 10, 2022 there were 17,961,699 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
(Dollars in thousands, except per share amounts)	(Unaudited)	*
ASSETS
Cash and due from banks	$12,784	$12,887
Interest bearing deposits in other financial institutions	210,935	297,902
Federal funds sold	24,573	28,040
Cash and cash equivalents	248,292	338,829
Securities available for sale, at fair value	131,465	122,021
Loans held for sale	201	4,064
Loans, less allowance for credit losses of $13,818 at September 30, 2022 and $14,656 at December 31, 2021	1,190,142	1,102,539
Accrued interest receivable	4,035	4,313
Premises and equipment, less accumulated depreciation	15,258	16,175
Restricted stock	4,889	4,869
Operating lease right-of-use assets	5,290	6,009
Financing lease right-of-use assets	1,584	1,687
Other investments	4,864	5,065
Bank owned life insurance	18,592	18,254
Other real estate owned, net	—	837
Core deposit intangible, net	1,666	2,060
Goodwill	9,582	9,582
Other assets	14,850	8,675
Total assets	$1,650,710	$1,644,979
LIABILITIES
Deposits:
Non-interest bearing demand	$568,113	$493,913
Interest bearing demand	143,564	159,421
Savings and money market	441,230	410,286
Time	303,037	379,256
	1,455,944	1,442,876
Accrued interest payable on deposits	189	280
Long-term borrowings with the Federal Home Loan Bank	25,819	26,313
Subordinated notes payable, net	22,203	22,168
Other borrowings	811	755
Operating lease liabilities	5,688	6,372
Financing lease liabilities	2,036	2,125
Other liabilities	4,261	2,722
Total liabilities	1,516,951	1,503,611
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,961,699 as of September 30, 2022 and 17,941,604 as of December 31, 2021, including 18,669 nonvested shares as of September 30, 2022 and 28,000 nonvested shares as of December 31, 2021	$179	$179
Surplus	88,576	88,390
Retained earnings	59,356	51,305
Noncontrolling interest in consolidated subsidiaries	727	1,179
Accumulated other comprehensive (loss) income, net of tax	(15,079)	315
Total stockholders' equity	133,759	141,368
Total liabilities and stockholders' equity	$1,650,710	$1,644,979

* Derived from audited consolidated financial statements.

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2022	2021	2022	2021
INTEREST INCOME ON:
Loans, including fees	$14,119	$13,381	$40,222	$39,619
Investment securities:
Taxable	607	310	1,519	757
Tax-exempt	180	216	545	661
Federal funds sold	353	25	433	44
Other interest income	1,198	149	1,914	404
	16,457	14,081	44,633	41,485
INTEREST EXPENSE ON:
Deposits	1,071	1,639	3,440	5,234
Borrowings	511	538	1,524	1,723
	1,582	2,177	4,964	6,957
NET INTEREST INCOME	14,875	11,904	39,669	34,528
Provision for (recovery of) credit losses	419	(30)	803	2,568
NET INTEREST INCOME AFTER PROVISION FOR (RECOVERY OF) CREDIT LOSSES	14,456	11,934	38,866	31,960
OTHER INCOME:
Service charges on deposit accounts	255	225	727	575
(Losses) gains on sales and calls of investment securities	(5)	3	(5)	22
Mortgage banking income, net	231	957	949	3,065
Gains on disposal of other assets, net	—	—	—	1
Impairment (loss) on restricted stock	—	—	(1)	—
Other income	760	891	2,316	2,880
	1,241	2,076	3,986	6,543
OTHER EXPENSES:
Salaries and employee benefits	5,688	5,837	16,767	16,783
Premises and equipment	1,411	1,313	4,292	3,789
Losses (gains) and expenses on other real estate owned, net	—	35	(9)	183
Amortization of core deposit intangible	128	148	394	455
Merger related expenses	167	—	720	—
Other expenses	2,953	3,026	8,484	9,074
	10,347	10,359	30,648	30,284
INCOME BEFORE TAXES ON INCOME	5,350	3,651	12,204	8,219
Federal and state income taxes	1,292	839	2,914	1,847
NET INCOME	$4,058	$2,812	$9,290	$6,372
Net loss (income) attributable to noncontrolling interest	52	(116)	108	(426)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$4,110	$2,696	$9,398	$5,946
Earnings per common share
Basic earnings per share	$0.23	$0.15	$0.52	$0.34
Diluted earnings per share	$0.23	$0.15	$0.52	$0.33

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
NET INCOME	$4,058	$2,812	$9,290	$6,372
OTHER COMPREHENSIVE (LOSS), NET OF TAX:
Unrealized holding (losses) gains on securities available for sale arising during the period	(5,690)	287	(20,131)	(1,818)
Deferred income tax effect	1,368	(490)	4,733	440
Other comprehensive (loss), net of tax	(4,322)	(203)	(15,398)	(1,378)

Reclassification adjustment for losses (gains) included in net income	5	(3)	5	(22)
Deferred income tax effect	(1)	4	(1)	5
Other comprehensive loss (income), net of tax	4	1	4	(17)
TOTAL OTHER COMPREHENSIVE (LOSS)	(4,318)	(202)	(15,394)	(1,395)
COMPREHENSIVE (LOSS) INCOME	$(260)	$2,610	$(6,104)	$4,977
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	52	(116)	108	(426)
COMPREHENSIVE (LOSS) INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$(208)	$2,494	$(5,996)	$4,551

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, June 30, 2021	$177	$87,021	$48,038	$1,005	$1,105	$137,346
Net income	—	—	2,696	116	—	2,812
Other comprehensive (loss), net of tax	—	—	—	—	(202)	(202)
						2,610
Cash dividends, $0.025 per share	—	—	(445)	—	—	(445)
Stock-based compensation expense	—	37	—	—	—	37
Balances, September 30, 2021	$177	$87,058	$50,289	$1,121	$903	$139,548

Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,761)	$134,787
Net income (loss)	—	—	4,110	(52)	—	4,058
Other comprehensive (loss), net of tax	—	—	—	—	(4,318)	(4,318)
						(260)
Cash dividends, $0.025 per share	—	—	(449)	—	—	(449)
Minority interest equity distribution	—	—	—	(343)	—	(343)
Stock-based compensation expense	—	24	—	—	—	24
Balances, September 30, 2022	$179	$88,576	$59,356	$727	$(15,079)	$133,759

For the nine months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	5,946	426	—	6,372
Other comprehensive (loss), net of tax	—	—	—	—	(1,395)	(1,395)
						4,977
Cash dividends, $0.075 per share	—	—	(1,330)	—	—	(1,330)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(651)	—	(651)
Stock-based compensation expense	—	66	—	—	—	66
Balances, September 30, 2021	$177	$87,058	$50,289	$1,121	$903	$139,548

Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	9,398	(108)	—	9,290
Other comprehensive (loss), net of tax	—	—	—	—	(15,394)	(15,394)
						(6,104)
Cash dividends, $0.075 per share	—	—	(1,347)	—	—	(1,347)
Minority interest equity distribution	—	—	—	(344)	—	(344)
Stock option exercises, net	—	115	—	—	—	115
Stock-based compensation expense	—	71	—	—	—	71
Balances, September 30, 2022	$179	$88,576	$59,356	$727	$(15,079)	$133,759

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,398	$5,946
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	803	2,568
Depreciation	1,404	1,209
Amortization and accretion	347	847
Losses (gains) on sales and calls of investment securities	5	(22)
Net gains on sales of assets	—	(1)
Loss on equity securities	226	38
Gain on sale of loans held for sale, originated	(869)	(2,863)
Net (gains) losses on other real estate owned, including write‑downs	(5)	118
Increase in bank owned life insurance cash surrender value	(338)	(300)
Stock‑based compensation expense, net of employee tax obligation	71	66
Net accretion of certain acquisition related fair value adjustments	(163)	(679)
Impairment loss on restricted stock	1	—
Changes in assets and liabilities:
Loans held for sale	4,732	6,918
Accrued interest receivable	278	821
Other assets	(621)	(3,447)
Accrued interest payable on deposits	(91)	(91)
Other liabilities	855	3,819
Net cash provided by operating activities	16,033	14,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(40,599)	(43,912)
Purchases of other investments	(25)	(23)
Purchases of bank owned life insurance	—	(3,000)
Purchase of Farmers Bank Stock	(49)	—
Proceeds from the sale of Farmers Bank Stock	44	—
Purchase of restricted stock	—	(90)
Proceeds from maturities and paydowns of securities available for sale	10,717	24,477
Proceeds from sales of securities available for sale	—	26,200
Net increase in loans	(87,840)	(69,460)
Proceeds from sale of assets	—	174
Purchases of premises and equipment	(487)	(2,116)
Proceeds from the sales of foreclosed assets	842	1,256
(Purchase) redemption of restricted stocks	(21)	666
Net cash used by investing activities	(117,418)	(65,828)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	89,287	186,603
Cash received for the exercise of stock options	115	—
Decrease in time deposits, net	(76,225)	(19,301)
Decrease in borrowings, net	(441)	(50,239)
Net decrease in minority interest contributed capital	(452)	(225)
Decrease in finance lease liability	(89)	(87)
Cash paid for stock repurchases	—	(209)
Dividends paid	(1,347)	(1,330)
Net cash provided by financing activities	10,848	115,212
Net (decrease) increase in cash and cash equivalents	(90,537)	64,331
Cash and cash equivalents, beginning of period	338,829	282,611
Cash and cash equivalents, ending of period	$248,292	$346,942
Supplementary cash flow information:
Interest paid	$5,291	$7,422
Income taxes paid	2,416	2,400
Right of use assets and corresponding lease liabilities	—	3,016
Unrealized loss on securities available for sale	$(20,131)	$(1,840)

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and which is a real estate holding company; and FBW, LLC, of which Delmarva holds a 50% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC (“JMC”), of which Partners owns a 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. During the second quarter of 2022, Delmarva sold its 10% interest in West Nithsdale Enterprises, LLC, which was a real estate holding company. The sale of this interest resulted in a loss of approximately $2 thousand, which is included in “Losses (gains) and expenses on other real estate owned, net” under “Other Expenses” in the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2022 and December 31, 2021, the results of its operations for three months and nine months and its cash flows for the nine months ended September 30, 2022 and 2021 in conformity with U.S. GAAP.

Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or for any other period.

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

Securities Available for Sale:

Marketable debt securities not classified as held to maturity are classified as available for sale. Securities available for sale are acquired as part of the Subsidiaries' asset/liability management strategy and may be sold in response to changes in interest rates, loan demand, changes in prepayment risk, and other factors. Securities available for sale are carried at fair value as determined by quoted market prices. Unrealized gains or losses based on the difference between amortized cost and fair value are reported in other comprehensive income (loss), net of deferred tax. Realized gains and losses, using the specific identification method, are included as a separate component of other income (expense) and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income (loss). Premiums and discounts are recognized in interest income using the interest method over the period to maturity, or for premiums, to the first call date. Additionally, declines in the fair value of individual investment securities below their cost that are other than temporary are reflected as realized losses in the consolidated statements of income.

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

Other investments includes an equity ownership of Solomon Hess SBA Loan Fund LLC, for which the value is adjusted for its pro rata share of assets in the fund. Other investments also includes equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

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

Loans acquired with deteriorated credit quality are accounted for in accordance with ASC 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (ASC 310-30) if, at acquisition, the loans have evidence of credit quality deterioration since origination and it is probable that all contractually required payments will not be collected. At acquisition, the Company considered several factors as an indicator that an acquired loan had evidence of deterioration in credit quality. These factors include: loans 90 days or more past due, loans with an internal risk grade of substandard or below, loans classified as nonaccrual by the acquired institution, and loans that have been previously modified in a troubled debt restructuring.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first three quarters of 2022 or during 2021. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no indemnification reserve has been made as of September 30, 2022 or December 31, 2021 for possible repurchases. Management does not believe that a provision for early default or refinancing cost is necessary at September 30, 2022 or December 31, 2021.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at September 30, 2022 and December 31, 2021 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in other expenses. At September 30, 2022 there were no properties included in OREO and at December 31, 2021, there were two properties with a combined value of $837 thousand included in OREO. At December 31, 2021, there were no residential real estate properties included in OREO balances.

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

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment of goodwill was required for the nine months ended September 30, 2022 or for the year ended December 31, 2021 based on management’s assessment.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,961,699 and 17,960,514 for the three and nine months ended September 30, 2022, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 9 – Earnings Per Share for further information).

Note 2. Investment Securities

Investment securities available for sale are as follows:

	September 30, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$15,167	$—	$1,665	$13,502
Obligations of States and political subdivisions	29,094	—	3,475	25,619
Mortgage-backed securities	104,383	—	14,444	89,939
Subordinated debt investments	2,467	—	62	2,405
	$151,111	$—	$19,646	$131,465

	December 31, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	1,397	63	31,126
Mortgage-backed securities	83,213	279	1,089	82,403
Subordinated debt investments	1,990	51	—	2,041
	$121,542	$1,773	$1,294	$122,021

Gross unrealized losses and fair values, aggregated by investment category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2022 and December 31, 2021, are as follows:

	September 30, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$11,175	$988	$2,327	$677	$13,502	$1,665
Obligations of States and political subdivisions	24,728	3,085	891	390	25,619	3,475
Mortgage-backed securities	46,727	5,025	43,209	9,419	89,936	14,444
Subordinated debt investments	2,155	62	—	—	2,155	62
Total investment securities with unrealized losses	$84,785	$9,160	$46,427	$10,486	$131,212	$19,646

	December 31, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,289	$35	$2,397	$107	$3,686	$142
Obligations of States and political subdivisions	2,473	63	—	—	2,473	63
Mortgage-backed securities	59,236	744	11,349	345	70,585	1,089
Total investment securities with unrealized losses	$62,998	$842	$13,746	$452	$76,744	$1,294

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

At September 30, 2022, there were fifty-four mortgage-backed investment securities (“MBS”), thirteen agency investment securities, four subordinated debt investment securities and fifty-six municipal investment securities that have been in a continuous unrealized loss position for less than twelve months. At September 30, 2022, there were seventeen MBS investment securities, three agency investment securities and four municipal investment securities that had been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these investment securities and believes that the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of September 30, 2022, management also believes it has the ability and intent to hold the investment securities for a period of time sufficient for a recovery of cost.

During the three and nine months ended September 30, 2022, the Company sold one investment security, resulting in a loss of $5 thousand. During the three and nine months ended September 30, 2021, the Company sold four and fourteen investment securities, respectively, resulting in a gain of $3 thousand and $17 thousand, respectively.

During the three months ended September 30, 2022, there were no calls or maturities on investment securities. During the nine months ended September 30, 2022, two investment securities either matured or were called, resulting in no gain or loss for the period. During the three and nine months ended September 30, 2021, three and ten investment securities were either matured or were called, respectively, resulting in a gain of $0 and $5 thousand, respectively.

The Company has pledged certain investment securities as collateral for qualified customers’ deposit accounts at September 30, 2022 and December 31, 2021. The amortized cost and fair value of these pledged investment securities was $10.6 million and $8.9 million, respectively, at September 30, 2022. The amortized cost and fair value of these pledged investment securities was $11.1 million and $11.2 million, respectively, at December 31, 2021.

The Company realized a loss of $75 thousand and $226 thousand on equity securities during the three and nine months ended September 30, 2022, respectively. The Company realized a loss of $9 thousand and $38 thousand on equity securities during the three and nine month periods ended September 30, 2021, respectively. These losses are included in “Other expenses” in the Consolidated Statements of Income.

Contractual maturities of investment securities at September 30, 2022 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of investment securities available for sale:

	September 30, 2022
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1	$1
Due after one year through five years	11,076	10,743
Due after five years through ten years	46,869	42,922
Due after ten years or more	93,165	77,799
	$151,111	$131,465

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of September 30, 2022 and December 31, 2021 are as follows:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Originated Loans
Real Estate Mortgage
Construction and land development	$119,172	$107,478
Residential real estate	196,772	159,701
Nonresidential	603,738	513,873
Home equity loans	21,769	19,246
Commercial	113,814	109,470
Consumer and other loans	3,159	3,546
	1,058,424	913,314
Acquired Loans
Real Estate Mortgage
Construction and land development	$39	$505
Residential real estate	27,549	41,529
Nonresidential	94,576	128,344
Home equity loans	9,000	11,149
Commercial	13,859	21,438
Consumer and other loans	513	916
	145,536	203,881
Total Loans
Real Estate Mortgage
Construction and land development	$119,211	$107,983
Residential real estate	224,321	201,230
Nonresidential	698,314	642,217
Home equity loans	30,769	30,395
Commercial	127,673	130,908
Consumer and other loans	3,672	4,462
	1,203,960	1,117,195
Less: Allowance for credit losses	(13,818)	(14,656)
	$1,190,142	$1,102,539

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance for credit losses reflects management's estimate of loan losses inherent in the loan portfolio as of September 30, 2022 and December 31, 2021.

The following tables include impairment information relating to loans and the allowance for credit losses as of September 30, 2022 and December 31, 2021:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at September 30, 2022
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	—	715	353	—	18	—	—	1,086
Individually evaluated for impairment:
Balance in allowance	$—	$21	$—	$—	$279	$—	$—	$300
Related loan balance	575	1,731	4,092	53	337	—	—	6,788
Collectively evaluated for impairment:
Balance in allowance	$1,093	$1,962	$8,163	$248	$1,612	$86	$354	$13,518
Related loan balance	118,636	221,875	693,869	30,716	127,318	3,672	—	1,196,086

Note: The balances above include unamortized discounts on acquired loans of $1.8 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2021
Purchased credit impaired loans
Balance in allowance	$—	$9	$—	$—	$—	$—	$—	$9
Related loan balance	46	1,633	376	—	126	—	—	2,181
Individually evaluated for impairment:
Balance in allowance	$—	$3	$1,000	$—	$452	$—	$—	$1,455
Related loan balance	598	2,082	9,901	53	584	—	—	13,218
Collectively evaluated for impairment:
Balance in allowance	$1,143	$1,881	$8,239	$212	$1,433	$36	$248	$13,192
Related loan balance	107,339	197,515	631,940	30,342	130,198	4,462	—	1,101,796

Note: The balances above include unamortized discounts on acquired loans of $2.3 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2022 and for the year ended December 31, 2021. Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	September 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Charge-offs	—	—	(659)	—	(47)	(16)	—	(722)
Recoveries	1	16	6	—	2	37	—	62
Provision/(recovery)	157	98	(387)	14	273	34	230	419
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818
Nine Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(1,545)	(27)	(167)	(41)	—	(1,780)
Recoveries	—	56	22	6	13	42	—	139
Provision/(recovery)	(50)	34	447	57	160	49	106	803
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision/(recovery)	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

On March 27, 2020, the CARES Act was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00%, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Company received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The Paycheck Protection Program and Health Care Enhancement Act (“PPP/ HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The PPP loan funding program expired on May 31, 2021. The Company provided $95.1 million in funding to over 1,130 customers through the PPP, of which approximately $8.2 million remained outstanding as of December 31, 2021. There were no loans outstanding under the PPP at September 30, 2022. Because these loans were 100% guaranteed by the SBA and did not undergo the Company’s typical underwriting process, they were not graded and did not have an associated allocation for credit losses at that time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at September 30, 2022 and December 31, 2021. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
September 30, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$118,636	$222,647	$691,287	$30,671	$126,214	$3,325	$1,192,780
Marginal	—	—	4,873	—	1,122	347	6,342
Substandard	575	1,674	2,154	98	337	—	4,838
TOTAL	$119,211	$224,321	$698,314	$30,769	$127,673	$3,672	$1,203,960
Nonaccrual	$576	$1,243	$1,894	$—	$337	$—	$4,050

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
December 31, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$107,339	$199,037	$622,648	$30,159	$128,949	$3,960	$1,092,092
Marginal	46	507	12,819	183	1,364	502	15,421
Substandard	598	1,686	6,750	53	595	—	9,682
TOTAL	$107,983	$201,230	$642,217	$30,395	$130,908	$4,462	$1,117,195
Nonaccrual	$598	$1,293	$6,486	$—	$584	$—	$8,961

No loans were modified as a TDR during the three months ended September 30, 2022. There was one loan modified under the terms of a TDR during the nine months ended September 30, 2022. A summary of loans that were modified under the terms of a TDR during the three and nine months ended September 30, 2022 and 2021 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Three months ended September 30, 2022
Number of loans modified during the period	—	—	—	—	—	—	—
Pre-modification recorded balance	$—	$—	$—	$—	$—	$—	$—
Post- modification recorded balance	—	—	—	—	—	—	—
Nine months ended September 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48	$—	$—	$—	$—	$48
Post- modification recorded balance	—	48	—	—	—	—	48

Three months ended September 30, 2021
Number of loans modified during the period	—	—	1	—	—	—	1
Pre-modification recorded balance	$—	$—	$2,919	$—	$—	$—	$2,919
Post- modification recorded balance	—	—	2,907	—	—	—	2,907
Nine months ended September 30, 2021
Number of loans modified during the period	—	—	2	—	—	—	2
Pre-modification recorded balance	$—	$—	$3,197	$—	$—	$—	$3,197
Post- modification recorded balance	—	—	2,907	—	—	—	2,907

During the nine months ended September 30, 2022 and 2021, there were no loans modified as a TDR that subsequently defaulted during the periods ended September 30, 2022 and September 30, 2021 which had been modified as a TDR during the twelve months prior to default.

There were no loans secured by 1-4 family residential properties in the process of foreclosure at September 30, 2022. There were two loans secured by 1-4 family residential properties with aggregate balances of $345 thousand that were in the process of foreclosure at December 31, 2021.

The following tables include an aging analysis of the recorded investment of past due financing receivables as of September 30, 2022 and December 31, 2021:

							Recorded
							Investment
			Greater than			Total	>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Financing	Past Due
At September 30, 2022	Past Due	Past Due *	Past Due**	Past Due	Balance***	Receivables	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$575	$575	$118,636	$119,211	$—
Residential real estate	207	1,081	380	1,668	222,653	224,321	230
Nonresidential	427	—	311	738	697,576	698,314	—
Home equity loans	—	—	45	45	30,724	30,769	45
Commercial	—	7	—	7	127,666	127,673	—
Consumer and other loans	1	—	—	1	3,671	3,672	—
TOTAL	$635	$1,088	$1,311	$3,034	$1,200,926	$1,203,960	$275

* Includes $223 thousand of nonaccrual loans.

** Includes $1.0 million of nonaccrual loans.

*** Includes $2.8 million of nonaccrual loans.

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

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
September 30, 2022	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$—	$—	$—	$—	$—
Residential real estate	24	24	1	21	25
Nonresidential	—	—	—	—	—
Home equity loans	—	—	—	—	—
Commercial	337	348	32	279	367
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$361	$372	$33	$300	$392
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$575	$575	$5	$—	$533
Residential real estate	1,707	1,707	30	—	1,742
Nonresidential	4,092	4,092	241	—	4,776
Home equity loans	53	53	1	—	53
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$6,427	$6,427	$277	$—	$7,104
TOTAL	$6,788	$6,799	$310	$300	$7,496

Total impaired loans of $6.8 million at September 30, 2022 do not include PCI loan balances of $1.1 million, which are net of a remaining purchase discount of $413 thousand.

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

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	September 30, 2022	December 31, 2021
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,499	$2,613
Carrying amount	1,086	2,181
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$145,846	$203,596
Carrying amount	144,450	201,700
Total acquired loans
Outstanding balance	$147,345	$206,209
Carrying amount	145,536	203,881

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20 for the nine months ended September 30, 2022 and the year ended December 31, 2021:

Dollars in Thousands	September 30, 2022	December 31, 2021
Balance at beginning of period	$1,896	$3,361
Accretion	(500)	(1,464)
Other changes, net	—	(1)
Balance at end of period	$1,396	$1,896

During the three and nine months ended September 30, 2022, the Company recorded $12 thousand and $67 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30. During the three and nine months ended September 30, 2021, the Company recorded $9 thousand and $23 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

Non-accretable yield on PCI loans was $1.4 million at September 30, 2022 and December 31, 2021.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of September 30, 2022 and December 31, 2021.

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

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for a $422.0 million convertible advance credit facility from the FHLB. As of September 30, 2022, the Company had remaining credit availability of $396.1 million under this facility.

The following tables detail the advances the Company had outstanding with the FHLB at September 30, 2022 and December 31, 2021:

	September 30, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	214	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	805	1.99%	March 2026	Fixed, paid quarterly
Total advances	$25,819

	December 31, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	536	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	977	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,313

The Company did not have any short-term borrowings from the FHLB for the three and nine month periods ended September 30, 2022 and 2021. Borrowings from the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The lendable collateral value outstanding on these pledged loans totaled approximately $189.1 million and $181.8 million at September 30, 2022 and December 31, 2021, respectively.

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

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $636 thousand as of September 30, 2022, which was carried on the balance sheet net of a discount of $17 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (6.000% at September 30, 2022). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on November 30, 2022. The balance outstanding at September 30, 2022 and December 31, 2021 was $192 thousand and $120 thousand, respectively. Interest expense on the warehouse lines of credit was $18 thousand and $42 thousand, respectively, during the three and nine months ended September 30, 2022 and $21 thousand and $77 thousand, respectively, during the three and nine month periods ended September 30, 2021.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the Federal Reserve’s Paycheck Protection Program Liquidity Facility (“PPPLF”).  Under the terms of the PPPLF, the Company can borrow funds which are secured by the Company’s PPP loans.  During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPPLF. As of September 30, 2022, the Company did not have any outstanding advances under the PPPLF.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $117.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At September 30, 2022, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $3 thousand. At December 31, 2021, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $4 thousand and $5 thousand, respectively.

The Company has pledged investment securities available for sale with an amortized cost and fair value of $3.4 million and $2.8 million, respectively, with the FRB to secure Discount Window borrowings at September 30, 2022. The combined amortized cost and fair value of these pledged investment securities available for sale were $3.7 million at December 31, 2021. At September 30, 2022 and December 31, 2021, there were no outstanding borrowings under these facilities.

Maturities of debt are as follows (dollars in thousands):

2022	$5,350
2023	314
2024	20,008
2025	210
2026	39
Thereafter	22,912
$48,833

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

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	September 30, 2022	December 31, 2021
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$5,290	$6,009
Lease liability	5,688	6,372
Finance Lease Amounts
Right-of-use asset	$1,584	$1,687
Lease liability	2,036	2,125

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.46	7.99
Weighted average lease term - Finance Leases (Yrs.)	11.30	12.09
Weighted average discount rate - Operating Leases (1)	2.29%	2.24%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	September 30, 2022	September 30, 2021
Operating lease cost classified as premises and equipment	$286	$252
Finance lease cost classified as interest on borrowings	15	15
Nine Months Ended
Operating lease cost classified as premises and equipment	$858	$691
Finance lease cost classified as interest on borrowings	44	47

Operating outgoing cash flows from operating leases	$787	$643
Operating outgoing cash flows from finance leases	$134	$134
(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at September 30, 2022, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$966
One to three years	1,470
Three to five years	1,060
Over 5 years	2,905
Total undiscounted cash flows	6,401
Less: Discount	(713)
Lease Liabilities	$5,688

Finance Leases:
One year or less	$185
One to three years	393
Three to five years	407
Over 5 years	1,417
Total undiscounted cash flows	2,402
Less: Discount	(366)
Lease Liabilities	$2,036

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

A summary of stock option transactions with respect to such options for the nine months ended September 30, 2022 is as follows:

	September 30, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	5,761	$4.14	1.23
Granted	—	—	—
Exercised	(1,028)	4.14	—
Forfeited	—	—	—
Outstanding at end of period	4,733	$4.14	0.48	$22,482

Options exercisable at September 30, 2022	4,733	$4.14

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

A summary of stock option transactions with respect to such options for the nine months ended September 30, 2022 is as follows:

	September 30, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	128,147	$6.40	3.18
Granted	—	—	—
Exercised	(19,067)	5.83	—
Forfeited	(8,588)	6.48	—
Outstanding at end of period	100,492	$6.50	2.76	$240,168

Options exercisable at September 30, 2022	100,492	$6.50

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on September 30, 2022.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the three and nine months ended September 30, 2022 and 2021.

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

As of September 30, 2022, there were no remaining non-vested restricted stock awards under the Company Plan.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted was equal to the underlying fair value of the stock. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan during the three or nine months ended September 30, 2022. As a result of applying the provisions of ASC 718-10, during the nine months ended September 30, 2021, the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the restricted stock awards under the Company Plan. No restricted stock-based compensation expense was recognized during the three months ended September 30, 2021.

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

As of September 30, 2022, there were 18,669 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of September 30, 2022 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2021	28,000	$8.99
Awarded in 2022	—	—
Vested in 2022	(9,331)	8.99
Nonvested Awards September 30, 2022	18,669	$8.99

As a result of applying the provisions of ASC 718-10, during the three and nine months ended September 30, 2022, the Company recognized restricted stock-based compensation expense of $24 thousand, or $17 thousand net of tax, and $71 thousand, or $52 thousand net of tax, respectively, related to the restricted stock awards.  As a result of applying the provisions of ASC 718-10, during the three and nine months ended September 30, 2021, the Company recognized restricted stock-based compensation expense of $37 thousand, or $28 thousand net of tax, and $62 thousand, or $46 thousand net of tax, respectively, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 27, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $157 thousand at September 30, 2022. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 1.7 years.

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

The following table presents basic and diluted EPS for the three and nine months ended September 30, 2022 and 2021:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended September 30, 2022
Basic EPS	$4,110	17,962	$0.229
Effect of dilutive stock awards	—	32	—
Diluted EPS	$4,110	17,994	$0.228

For the nine months ended September 30, 2022
Basic EPS	$9,398	17,961	$0.523
Effect of dilutive stock awards	—	34	—
Diluted EPS	$9,398	17,995	$0.522

For the three months ended September 30, 2021
Basic EPS	$2,696	17,788	$0.152
Effect of dilutive stock awards	—	56	—
Diluted EPS	$2,696	17,844	$0.151

For the nine months ended September 30, 2021
Basic EPS	$5,946	17,758	$0.335
Effect of dilutive stock awards	—	42	—
Diluted EPS	$5,946	17,800	$0.334

Note 10. Regulatory Capital Requirements

The Company’s Subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s Subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s Subsidiaries’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s Subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors. Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the Federal Reserve Board, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of September 30, 2022 that the Company’s Subsidiaries met all capital adequacy requirements to which they are subject.

As of September 30, 2022, the most recent notification from the FDIC categorized the Company’s Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s Subsidiaries’ categories.

The Common Equity Tier 1, Tier 1 and Total capital ratios are calculated by dividing the respective capital amounts by risk-weighted assets. Risk-weighted assets are calculated based on regulatory requirements and include total assets, with certain exclusions, allocated by risk weight category, and certain off-balance-sheet items, among other things. The leverage ratio is calculated by dividing Tier 1 capital by adjusted quarterly average total assets, which exclude goodwill and other intangible assets, among other things.

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

The following table presents actual and required capital ratios as of September 30, 2022 and December 31, 2021 for the Company’s Subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2022 and December 31, 2021 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s Subsidiaries’ capital amounts and ratios as of September 30, 2022 and December 31, 2021 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$95,924	13.0%	$77,304	10.5%	$73,623	10.0%
Virginia Partners Bank	62,076	11.4%	57,233	10.5%	54,508	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	86,715	11.8%	62,580	8.5%	58,898	8.0%
Virginia Partners Bank	57,718	10.6%	46,332	8.5%	43,606	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	86,715	11.8%	51,536	7.0%	47,855	6.5%
Virginia Partners Bank	57,718	10.6%	38,156	7.0%	35,430	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	86,715	8.7%	39,916	4.0%	49,895	5.0%
Virginia Partners Bank	57,718	8.6%	26,772	4.0%	33,465	5.0%

As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$91,928	12.9%	$74,963	10.5%	$71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years. At September 30, 2022 and December 31, 2021, approximately $17.6 million and $14.2 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval. Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years. At September 30, 2022 and December 31, 2021, approximately $21.0 million and $17.9 million, respectively, was available for payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at September 30, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$12,784	$12,784	$—	$—	$12,784
Interest bearing deposits	210,935	210,935	—	—	210,935
Federal funds sold	24,573	24,573	—	—	24,573
Securities:
Available for sale	131,465	—	131,465	—	131,465
Loans held for sale	201	—	201	—	201
Loans, net of allowance for credit losses	1,190,142	—	—	1,119,240	1,119,240
Accrued interest receivable	4,035	—	4,035	—	4,035
Restricted stock	4,889	—	4,889	—	4,889
Other investments	4,864	—	4,864	—	4,864
Bank owned life insurance	18,592	—	18,592	—	18,592
Financial liabilities:
Deposits	$1,455,944	$—	$1,152,907	$294,000	$1,446,907
Accrued interest payable on deposits	189	—	189	—	189
FHLB advances	25,819	—	24,934	—	24,934
Subordinated notes payable	22,203	—	26,506	—	26,506
Other borrowings	811	—	—	811	811

Dollars are in thousands		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$12,887	$12,887	$—	$—	$12,887
Interest bearing deposits	297,902	297,902	—	—	297,902
Federal funds sold	28,040	28,040	—	—	28,040
Securities:
Available for sale	122,021	—	122,021	—	122,021
Loans held for sale	4,064	—	4,064	—	4,064
Loans, net of allowance for credit losses	1,102,539	—	—	1,089,812	1,089,812
Accrued interest receivable	4,313	—	4,313	—	4,313
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,065	—	5,065	—	5,065
Bank owned life insurance	18,254	—	18,254	—	18,254
Other real estate owned	837	—	—	837	837
Financial liabilities:
Deposits	$1,442,876	$—	$1,063,619	$380,245	$1,443,864
Accrued interest payable on deposits	280	—	280	—	280
FHLB advances	26,313	—	27,007	—	27,007
Subordinated notes payable	22,168	—	30,091	—	30,091
Other borrowings	755	—	—	755	755

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

Note 12. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”), which provides a framework for measuring and disclosing fair value under generally accepted accounting principles. ASC 820-10 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, available for sale investment securities) or on a nonrecurring basis (for example, impaired loans).

ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2022
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$13,502	$—	$13,502
Obligations of States and political subdivisions	—	25,619	—	25,619
Mortgage-backed securities	—	89,939	—	89,939
Subordinated debt investments	—	2,405	—	2,405
Total securities available for sale	$—	$131,465	$—	$131,465
December 31, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,451	$—	$6,451
Obligations of States and political subdivisions	—	31,126	—	31,126
Mortgage-backed securities	—	82,403	—	82,403
Subordinated debt investments	—	2,041	—	2,041
Total securities available for sale	$—	$122,021	$—	$122,021

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at September 30, 2022; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at September 30, 2022.

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

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of September 30, 2022 and December 31, 2021.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2022
Impaired loans	$—	$—	$3,216	$3,216
Total	$—	$—	$3,216	$3,216
December 31, 2021
Impaired loans	$—	$—	$4,653	$4,653
OREO	—	—	837	837
Total	$—	$—	$5,490	$5,490

The following tables present additional quantitative information about financial assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of September 30, 2022 and December 31, 2021:

September 30, 2022		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3,216	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$3,216

December 31, 2021		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$4,653	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
OREO	837	Appraisals or Listing Price	Discount to reflect current market conditions and estimated selling costs	8-10%
Total	$5,490

Note 13. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2022 or December 31, 2021.

Goodwill: The Company acquired goodwill in the purchases of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the three and nine month periods ended September 30, 2022 and the year ended December 31, 2021.

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

The following table provides changes for the nine months ended September 30, 2022, and the year ended December 31, 2021:

	September 30,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$2,060	$2,660
Amortization	(394)	(600)
Balance at the end of the period	$1,666	$2,060

The following table provides the remaining amortization expense for the core deposit intangible over the years indicated below:

September 30,
Dollars in Thousands	2022
2022	$125
2023	467
2024	415
2025	246
2026	182
Thereafter	231
$1,666

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

The following table provides changes in the net deposit discount for the nine months ended September 30, 2022 and the year ended December 31, 2021:

	September 30,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$(9)	$(23)
Accretion, net	6	14
Balance at the end of the period	$(3)	$(9)

The following table provides the remaining accretion for the net deposit discount over the years indicated below:

September 30,
Dollars in Thousands	2022
2022	$1
2023	2
$3

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the periods indicated below:

	September 30,	September 30,
	2022	2021
Nine Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$566	$1,149
Time deposits (2)	(6)	(11)
Core deposit intangible (3)	(394)	(455)
Note Payable (4)	(3)	(4)
Net impact to income before taxes	$163	$679

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expenses" section of "Non-interest Expense" in the Consolidated Statements of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

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

Other Noninterest Income

Other noninterest income consists of: fees, exchange, other service charges, safe deposit box rental fees, and other miscellaneous revenue streams. Fees and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily comprised of interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company cardholder uses a non-Company ATM or a non-Company cardholder uses a Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month. Safe deposit box rental fees are charged to the customer on an annual basis and recognized upon receipt of payment.

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

Note 15. Transaction with OceanFirst Financial Corporation

On November 4, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with OCFC and Coastal Merger Sub Corp., a Maryland corporation and a direct wholly owned subsidiary of OCFC (“Merger Sub”). Pursuant to the Merger Agreement, the Company was to be acquired by OCFC in a transaction whereby each share of Company common stock issued and outstanding immediately prior to the effective time, other than Exception Shares (as defined in the Merger Agreement), would be converted into the right to receive either (a) 0.4512 shares of common stock, par value $0.01 per share, of OCFC or (b) $10.00, in each case, at the election of the holder of the Company’s common stock, subject to (x) a maximum of forty percent (40%) of the shares of the Company’s common stock being convertible into cash and (y) the allocation and proration provisions of the Merger Agreement.

On November 9, 2022, the Company and OCFC entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the parties mutually agreed to terminate the Merger Agreement and transactions completed thereby. Each party will bear its own costs and expenses in connection with the terminated transaction, and neither party will pay a termination fee in connection with the termination of the Merger Agreement. The Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the Merger Agreement and the terminated transaction.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-

13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company does not expect the adoption of ASU 2022-02 to have a material impact on its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion compares the Company’s financial condition at September 30, 2022 to its financial condition at December 31, 2021 and the results of operations for the three and nine months ended September 30, 2022 and 2021.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, and the other information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (this “Quarterly Report”).  Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, statements regarding anticipated changes in the interest rate environments and the related impacts on the Company’s net interest margin, changes in economic conditions, the impacts of the COVID-19 pandemic, management’s belief regarding liquidity and capital resources, and statements that include other projections, predictions, expectations, or beliefs about future events or results or otherwise are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “expect,” “believe,” “estimate,” “plan,” “project,” “anticipate,” “intend,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	potential adverse consequences related to the termination of the merger agreement with OCFC, which may cause us to incur substantial costs that may adversely affect our business, reputation, financial results and the market price of our stock, including as a result of litigation;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client behavior, the Company’s funding costs and the Company’s loan and securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflict between Russia and Ukraine) or public health events (such as COVID-19), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;

●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market areas;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Partners’ product offerings;
●	changes in accounting principles, standards, rules and interpretations, and elections by the Company thereunder, and the related impact on the Company’s financial statements;
●	potential claims, damages, and fines related to litigation or government actions, including litigation or actions arising from the Company’s participation in and administration of programs related to the COVID-19 pandemic;
●	the effect of steps the Company takes in response to the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that may emerge, the distribution and efficacy of vaccines, the impact of loosening or tightening of government restrictions, the pace of recovery as the pandemic subsides and the heightened impact it has on many of the risks described herein;
●	legislative or regulatory changes and requirements;
●	the discontinuation of LIBOR and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2021 Annual Report on Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings which have been filed with the SEC and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to rely too heavily on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

As previously disclosed, on November 4, 2021, the Company and OCFC announced that they entered into a definitive agreement and plan of merger (the “Merger Agreement”) pursuant to which the Company was to merge into OceanFirst Bank, N.A., with OceanFirst Bank surviving, and following which Partners and Delmarva were each successively to merge with and into OCFC, with OCFC surviving each bank merger.  On November 9, 2022, the Company and OCFC entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the parties mutually agreed to terminate the Merger Agreement and transactions completed thereby. Each party will bear its own costs and expenses in connection with the terminated transaction, and neither party will pay a termination fee in connection with the termination of the Merger Agreement. The Termination Agreement also mutually releases the parties from any claims of liability to one another relating to the Merger Agreement and the terminated transaction.

Following the termination of the Merger Agreement, the Company expects to undertake a review of all strategic alternatives available to the Company to enhance returns to shareholders, including internal initiatives designed to drive targeted growth and to increase efficiency and operating performance, as well as other strategic transactions which may include a sale of the Company. The Company expects to communicate an update with respect to this strategic review in early 2023.

The Company believes that it is well-positioned to be successful in its banking markets, including the highly competitive Greater Washington market. The Company’s financial performance generally, and in particular the ability of its borrowers to repay their loans, the value of collateral securing those loans, as well as demand for loans and other products and services the Company offers, is highly dependent on the business environment in the Company’s primary markets where the Company operates and in the United States as a whole.

The ongoing COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries, and previously resulted in orders directing the closing or limited operation of certain businesses and restrictions on public gatherings. These events affected the Company’s operations during fiscal year 2021 and the first nine months of 2022, and, along with economic uncertainty caused by geopolitical conflicts such as the war in Ukraine and other events, are expected to impact the Company’s financial results throughout the remainder of fiscal year 2022 and into 2023.

Please refer to the “Provision for Credit Losses and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

The following discussion and analysis also identifies significant factors that have affected the Company’s financial position and operating results during the periods included in the consolidated financial statements accompanying this report. This “Management's Discussion and Analysis” should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Item 1 in this Quarterly Report, and the other information included in this Quarterly Report.

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

Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Virginia Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the Liberty Merger and the Virginia Partners Share Exchange in accordance with ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Virginia Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Virginia Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Virginia Partners Share Exchange. This assessment was performed during the fourth quarter of 2021, and resulted in no impairment of goodwill. Management considers the impact of changes in the financial markets and their impact on the Company and may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations. No impairment of goodwill was required for the nine months ended September 30, 2022 based on management’s assessment. See Note 13 – Goodwill and Intangible Assets of the unaudited consolidated financial statements included in this Quarterly Report for more information related to goodwill and intangible assets.

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

Results of Operations

Net income attributable to the Company was $4.1 million, or $0.23 per basic and diluted share, for the three months ended September 30, 2022, a $1.4 million, or 52.5%, increase when compared to net income attributable to the Company of $2.7 million, or $0.15 per basic and diluted share, for the same period in 2021.  Net income attributable to the Company was $9.4 million, or $0.52 per basic and diluted share, for the nine months ended September 30, 2022, a $3.5 million, or 58.0%, increase when compared to net income attributable to the Company of $5.9 million, or $0.33 per basic and diluted share, for the same period in 2021.

The Company’s results of operations for the three months ended September 30, 2022 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to a decrease in average interest-bearing deposit balances and lower rates paid, a decrease in average borrowings balances, an increase in average loan balances, an increase in yields earned on average cash and cash equivalents balances, and an increase in average investment securities balances and yields earned, which were partially offset by lower loan yields earned, and a decrease in average cash and cash equivalents balances. Net interest income was negatively impacted during the three months ended September 30, 2022 due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP of the SBA;
●	A higher net interest margin (tax equivalent basis); and
●	Recording no losses or operating expenses on OREO during the three months ended September 30, 2022.

Negative Impacts:

●	Recording a provision for credit losses as compared to a recovery of credit losses for the same period of 2021 due primarily to organic loan growth, which was partially offset by the current economic environment and the milder impact of the COVID-19 pandemic compared to September 30, 2021;
●	Recording losses on sales and calls of investment securities as compared to gains for the same period of 2021;
●	Reduced operating results from Virginia Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market, including opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021; and
●	Merger related expenses of $167 thousand were incurred during the three months ended September 30, 2022 in connection with the Company’s terminated merger with OCFC.

The Company’s results of operations for the nine months ended September 30, 2022 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to lower rates paid on average interest-bearing deposit balances, a decrease in average borrowings balances, an increase in average loan balances, an increase in average cash and cash equivalents balances and yields earned, and an increase in average investment securities balances and yields earned, which were partially offset by lower loan yields earned, and an increase in average interest-bearing deposit balances.

Net interest income was negatively impacted during the nine months ended September 30, 2022 due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP;
●	A higher net interest margin (tax equivalent basis);
●	A significantly lower provision for credit losses due to the current economic environment and the milder impact of the COVID-19 pandemic compared to September 30, 2021; and
●	Recording gains on OREO as compared to losses for the same period of 2021.

Negative Impacts:

●	Recording losses on sales and calls of investment securities as compared to gains for the same period of 2021;
●	Reduced operating results from Virginia Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Expenses associated with Virginia Partners’ new key hires and expansion into the Greater Washington market, including opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and Delmarva opening its twelfth full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021; and
●	Merger related expenses of $720 thousand were incurred during the nine months ended September 30, 2022 in connection with the Company’s terminated merger with OCFC.

For the three months ended September 30, 2022, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.98%, 12.01% and 64.00%, respectively, as compared to 0.66%, 7.79% and 73.81%, respectively, for the same period in 2021.

For the nine months ended September 30, 2022, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.75%, 9.23% and 69.96%, respectively, as compared to 0.50%, 5.86% and 73.46%, respectively, for the same period in 2021.

The increase in net income attributable to the Company for the three months ended September 30, 2022, as compared to the same period in 2021, was driven by an increase in net interest income and lower other expenses, and was partially offset by a higher provision for credit losses, a decrease in other income and higher federal and state income taxes.

The increase in net income attributable to the Company for the nine months ended September 30, 2022, as compared to the same period in 2021, was driven by an increase in net interest income and a lower provision for credit losses, and was partially offset by a decrease in other income, higher other expenses, and higher federal and state income taxes.

Financial Condition

Total assets as of September 30, 2022 were $1.65 billion, an increase of $5.7 million, or 0.3%, from December 31, 2021.  Key drivers of this change were increases in investment securities available for sale, at fair value, and total loans held for investment, which were partially offset by decreases in cash and cash equivalents.  Changes in key balance sheet components as of September 30, 2022 compared to December 31, 2021 were as follows:

●	Interest bearing deposits in other financial institutions as of September 30, 2022 were $210.9 million, a decrease of $87.0 million, or 29.2%, from December 31, 2021. Key drivers of this change were an increase in investment securities available for sale, at fair value, and total loan growth outpacing total deposit growth;
●	Federal funds sold as of September 30, 2022 were $24.6 million, a decrease of $3.5 million, or 12.4%, from December 31, 2021. Key drivers of this change were the aforementioned items noted in the analysis of interest bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of September 30, 2022 were $131.5 million, an increase of $9.4 million, or 7.7%, from December 31, 2021. Key drivers of this change were management of the investment securities portfolio in light of the Company’s liquidity needs, which were partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio;
●	Loans, net of unamortized discounts on acquired loans of $1.8 million as of September 30, 2022 were $1.20 billion, an increase of $86.8 million, or 7.8%, from December 31, 2021. The key driver of this change was an increase in organic growth, including growth of approximately $46.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $8.2 million under round two of the PPP. As of September 30, 2022, there were no loans under round two of the PPP that were still outstanding;
●	Total deposits as of September 30, 2022 were $1.46 billion, an increase of $13.1 million, or 0.9%, from December 31, 2021. Key drivers of this change were organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, and customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty and volatility in stock and other investment markets;
●	Total borrowings as of September 30, 2022 were $48.8 million, a decrease of $404 thousand, or 0.8%, from December 31, 2021. Key drivers of this change was a decrease in long-term borrowings with the FHLB resulting from scheduled principal curtailments, which was partially offset by an increase in Virginia Partners’ majority owned subsidiary JMC’s warehouse line of credit with another financial institution; and
●	Total stockholders’ equity as of September 30, 2022 was $133.8 million, a decrease of $7.6 million, or 5.4%, from December 31, 2021. The key driver of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the nine months ended September 30, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

Delmarva's Tier 1 leverage capital ratio was 8.7% at September 30, 2022 as compared to 8.1% at December 31, 2021.  At September 30, 2022, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 11.8% and 13.0%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2021.

Virginia Partners’ Tier 1 leverage capital ratio was 8.6% at September 30, 2022 as compared to 8.5% at December 31, 2021.  At September 30, 2022, Virginia Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.6% and 11.4%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.3% and 12.0%, respectively, at December 31, 2021.

As of September 30, 2022, all of the capital ratios of Delmarva and Virginia Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Virginia Partners’ capital ratios and requirements.

At September 30, 2022, nonperforming assets totaled $4.3 million, a decrease from December 31, 2021 balances of $9.8 million. The primary drivers of this decrease were decreases in nonaccrual loans and OREO, net, which were partially offset by an increase in loans past due 90 days or more and still accruing interest.  Nonaccrual loans totaled approximately $4.1 million at September 30, 2022, as compared to $9.0 million at December 31, 2021.  Loans past due 90 days or more and still accruing interest totaled $275 thousand at September 30, 2022, as compared to $0 at December 31, 2021.  OREO, net as of September 30, 2022 totaled $0, as compared to $837 thousand at December 31, 2021.  Nonperforming loans as a percentage of total assets was 0.26% at September 30, 2022, as compared to 0.54% at December 31, 2021.  Nonperforming assets to total assets as of September 30, 2022 was 0.26%, as compared to 0.60% at December 31, 2021.  Loans classified as TDRs totaled $5.1 million at September 30, 2022, as compared to $7.9 million at December 31, 2021, representing a decrease of $2.8 million during the first nine months of 2022.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during the second and third quarters of 2022, one loan relationship that was classified as a TDR was partially charged-off, reducing the balance in total by approximately $1.3 million, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR during the second quarter of 2022.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Net charge-offs were $660 thousand, or 0.22% of average total loans (annualized), for the three months ended September 30, 2022, as compared to $249 thousand, or 0.09% of average total loans (annualized), for the same period of 2021.  Net charge-offs were $1.6 million, or 0.19% of average total loans (annualized), for the nine months ended September 30, 2022, as compared to $740 thousand, or 0.09% of average total loans (annualized), for the same period of 2021.  The allowance for credit losses to total loans ratio was 1.15% at September 30, 2022, as compared to 1.31% at December 31, 2021.  In addition to the allowance for credit losses, as of September 30, 2022 and December 31, 2021, the Company had $1.8 million and $2.3 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Virginia Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months	Nine Months
	Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2022	2022	2021
Yield on earning assets (annualized)	4.03%	3.68%	3.60%
Return on average assets (annualized)	0.98%	0.75%	0.46%
Return on average equity (annualized)	12.01%	9.23%	5.43%
Average equity to average assets	8.12%	8.13%	8.52%

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

Net income attributable to the Company was $4.1 million and $9.4 million for the three and nine months ended September 30, 2022, respectively, as compared to net income attributable to the Company of $2.7 million and $5.9 million, respectively, for the same periods of 2021.

The following is a summary of the results of operations by the Company for the three and nine months ended September 30, 2022 and 2021.

Summary of Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Dollars in Thousands)
Net interest income	$14,875	$11,904	$39,669	$34,528
Provision for (recovery of) credit losses	419	(30)	803	2,568
Provision for income taxes	1,292	839	2,914	1,847
Noninterest income	1,241	2,076	3,986	6,543
Noninterest expense	10,347	10,359	30,648	30,284
Total income	17,698	16,157	48,619	48,028
Total expenses	13,640	13,345	39,329	41,656
Net income	4,058	2,812	9,290	6,372
Net income attributable to Partners Bancorp	4,110	2,696	9,398	5,946
Basic earnings per share	0.229	0.152	0.523	0.335
Diluted earnings per share	0.228	0.151	0.522	0.334

Interest Income and Expense – Three Months Ended September 30, 2022 and 2021

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

Net interest income in the third quarter of 2022 increased by $3.0 million, or 25.0%, when compared to the third quarter of 2021.  The Company’s net interest margin (tax equivalent basis) increased to 3.64%, representing an increase of 62 basis points for the three months ended September 30, 2022 as compared to the same period in 2021.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of loans, higher average balances of and yields earned on investment securities, higher yields earned on average interest bearing deposits in other financial institutions and federal funds sold, and lower average balances of and rates paid on interest-bearing liabilities, which were partially offset by a decrease in the yields earned on average loans, due primarily to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, and lower average balances of interest bearing deposits in other financial institutions and federal funds sold.  Total interest income increased by $2.4 million, or 16.9%, for the three months ended September 30, 2022, while total interest expense decreased by $595 thousand, or 27.3%, both as compared to the same period in 2021.

The most significant factors impacting net interest income during the three month period ended September 30, 2022 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, which was partially offset by the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment;

●	Decrease in average interest bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth and higher investment securities balances, and higher yields on each due to higher interest rates over the comparable periods;
●	Decrease in average interest-bearing deposit balances and lower rates paid, primarily due to scheduled maturities of higher cost time deposits that were not replaced, partially offset by organic deposit growth in money market and savings accounts, and lower rates paid on average interest bearing demand, money market and time deposits; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments.

Negative Impacts:

●	Lower loan yields, primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by repricing of variable rate loans and higher average yields on new loan originations.

Loans

Average loan balances increased by $81.9 million, or 7.5%, and average yields earned decreased by 0.09% to 4.77% for the three months ended September 30, 2022, as compared to the same period in 2021.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $53.3 million related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The decrease in average yields earned was primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by repricing of variable rate loans and higher average yields on new loan originations.  Total average loans were 72.3% of total average interest-earning assets for the three months ended September 30, 2022, compared to 69.4% for the three months ended September 30, 2021.

Investment securities

Average total investment securities balances increased by $27.5 million, or 21.6%, and average yields earned increased by 0.31% to 2.30% for the three months ended September 30, 2022, as compared to the same period in 2021.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment.  During the third quarter of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 9.5% of total average interest-earning assets for the three months ended September 30, 2022, compared to 8.1% for the three months ended September 30, 2021.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $33.8 million, or 3.6%, and average rates paid decreased by 0.23% to 0.47% for the three months ended September 30, 2022, as compared to the same period in 2021, primarily due to scheduled maturities of higher cost time deposits that were not replaced, partially offset by organic deposit growth in money market and savings accounts, including average growth of approximately $12.4 million in interest-bearing deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on interest bearing demand, money market and time deposits.

Borrowings

Average total borrowings decreased by $697 thousand, or 1.4%, and average rates paid increased by 0.09% to 4.01% for the three months ended September 30, 2022, as compared to the same period in 2021. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments. The increase in average rates paid was primarily due to the decrease in the average balance of FHLB advances which was a lower cost interest-bearing liability.

Interest Income and Expense – Nine Months Ended September 30, 2022 and 2021

Net interest income and net interest margin

Net interest income during the first nine months of 2022 increased by $5.1 million, or 14.9%, when compared to the first nine months of 2021.  The Company’s net interest margin (tax equivalent basis) increased to 3.27%, representing an increase of 22 basis points for the nine months ended September 30, 2022 as compared to the same period in 2021.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of loans, higher average balances of and yields earned on investment securities, higher average balances of and yields earned on interest bearing deposits in other financial institutions, higher yields earned on average federal funds sold, and lower rates paid on average interest-bearing liabilities, which were partially offset by a decrease in the yields earned on average loans, due primarily to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP, lower average balances of federal funds sold, and higher average balances of interest-bearing liabilities.  Total interest income increased by $3.1 million, or 7.6%, for the nine months ended September 30, 2022, while total interest expense decreased by $2.0 million, or 28.6%, both as compared to the same period in 2021.

The most significant factors impacting net interest income during the nine months ended September 30, 2022 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, which was partially offset by the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment;
●	Increase in average interest bearing deposits in other financial institutions, partially offset by a decrease in average federal funds sold, primarily due to deposit growth outpacing loan growth, and higher yields on each due to higher interest rates over the comparable periods;
●	Decrease in the rate paid on average interest-bearing deposit balances, primarily due to a decrease in the average rate paid on interest bearing demand, money market and time deposits, partially offset by increases in average interest-bearing deposit balances, primarily due to organic deposit growth; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the PPPLF in which the loans under the PPP originated by the Company were previously pledged as collateral, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, partially offset by higher rates paid. The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the PPPLF, both of which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Negative Impacts:

●	Lower loan yields, primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by the repricing of variable rate loans and higher average yields on new loan originations.

Loans

Average loan balances increased by $74.5 million, or 6.9%, and average yields earned decreased by 0.24% to 4.66% for the nine months ended September 30, 2022, as compared to the same period in 2021.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $53.9 million related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The decrease in average yields earned was primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by the repricing of variable rate loans and higher average yields on new loan originations.  Total average loans were 71.0% of total average interest-earning assets for the nine months ended September 30, 2022, compared to 70.8% for the nine months ended September 30, 2021.

Investment securities

Average total investment securities balances increased by $15.9 million, or 12.3%, and average yields earned increased by 0.34% to 2.20% for the nine months ended September 30, 2022, as compared to the same period in 2021.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment.  During the first nine months of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 8.9% of total average interest-earning assets for the nine months ended September 30, 2022, compared to 8.5% for the nine months ended September 30, 2021.

Interest-bearing deposits

Average total interest-bearing deposit balances increased by $16.5 million, or 1.8%, and average rates paid decreased by 0.28% to 0.50% for the nine months ended September 30, 2022, as compared to the same period in 2021, primarily due to organic deposit growth, including average growth of approximately $20.5 million in interest-bearing deposits related to Virginia Partners’ recent expansion into the Greater Washington market, and a decrease in the average rate paid on interest bearing demand, money market and time deposits.

Borrowings

Average total borrowings decreased by $12.6 million, or 20.4%, and average rates paid increased by 0.52% to 4.03% for the nine months ended September 30, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the PPPLF in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the PPPLF, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC raised Federal Funds target rates by 50 basis points in May 2022, 75 basis points in June 2022, 75 basis points in July 2022, 75 basis points in September 2022 and 75 basis points in November 2022. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC currently projects an aggressive path of rate increases, with rate increases targeted at the remaining FOMC meeting in December 2022. The FOMC’s current Federal

Funds target rate range is 3.75% to 4.00%. As a result, long-term interest rates have increased. The Company anticipates that the current and projected interest rate environment will lead to an expanded net interest margin for the Company. In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	September 30, 2022			September 30, 2021
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$15,349	$—	—%	$15,881	$—	—%
Interest Bearing Deposits From Banks	215,572	1,137	2.09%	252,363	95	0.15%
Taxable Securities (1)	125,557	668	2.11%	92,694	364	1.56%
Tax-exempt Securities (2)	29,119	228	3.11%	34,512	274	3.15%
Total Investment Securities (1) (2)	154,676	896	2.30%	127,206	638	1.99%
Federal Funds Sold	64,804	353	2.16%	86,472	25	0.11%
Loans: (3)
Commercial and Industrial (4)	131,482	1,766	5.33%	152,582	2,179	5.67%
Real Estate (4)	1,021,247	12,064	4.69%	917,056	10,985	4.75%
Consumer (4)	2,175	32	5.84%	2,962	42	5.63%
Keyline Equity (4)	17,101	237	5.50%	17,183	155	3.58%
Visa Credit Card	—	—	—%	—	—	—%
State and Political	870	11	5.02%	981	12	4.85%
Keyline Credit	110	6	21.64%	123	6	19.35%
Other Loans	2,118	5	0.94%	2,355	4	0.67%
Total Loans (2)	1,175,103	14,121	4.77%	1,093,242	13,383	4.86%
Allowance For Credit Losses	14,136			15,219
Unamortized Discounts on Acquired Loans	1,873			3,055
Total Loans, Net	1,159,094			1,074,968
Other Assets	62,242			72,664
Total Assets/Interest Income	$1,671,737	$16,507		$1,629,554	$14,141

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non-interest Bearing Demand	$577,922	$—	—%	$498,646	$—	—%
Interest Bearing Demand	148,479	89	0.24%	135,841	105	0.31%
Money Market Accounts	283,702	134	0.19%	245,085	150	0.24%
Savings Accounts	151,740	56	0.15%	131,415	52	0.16%
All Time Deposits	313,660	792	1.00%	419,020	1,332	1.26%
Total Interest Bearing Deposits	897,581	1,071	0.47%	931,361	1,639	0.70%
Total Deposits	1,475,503			1,430,007
Borrowings	26,292	128	1.93%	27,020	135	1.98%
Notes Payable	22,818	368	6.40%	22,787	388	6.76%
Lease Liability	2,055	15	2.90%	2,174	15	2.74%
Other Liabilities	9,362	—		10,368	—
Stockholder's Equity	135,707	—		137,198	—
Total Liabilities & Equity/Interest Expense	$1,671,737	$1,582		$1,629,554	$2,177

Earning Assets/Interest Income (2)	$1,625,504	$16,507	4.03%	$1,575,164	$14,141	3.56%
Interest Bearing Liabilities/Interest Expense	$948,746	$1,582	0.66%	$983,342	$2,177	0.88%
Net interest income		$14,925			$11,964

Net Yield on Interest Earning Assets			3.64%			3.01%
Earning Assets/Interest Expense			0.39%			0.55%
Net Interest Spread (2)			3.37%			2.68%
Net Interest Margin (2)			3.64%			3.01%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.

(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $48 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the three months ended September 30, 2022 and $58 thousand and $2 thousand, respectively, for the three months ended September 30, 2021.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

	Nine Months Ended			Nine Months Ended
	September 30, 2022			September 30, 2021
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$16,095	$—	—%	$16,085	$—	—%
Interest Bearing Deposits From Banks	257,344	1,734	0.90%	237,224	199	0.11%
Taxable Securities (1)	116,042	1,699	1.96%	94,503	962	1.36%
Tax‑exempt Securities (2)	29,299	690	3.15%	34,863	838	3.21%
Total Investment Securities (1) (2)	145,341	2,389	2.20%	129,366	1,800	1.86%
Federal Funds Sold	53,273	433	1.09%	62,948	44	0.09%
Loans: (3)
Commercial and Industrial (4)	134,680	5,175	5.14%	159,372	7,195	6.04%
Real Estate (4)	998,433	34,315	4.60%	890,596	31,771	4.77%
Consumer (4)	2,403	98	5.45%	3,232	143	5.92%
Keyline Equity (4)	17,485	577	4.41%	16,610	449	3.61%
Visa Credit Card	—	—	—%	64	1	2.09%
State and Political	895	33	4.93%	755	30	5.31%
Keyline Credit	120	22	24.51%	128	24	25.07%
Other Loans	1,193	9	1.01%	9,910	12	0.16%
Total Loans (2)	1,155,209	40,229	4.66%	1,080,667	39,625	4.90%
Allowance For Credit Losses	14,412			14,741
Unamortized Discounts on Acquired Loans	2,025			3,464
Total Loans, Net	1,138,772			1,062,462
Other Assets	63,985			71,840
Total Assets/Interest Income	$1,674,810	$44,785		$1,579,925	$41,668

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$560,279	$—	—%	$470,019	$—	—%
Interest Bearing Demand	149,809	248	0.22%	123,706	315	0.34%
Money Market Accounts	279,547	356	0.17%	231,035	509	0.29%
Savings Accounts	147,947	160	0.14%	124,520	147	0.16%
All Time Deposits	340,528	2,676	1.05%	422,052	4,263	1.35%
Total Interest Bearing Deposits	917,831	3,440	0.50%	901,313	5,234	0.78%
Total Deposits	1,478,110			1,371,332
Borrowings	26,329	378	1.92%	37,604	484	1.72%
Notes Payable	22,812	1,102	6.46%	24,098	1,192	6.61%
Lease Liability	2,084	44	2.82%	2,203	47	2.85%
Other Liabilities	9,306	—		9,058	—
Stockholder's Equity	136,169	—		135,630	—
Total Liabilities & Equity/Interest Expense	$1,674,810	$4,964		$1,579,925	$6,957

Earning Assets/Interest Income (2)	$1,627,262	$44,785	3.68%	$1,526,290	$41,668	3.65%
Interest Bearing Liabilities/Interest Expense	$969,056	$4,964	0.68%	$965,218	$6,957	0.96%
Net interest income		$39,821			$34,711

Net Yield on Interest Earning Assets			3.27%			3.04%
Earning Assets/Interest Expense			0.41%			0.61%
Net Interest Spread (2)			2.99%			2.69%
Net Interest Margin (2)			3.27%			3.04%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.

(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $97 thousand and $5 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the nine months ended September 30, 2022 and $177 thousand and $6 thousand, respectively, for the nine months ended September 30, 2021.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

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

Rate and Volume Analysis

Three Months Ended September 30, 2022 Versus September 30, 2021

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$1,002	$(264)	$738
Investment securities
Taxable	129	175	304
Exempt from Federal income tax	(43)	(3)	(46)
Federal funds sold	(6)	334	328
Other interest income	(14)	1,056	1,042
Total interest income	1,068	1,298	2,366
Interest Bearing Liabilities
Interest bearing deposits	(59)	(509)	(568)
Notes payable and leases	(1)	(19)	(20)
Funds purchased	(4)	(3)	(7)
Total Interest Expense	(64)	(531)	(595)
Net Interest Income	$1,132	$1,829	$2,961

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Nine Months Ended September 30, 2022 Versus September 30, 2021

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$2,733	$(2,129)	$604
Investment securities
Taxable	219	518	737
Exempt from Federal income tax	(134)	(14)	(148)
Federal funds sold	(7)	396	389
Other interest income	17	1,518	1,535
Total interest income	2,828	289	3,117
Interest Bearing Liabilities
Interest bearing deposits	96	(1,890)	(1,794)
Notes payable and leases	(66)	(27)	(93)
Funds purchased	(145)	39	(106)
Total Interest Expense	(115)	(1,878)	(1,993)
Net Interest Income	$2,943	$2,167	$5,110

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At September 30, 2022 and December 31, 2021, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 24.6% and 27.0% at September 30, 2022 and December 31, 2021, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At September 30, 2022, the Company’s allowance for credit losses was $13.8 million, or 1.15% of total outstanding loans. At December 31, 2021, the Company's allowance for credit losses was $14.7 million, or 1.31% of total outstanding loans. The Company’s provision for credit losses in the third quarter of 2022 was $419 thousand, an increase of $449 thousand, or 1,496.7%, when compared to the reversal of credit losses of $30 thousand in the third quarter of 2021. The increase in the provision for credit losses during the three months ended September 30, 2022, as compared to the same period of 2021, was primarily due to organic loan growth, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status and higher net charge-offs, which were partially offset by a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment. The Company’s provision for credit losses during the first nine months of 2022 was $803 thousand, a decrease of $1.8 million, or 68.7%, when compared to the provision for credit losses of $2.6 million during the first nine months of 2021. The decrease in the provision for credit losses during the nine months ended September 30, 2022, as compared to the same period of 2021, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment, and the reversal of a specific reserve on one loan relationship due to a large principal curtailment and improved performance, which were partially offset by higher net charge-offs, loans acquired in the Virginia Partners acquisition that have converted from acquired to originated status, and organic loan growth.

The provision for credit losses during the three and nine months ended September 30, 2022, as well as the allowance for credit losses as of September 30, 2022, represents management’s best estimate of the impact of the COVID-19 pandemic as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors and economic trends and their potential effect on asset quality. As of September 30, 2022, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic or current macroeconomic factors. In addition, as of September 30, 2022, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.

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

The following tables illustrate the Company’s past due and nonaccrual loans at September 30, 2022 and December 31, 2021:

Past Due and Nonaccrual Loans

At September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	30 - 89 Days	Greater than 90 Days	Total
September 30, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$575	$575	$576
Residential real estate	1,288	380	1,668	1,243
Nonresidential	427	311	738	1,894
Home equity loans	—	45	45	—
Commercial	7	—	7	337
Consumer and other loans	1	—	1	—
TOTAL	$1,723	$1,311	$3,034	$4,050

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$598	$598	$598
Residential real estate	903	361	1,264	1,293
Nonresidential	—	2,915	2,915	6,486
Home equity loans	160	—	160	—
Commercial	46	77	123	584
Consumer and other loans	15	—	15	—
TOTAL	$1,124	$3,951	$5,075	$8,961

Total nonaccrual loans at September 30, 2022 were $4.1 million, which reflects a decrease of $4.9 million from $9.0 million at December 31, 2021. Management believes the relationships on nonaccrual were adequately reserved at September 30, 2022.  TDRs not past due more than 90 days or on nonaccrual at September 30, 2022 amounted to $2.4 million, as compared to $3.9 million at December 31, 2021.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off, which were partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a performing TDR during the second quarter of 2022.  Total TDRs decreased $2.8 million to $5.1 million at September 30, 2022, compared to $7.9 million at December 31, 2021.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during the second and third quarters of 2022, one loan relationship that was classified as a TDR was partially charged-off, reducing the balance in total by approximately $1.3 million, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR during the second quarter of 2022.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at September 30, 2022 was $4.3 million compared to $9.8 million at December 31, 2021. The Company's ratio of nonperforming assets to total assets was 0.26% at September 30, 2022 compared to 0.60% at December 31, 2021. As noted above, there was a decrease in nonaccrual loans during the nine months ended September 30, 2022. Loans past due 90 days or more and accruing were $275 thousand as of September 30, 2022, as compared to $0 as of December 31, 2021. OREO, net decreased during the nine months ended September 30, 2022 by $837 thousand from December 31, 2021. There were two properties with aggregate values of $837 thousand that were sold at a gain of $7 thousand during the first quarter of 2022.

It is likely that the COVID-19 pandemic and the economic disruption related to it as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession will continue to negatively impact the Company’s financial position and results of operations throughout the remainder of fiscal year 2022.

The following tables provide additional information on the Company’s nonperforming assets at September 30, 2022 and December 31, 2021.

Nonperforming Assets

At September 30, 2022 and December 31, 2021

(Dollars in thousands)

	September 30,	December 31,
	2022	2021
Nonperforming assets:
Nonaccrual loans	$4,050	$8,961
Loans past due 90 days or more and accruing	275	—
Total nonperforming loans (NPLs)	$4,325	$8,961
Other real estate owned (OREO)	—	837
Total nonperforming assets (NPAs)	$4,325	$9,798
Performing TDR's and TDR's 30-89 days past due	$2,620	$3,922
NPLs/Total Assets	0.26%	0.54%
NPAs/Total Assets	0.26%	0.60%
NPAs and TDRs/Total Assets	0.42%	0.83%
Allowance for credit losses/Nonaccrual Loans	341.19%	163.55%
Allowance for credit losses/NPLs	319.49%	163.55%
Nonaccrual loans to total loans outstanding	0.34%	0.81%

Nonperforming Loans by Type

At September 30, 2022 and December 31, 2021

(Dollars in thousands)

	September 30,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$576	$598
Residential real estate	1,473	1,293
Nonresidential	1,894	6,486
Home equity loans	45	—
Commercial	337	584
Consumer and other loans	—	—
Total	$4,325	$8,961

The following tables provide data related to loan balances and the allowance for credit losses for the nine months ended September 30, 2022 and the year ended December 31, 2021.

Allowance for Credit Losses Data

At September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Average loans outstanding	$1,155,209	$1,089,069
Total loans outstanding	1,203,960	1,117,195
Total nonaccrual loans	4,050	8,961
Net loans charged off	1,641	870
Provision for credit losses	803	2,323
Allowance for credit losses	13,818	14,656
Allowance as a percentage of total loans outstanding	1.1%	1.3%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.3%	0.8%
Allowance as a percentage of nonaccrual loans outstanding	341.2%	163.6%

The following tables represent the activity of the allowance for credit losses for the three and nine months ended September 30, 2022 and 2021 by loan type:

Allowance for Credit Losses and Recorded Investments in Financing Receivables

At September 30, 2022 and 2021

(Dollars in Thousands)

	September 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Charge-offs	—	—	(659)	—	(47)	(16)	—	(722)
Recoveries	1	16	6	—	2	37	—	62
Provision	157	98	(387)	14	273	34	230	419
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818
Nine Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(1,545)	(27)	(167)	(41)	—	(1,780)
Recoveries	—	56	22	6	13	42	—	139
Provision	(50)	34	447	57	160	49	106	803
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818

	September 30, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,038	$2,206	$8,654	$228	$1,803	$32	$1,348	$15,309
Charge-offs	—	(11)	(138)	—	(91)	(23)	—	(263)
Recoveries	—	6	—	—	2	7	—	15
Provision	88	(50)	565	40	187	21	(881)	(30)
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031
Nine Months Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(570)	(6)	(185)	(46)	—	(846)
Recoveries	1	22	53	—	11	19	—	106
Provision	222	(183)	2,014	3	132	27	353	2,568
Ending Balance	$1,126	$2,151	$9,081	$268	$1,901	$37	$467	$15,031

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At September 30, 2022 and December 31, 2021

(Dollars in thousands)

	September 30,			December 31,
	2022			2021
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$119,211	$1,093	10%	$107,983	$1,143	10%
Residential real estate	224,321	1,983	19%	201,230	1,893	18%
Nonresidential	698,314	8,163	58%	642,217	9,239	57%
Home equity loans	30,769	248	3%	30,395	212	3%
Commercial	127,673	1,891	10%	130,908	1,885	12%
Consumer and other loans	3,672	86	0%	4,462	36	0%
Unallocated	—	354	—%	—	248	—%
	$1,203,960	$13,818	100%	$1,117,195	$14,656	100%

Additional information related to net charge-offs (recoveries) is presented in the table below for the periods indicated.

Net Charge-Off Ratio

At September 30, 2022 and 2021

(Dollars in Thousands)

	September 30,			September 30,
	2022			2021

			Net	Net		Net
	Net		Charge-Off			Charge-Off
	Charge-Offs	Average	Ratio	Charge-Offs	Average	Ratio
Quarter Ended	(Recoveries)	Loans	(Annualized)	(Recoveries)	Loans	(Annualized)
Real Estate Mortgage
Construction and land development	$(1)	$117,185	(0.00)%	$—	$91,942	—%
Residential real estate	(16)	223,179	(0.03)%	5	214,202	0.01%
Nonresidential	653	672,550	0.39%	138	601,379	0.09%
Home equity loans	—	27,797	—%	—	29,098	—%
Commercial	45	131,157	0.14%	89	152,555	0.23%
Consumer and other loans	(21)	3,235	(2.58)%	16	4,066	1.56%
Total Loans Receivable	$660	$1,175,103	0.22%	$248	$1,093,242	0.09%

Nine Months Ended
Real Estate Mortgage
Construction and land development	$—	$107,199	—%	$(1)	$86,413	(0.00)%
Residential real estate	(56)	215,307	(0.03)%	17	209,989	0.01%
Nonresidential	1,523	666,722	0.31%	517	592,529	0.12%
Home equity loans	21	27,814	0.10%	6	28,835	0.03%
Commercial	154	134,666	0.15%	174	158,777	0.15%
Consumer and other loans	(1)	3,501	(0.04)%	27	4,124	0.88%
Total Loans Receivable	$1,641	$1,155,209	0.19%	$740	$1,080,667	0.09%

The Company continues to closely monitor credit risk and its exposure to increased loan losses resulting from the impact of the COVID-19 pandemic on its borrowers.  The Company has identified nine specific higher risk industries for credit exposure monitoring during this crisis.

The table below identifies these higher risk industries and the Company’s exposure to them as of September 30, 2022.

Exposure to Higher Risk Industries

At September 30, 2022

(Dollars in Thousands)

			As a percentage of
	Loan balances	Number of loans	total loan balances
Higher Risk Industries	outstanding	outstanding	outstanding (%)*
Hospitality (Hotels)	$80,606	32	6.70%
Amusement Services	16,115	16	1.34
Restaurants	66,855	65	5.55
Retail Commercial Real Estate	33,052	40	2.75
Movie Theatres	6,136	2	0.51
Charter Boats/Cruises	1,702	3	0.14
Commuter Services	44	4	0
Manufacturing/Distribution	2,112	6	0.18
Totals	$206,622	168	17.17%
* Excludes loans originated under the PPP of the SBA.

As of September 30, 2022, there were no loans within these higher risk industries with respect to which the Company has granted loan payment deferrals.

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended September 30, 2022 decreased by $834 thousand, or 40.2%, when compared to the three months ended September 30, 2021.  Key changes in the components of noninterest income for the three months ended September 30, 2022, as compared to the same period in 2021, are as follows:

●	Service charges on deposit accounts increased by $30 thousand, or 13.3%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2021;
●	Losses on sales and calls of investment securities increased by $8 thousand, or 310.1%, due primarily to Virginia Partners recording losses of $5 thousand on sales or calls of investment securities during the third quarter of 2022, as compared to recording no losses on sales or calls of investment securities during the same period of 2021. In addition, during the third quarter of 2021, Delmarva recorded gains of $3 thousand on sales or calls of investment securities, as compared to recording no gains on sales or calls of investment securities during the same period of 2022;
●	Mortgage banking income decreased by $725 thousand, or 75.8%, due primarily to Virginia Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2021; and
●	Other income decreased by $131 thousand, or 14.7%, due primarily to lower mortgage division fees at Delmarva, Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank, and decreases in ATM fees and debit card income.

Noninterest income during the nine months ended September 30, 2022 decreased by $2.6 million, or 39.1%, when compared to the nine months ended September 30, 2021.  Key changes in the components of noninterest income for the nine months ended September 30, 2022, as compared to the same period in 2021, are as follows:

●	Service charges on deposit accounts increased by $151 thousand, or 26.3%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Virginia Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2021;
●	Losses on sales and calls of investment securities increased by $28 thousand, or 123.8%, due primarily to Virginia Partners recording losses of $5 thousand on sales or calls of investment securities during the first nine months of 2022, as compared to recording gains of $19 thousand on sales or calls of investment securities during the same period of 2021. In addition, during the first nine months of 2021, Delmarva recorded gains of $3 thousand on sales or calls of investment securities, as compared to recording no gains on sales or calls of investment securities during the same period of 2022;
●	Impairment (loss) on restricted stock increased from zero to $1 thousand, due primarily to Virginia Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation;
●	Mortgage banking income decreased by $2.1 million, or 69.0%, due primarily to Virginia Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2021;
●	Gains on sales of other assets decreased by $1 thousand, or 100.0%, as a result of Delmarva selling its VISA credit card portfolio during the first quarter of 2021. There were no gains on sales of other assets for the same period of 2022; and
●	Other income decreased by $563 thousand, or 19.6%, due primarily to lower mortgage division fees at Delmarva, Virginia Partners recording lower fees from its participation in a loan hedging program with a correspondent bank, and decreases in ATM fees and debit card income, which were partially offset by Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended September 30, 2022 decreased by $10 thousand, or 0.1%, when compared to the three months ended September 30, 2021.  Key changes in the components of noninterest expense for the three months ended September 30, 2022, as compared to the same period in 2021, are as follows:

●	Salaries and employee benefits decreased by $149 thousand, or 2.6%, primarily due to decreases related to staffing changes, a decrease in commissions expense paid due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary JMC, and lower payroll taxes, which were partially offset by merit increases and higher expenses related to benefit costs and bonus accruals. In addition, salaries and employee benefits increased due to Virginia Partners’ new key hires and expansion into the Greater Washington market;
●	Premises and equipment increased by $98 thousand, or 7.5%, primarily due to an increase related to Virginia Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and higher expenses related to software amortization and maintenance contracts, which were partially offset by lower expenses related to building security and purchased equipment and furniture, the cost of which did not qualify for capitalization;
●	Amortization of core deposit intangible decreased by $20 thousand, or 13.4%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty acquisitions;
●	Losses and expenses on other real estate owned decreased by $35 thousand, or 100.0%, primarily due to valuation adjustments and expenses being recorded on properties during the third quarter of 2021 as compared to no valuation adjustments or expenses being recorded during the same period of 2022;
●	Merger related expenses increased from zero to $167 thousand, primarily due to legal fees and other costs associated with the terminated merger with OCFC; and

●	Other expenses decreased by $72 thousand, or 2.4%, primarily due to lower expenses related to legal, other professional fees, FDIC insurance assessments, other losses, postage, printing and supplies, and travel and entertainment, which were partially offset by higher expenses related to loans, advertising, ATM, audit and accounting fees, and sponsorships.

Noninterest expense during the nine months ended September 30, 2022 increased by $365 thousand, or 1.2%, when compared to the nine months ended September 30, 2021.  Key changes in the components of noninterest expense for the nine months ended September 30, 2022, as compared to the same period in 2021, are as follows:

●	Salaries and employee benefits decreased by $16 thousand, or 0.1%, primarily due to decreases related to staffing changes and a decrease in commissions expense paid due to the decrease in mortgage banking income from Virginia Partners’ majority owned subsidiary JMC, which were partially offset by merit increases and higher expenses related to payroll taxes, benefit costs, stock-based compensation expense and bonus accruals. In addition, salaries and employee benefits increased due to Virginia Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland;
●	Premises and equipment increased by $504 thousand, or 13.3%, primarily due to increases related to Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021 and Virginia Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and higher expenses related to software amortization and maintenance contracts, which were partially offset by lower expenses related to building security and purchased software, the cost of which did not qualify for capitalization;
●	Amortization of core deposit intangible decreased by $60 thousand, or 13.1%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Virginia Partners and Liberty acquisitions;
●	(Gains) losses and expenses on other real estate owned decreased by $192 thousand, or 105.2%, primarily due to valuation adjustments being recorded on properties during the first nine months of 2021 as compared to no valuation adjustments being recorded during the same period of 2022, and lower expenses related to other real estate owned;
●	Merger related expenses increased from zero to $720 thousand, primarily due to legal fees and other costs associated with the terminated merger with OCFC; and
●	Other expenses decreased by $591 thousand, or 6.5%, primarily due to lower expenses related to legal, subscriptions and publications, data and item processing, other losses, and other professional fees, which were partially offset by higher expenses related to advertising, printing and postage, FDIC insurance assessments, loans, consulting, ATM, Virginia Partners state franchise tax, and telephone and data circuits.

Income Taxes

The provision for income taxes was $1.3 million during the three months ended September 30, 2022, compared to the provision for income taxes of $839 thousand during the three months ended September 30, 2021, an increase of $453 thousand or 53.9%. This increase was due primarily to higher consolidated income before taxes, higher merger related expenses, which are typically non-deductible, and lower earnings on tax-exempt income, primarily tax-exempt investment securities.  For the three months ended September 30, 2022, the Company’s effective tax rate was approximately 23.9% as compared to 23.8% for the same period in 2021.

The provision for income taxes was $2.9 million during the nine months ended September 30, 2022, compared to the provision for income taxes of $1.8 million during the nine months ended September 30, 2021, an increase of $1.1 million or 57.8%. This increase was due primarily to higher consolidated income before taxes, higher merger related expenses, which are typically non-deductible, and lower earnings on tax-exempt income, primarily tax-exempt investment securities.  For the nine months ended September 30, 2022 and 2021, the Company’s effective tax rate was approximately 23.7%, respectively.

In addition, Virginia Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Virginia Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.18 billion and $1.09 billion during the three months ended September 30, 2022 and 2021, respectively, and averaged $1.16 billion and $1.08 billion during the nine months ended September 30, 2022 and 2021, respectively.

The following table shows the composition of the loan portfolio by category at September 30, 2022 and December 31, 2021:

Composition of Loan Portfolio by Category

As of September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$119,211	$107,983
Residential real estate	224,321	201,230
Nonresidential	698,314	642,217
Home equity loans	30,769	30,395
Commercial	127,673	130,908
Consumer and other loans	3,672	4,462
	$1,203,960	$1,117,195
Less: Allowance for credit losses	(13,818)	(14,656)
	$1,190,142	$1,102,539

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio at September 30, 2022:

Loan Maturities and Interest Rate Sensitivity

At September 30, 2022

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
September 30, 2022	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$72,611	$30,950	$12,372	$3,278	$119,211
Residential real estate	40,019	104,962	49,275	30,065	224,321
Nonresidential	122,236	385,695	160,913	29,470	698,314
Home equity loans	17,201	3,460	5,611	4,497	30,769
Commercial	48,120	46,205	24,156	9,192	127,673
Consumer and other loans	365	1,656	700	951	3,672
Total loans receivable	$300,552	$572,928	$253,027	$77,453	$1,203,960

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$31,040	$22,834	$7,989	$2,054	$63,917
Residential real estate	26,927	88,062	19,248	1,141	135,378
Nonresidential	100,462	364,391	108,997	8,348	582,198
Home equity loans	—	—	—	—	—
Commercial	9,618	43,491	22,218	—	75,327
Consumer and other loans	290	1,652	623	525	3,090
Total fixed-rate loans	$168,337	$520,430	$159,075	$12,068	$859,910

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$41,571	$8,116	$4,383	$1,224	$55,294
Residential real estate	13,092	16,900	30,027	28,924	88,943
Nonresidential	21,774	21,304	51,916	21,122	116,116
Home equity loans	17,201	3,460	5,611	4,497	30,769
Commercial	38,502	2,714	1,938	9,192	52,346
Consumer and other loans	75	4	77	426	582
Total floating-rate loans	$132,215	$52,498	$93,952	$65,385	$344,050

At September 30, 2022, real estate mortgage loans included $323.2 million of owner-occupied non-farm, non-residential loans, and $314.5 million of other non-farm, non-residential loans, which is 30.1% and 29.3% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $287.4 million of owner-occupied non-farm, non-residential loans, and $313.8 million of other non-farm, non-residential loans, which is 29.3% and 32.0% of real estate mortgage loans, respectively.  This represents an increase at September 30, 2022 of $35.9 million and $697 thousand, or 12.5% and 0.2%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At September 30, 2022, real estate mortgage loans included $119.2 million of construction and land development loans, and $44.2 million of multi-family residential loans, which are 11.1% and 4.1% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $107.9 million of construction and land development loans, and $24.4 million of multi-family residential loans, which were 11.0% and 2.5% of real estate mortgage loans, respectively. This represents an increase at September 30, 2022 of $11.3 million, or 10.5%, in construction and land development loans, and an increase at September 30, 2022 of $19.8 million, or 81.0%, in multi-family residential loans.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 274.2% of total risk-based capital at September 30, 2022, as compared to 267.9% at December 31, 2021. Construction and land development loans were 68.4% of total risk-based capital at September 30, 2022, as compared to 64.8% at December 31, 2021.

At September 30, 2022, real estate mortgage loans included home equity loans of $30.8 million and residential real estate loans of $224.3 million, compared to $30.4 million and $201.2 million at December 31, 2021, respectively. Home equity loans increased $373 thousand, or 1.2%, during the nine months ended September 30, 2022, and residential real estate loans increased $23.1 million, or 11.5%, during the nine months ended September 30, 2022. At September 30, 2022, commercial loans were $127.7 million, compared to $130.9 million at December 31, 2021, a decrease of $3.2 million, or 2.5%, during the nine months ended September 30, 2022.

The overall increase in loans from the year ended December 31, 2021 to September 30, 2022 was due primarily to an increase in organic growth, including growth of approximately $46.2 million in loans related to Virginia Partners’ recent expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $8.2 million under round two of the PPP.  As of September 30, 2022, there were no loans under round two of the PPP that were still outstanding.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $154.7 million during the three months ended September 30, 2022 as compared to $127.2 million for the three months ended September 30, 2021. This represented 9.5% and 8.1% of total average interest-earning assets for the three months ended September 30, 2022 and 2021, respectively.  The increase in average total investment securities for the three months ended September 30, 2022, as compared to the same period of 2021, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and lower accelerated pre-payments on mortgage-backed investment securities, partially offset by calls on higher yielding investment securities in the previously low interest rate environment.  During the third quarter of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total investment securities averaged $145.3 million during the nine months ended September 30, 2022 as compared to $129.4 million for the nine months ended September 30, 2021. This represented 8.9% and 8.5% of total average interest-earning assets for the nine months ended September 30, 2022 and 2021, respectively.  The increase in average total investment securities for the nine months ended September 30, 2022, as compared to the same period of 2021, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and lower accelerated pre-payments on mortgage-backed investment securities, partially offset by calls on higher yielding investment securities in the previously low interest rate environment.  During the first nine months of 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.

During the first nine months of 2022, the Company’s investment securities portfolio was negatively impacted by unrealized losses in the market value of investment securities available for sale as a result of increases in market interest rates.  The Company believes that further increases in market interest rates will likely result in higher unrealized losses in the market value of the investment securities available for sale portfolio.  The Company expects to recover its investment in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Company.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At September 30, 2022 and December 31, 2021, investment securities available for sale, at fair value totaled $131.5 million and $122.0 million, respectively. Investment securities available for sale, at fair value increased by approximately $9.4 million, or 7.7%, during the nine months ended September 30, 2022 from December 31, 2021.  This increase was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio.  The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At September 30, 2022 and December 31, 2021 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale as of September 30, 2022:

Amortized Cost and Fair Value of Investment Securities

At September 30, 2022

(Dollars in Thousands)

	September 30, 2022
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$15,167	10.0%	$—	$1,665	$13,502
Obligations of States and political subdivisions	29,094	19.3%	—	3,475	25,619
Mortgage-backed securities	104,383	69.1%	—	14,444	89,939
Subordinated debt investments	2,467	1.6%	—	62	2,405
	$151,111	100.0%	$—	$19,646	$131,465

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities available for sale portfolio as of September 30, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

At September 30, 2022

(Dollars in Thousands)

	September 30, 2022

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$—	—%	$6,629	3.39%	$4,987	1.85%	$1,886	1.92%	$13,502	2.62%
Obligations of States and political subdivisions	—	—%	3,743	2.79%	11,019	2.45%	10,857	2.40%	25,619	2.48%
Mortgage-backed securities	1	4.50%	371	1.38%	24,511	2.39%	65,056	1.78%	89,939	1.94%
Subordinated debt investments	—	—%	—	—%	2,405	5.56%	—	—%	2,405	5.56%
	$1	4.50%	$10,743	3.12%	$42,922	2.52%	$77,799	1.87%	$131,465	2.18%

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve Bank. The balance of these securities was $4.9 million at September 30, 2022 and December 31, 2021.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the nine months ended September 30, 2022, the net unrealized losses in the Company’s investment securities available for sale portfolio increased from December 31, 2021 by approximately $20.1 million, or 4,201.5%, to $19.6 million at September 30, 2022.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.43 billion to $1.48 billion, an increase of $45.5 million, or 3.2%, for the three months ended September 30, 2022 over the average total deposits for the three months ended September 30, 2021.  Average total deposits increased from $1.37 billion to $1.48 billion, an increase of $106.8 million, or 7.8%, for the nine months ended September 30, 2022 over the average total deposits for the nine months ended September 30, 2021.  These increases were primarily due to organic deposit growth, which was partially offset by scheduled maturities of higher cost time deposits that were not replaced. At September 30, 2022, total deposits were $1.46 billion as compared to $1.44 billion at December 31, 2021, an increase of $13.1 million, or 0.9%. This increase was primarily driven by organic growth as a result of our continued focus on total relationship banking and Virginia Partners’ recent expansion into the Greater Washington market, and customers seeking the liquidity and safety of deposit accounts in light of continuing economic uncertainty and volatility in stock and other investment markets.  Non-interest bearing demand deposits increased to $568.1 million at September 30, 2022, a $74.2 million, or 15.0%, increase from $493.9 million in non-interest bearing demand deposits at December 31, 2021, due primarily to the aforementioned items above with respect to actual and average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	September 30,	Percentage	December 31,	Percentage
	2022	of Deposits	2021	of Deposits
Noninterest bearing demand deposits	$568,113	39.02%	$493,913	34.23%
Interest bearing deposits:
Money market, NOW, and savings accounts	584,794	40.16%	569,707	39.48%
Certificates of deposit, $250 thousand or more	66,761	4.59%	82,083	5.69%
Other certificates of deposit	236,276	16.23%	297,173	20.60%
Total interest bearing deposits	887,831	60.98%	948,963	65.77%
Total	$1,455,944	100.00%	$1,442,876	100.00%

The Company's loan-to-deposit ratio was 82.7% at September 30, 2022 as compared to 77.4% at December 31, 2021. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.39 billion at September 30, 2022, an increase of $28.4 million, or 2.1%, from $1.36 billion at December 31, 2021, and excluded $66.8 million and $82.1 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

At September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Three months or less	$79,609	$46,845
Over three months through six months	46,787	64,574
Over six months through twelve months	82,487	129,517
Over twelve months	94,154	138,320
Total	$303,037	$379,256

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $250 thousand or more at the date indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

At September 30, 2022 and December 31, 2021

(Dollars in Thousands)

	September 30,	December 31,
	2022	2021
Three months or less	$12,996	$13,359
Over three months through six months	15,141	14,803
Over six months through twelve months	14,562	20,124
Over twelve months	24,062	33,797
Total	$66,761	$82,083

Borrowings. Borrowings at September 30, 2022 and December 31, 2021 consist primarily of long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At September 30, 2022 and December 31, 2021, there were no short-term borrowings with the FHLB. At September 30, 2022, long-term borrowings with the FHLB were $25.8 million as compared to $26.3 million at December 31, 2021, a decrease of $494 thousand, or 1.9%. This decrease was primarily due to scheduled principal curtailments. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At September 30, 2022 and December 31, 2021, subordinated notes payable, net, were $22.2 million.

At September 30, 2022, other borrowings were $811 thousand as compared to $755 thousand at December 31, 2021, an increase of $55 thousand, or 7.3%.  Virginia Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $192 thousand and $120 thousand were outstanding as of September 30, 2022 and December 31, 2021, respectively.  The increase in JMC’s warehouse line of credit was partially offset by a decrease on Virginia Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report for additional information on the Company’s subordinated notes payable, net, Virginia Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings decreased by $697 thousand, or 1.4%, and average rates paid increased by 0.09% to 4.01% for the three months ended September 30, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from scheduled principal curtailments.  The increase in average rates paid was primarily due to the decrease in the average balance of FHLB advances which was a lower cost interest-bearing liability.  Average total borrowings decreased by $12.6 million, or 20.4%, and average rates paid increased by 0.52% to 4.03% for the nine months ended September 30, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the PPPLF in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the PPPLF, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Capital

Total stockholders’ equity as of September 30, 2022 was $133.8 million, a decrease of $7.6 million, or 5.4%, from December 31, 2021.  Key drivers of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the nine months ended September 30, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of September 30, 2022 and December 31, 2021 for Delmarva and Virginia Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2022 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 10 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report for a more in depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At September 30, 2022 and December 31, 2021

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	95,924	13.0%	77,304	10.5%	73,623	10.0%
Virginia Partners Bank	62,076	11.4%	57,233	10.5%	54,508	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	86,715	11.8%	62,580	8.5%	58,898	8.0%
Virginia Partners Bank	57,718	10.6%	46,332	8.5%	43,606	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	86,715	11.8%	51,536	7.0%	47,855	6.5%
Virginia Partners Bank	57,718	10.6%	38,156	7.0%	35,430	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	86,715	8.7%	39,916	4.0%	49,895	5.0%
Virginia Partners Bank	57,718	8.6%	26,772	4.0%	33,465	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	91,928	12.9%	74,963	10.5%	71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier1I Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold, averaged $295.7 million and $326.7 million during the three and nine months ended September 30, 2022, respectively, and totaled $248.3 million at September 30, 2022, as compared to an average of $354.7 million and $316.2 million during the three and nine months ended September 30, 2021, respectively, and a year-end position of $338.8 million at December 31, 2021.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At September 30, 2022, advances available totaled approximately $422.0 million of which approximately $25.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022 to ensure that information required to be disclosed by the Corporation in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first nine months of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the nine months ended September 30, 2022, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2021 Annual Report on Form 10-K, except with respect to the following additional risk factor:

The termination of the Merger Agreement with OCFC could negatively impact the Company.

On November 9, 2022, the Company and OCFC entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the parties mutually agreed to terminate the Merger Agreement and transactions completed thereby. As a result of the termination of the Merger Agreement, the ongoing business, financial condition and results of operations, and reputation of the Company may be materially adversely affected, including as a result of litigation, and the market price of the Company’s common stock may decline.

In addition, the Company has incurred and will incur substantial expenses in connection with the transactions contemplated under the terminated Merger Agreement which the Company will have recognized (including in part in the fourth quarter of 2022) without realizing the expected benefits of the merger. Further, Company shareholders cannot be assured that the Company will seek another merger or business combination or, if the Company does seek another merger or business combination, that the Company will be able to find a party willing to engage in a transaction at all or on terms more attractive than the terms offered under the Merger Agreement.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2020 the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter ended September 30, 2022.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the third quarter of 2022.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2022 to July 31, 2022	—	$ -	—	255,800
August 1, 2022 to August 31, 2022	—	$ -	—	255,800
September 1, 2022 to September 30, 2022	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

2.1 2.2

Agreement and Plan of Merger, dated as of November 4, 2021, by and among OceanFirst Financial Corp, Coastal Merger Sub Corp., and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).*

Mutual Termination Agreement, dated as of November 9, 2022, by and between OceanFirst Financial Corp. and Partners Bancorp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 9, 2022).

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

Partners Bancorp (Registrant)

Date: November 10, 2022	/s/ Lloyd B. Harrison, III
Lloyd B. Harrison, III
Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)