Form 10-K
period 2022-12-31
PARTNERS BANCORP
filed 2023-03-29
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2022, which was the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $89,532,775 based on the closing price of $9.04 per share on the Nasdaq Capital Market on that date.

As of March 29, 2023, there were 17,985,577 shares outstanding of the registrant’s common stock, $0.01 par value.

PART I

Item 1. Business.

General Information

Partners Bancorp. Partners Bancorp (the “Company”) is a Maryland chartered corporation and a bank holding company registered with and supervised by the Board of Governors of the Federal Reserve System (the “Federal Reserve”). The Company holds all of the issued and outstanding shares of common stock of The Bank of Delmarva (“Delmarva”) and Virginia Partners Bank (“Partners” and, together with Delmarva, the “Affiliate Banks”). The Company was incorporated as Delmar Bancorp on January 6, 1988 under the general corporation law of Maryland for the purpose of becoming a bank holding company, and changed its name to Partners Bancorp effective on August 19, 2020. The Company acquired Partners on November 15, 2019 through an exchange of shares in an all-stock transaction (the “Share Exchange”).

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

Virginia Partners Bank. Partners is a commercial bank organized under the laws of the Commonwealth of Virginia. Partners commenced regular operations on July 8, 2008. Partners is headquartered in Fredericksburg, Virginia, which is also the location of its operations center. Partners has two branches in Fredericksburg, Virginia, one branch in Spotsylvania, Virginia, and a full service branch and commercial banking office in Reston, Virginia. In Maryland, Partners conducts business under the name Maryland Partners Bank (a division of Virginia Partners Bank), and operates a full service branch and commercial banking office in La Plata, Maryland and a Loan Production Office in Annapolis, Maryland. Partners engages in the general banking business and provides financial services to the communities in and around the Greater Fredericksburg, Virginia area, the Greater Washington, DC area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia) and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County).

Partners has two wholly owned subsidiaries and one majority owned subsidiary. Bear Holdings, Inc. was established in 2011 for the purpose of holding properties acquired through foreclosure that are classified as other real estate owned. In 2012, 410 William Street, LLC was formed for the purpose of acquiring and holding an interest in the property at 410 William Street, which houses one of Partners’ five branches, including the executive offices. On January 1, 2018, Partners acquired a 51% ownership interest in Johnson Mortgage Company, LLC (“JMC”), which is a residential mortgage company headquartered in Newport News, Virginia, with a branch office in Fredericksburg, Virginia. JMC is engaged in the mortgage banking business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. The financial position and operating results of these subsidiaries are included in Partners consolidated financial statements. For JMC, Partners reflects the issued and outstanding interest not held by Partners in its consolidated financial statements as noncontrolling interest.

Merger Agreement with LINKBANCORP, Inc.

On February 22, 2023, the Company and LINKBANCORP, Inc. (“LINK”), parent company of LINKBANK, entered into an Agreement and Plan of Merger (the “LINK Merger Agreement”) pursuant to which the Company will merge into LINK, with LINK surviving, and following which Delmarva and Partners will each successively merge with and into LINKBANK, with LINKBANK surviving. Upon completion of the transactions set forth in the LINK Merger Agreement, the Company’s shareholders will own approximately 56% and LINK shareholders, inclusive of shares issued in a concurrent private placement of common stock by LINK, will own approximately 44% of the combined company. The mergers are subject to receiving the requisite approval of the Company’s and LINK’s stockholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions. For more information on this pending transaction refer to Note 22 – Transaction with LINKBANCORP, Inc. to the audited consolidated financial statements in this Annual Report on Form 10-K and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on February 22, 2023.

Termination of Merger Agreement with OceanFirst Financial Corp.

On November 4, 2021, the Company, OceanFirst Financial Corp. (“OCFC”) and Coastal Merger Sub Corp. (“Merger Sub”) entered into an Agreement and Plan of Merger (the “OCFC Merger Agreement”). Pursuant to the terms and subject to the conditions set forth in the OCFC Merger Agreement, (i) Merger Sub would merge with and into the Company, with the Company as the surviving entity, and (ii) immediately thereafter, the Company would merge with and into OCFC, with OCFC as the surviving entity. On November 9, 2022, the Company and OCFC entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the parties mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee in connection with the termination of the OCFC Merger Agreement. The Termination Agreement also mutually released the parties from any claims of liability to one another relating to the OCFC Merger Agreement and the terminated transaction. For more information on this terminated transaction refer to Note 23—Transaction with OceanFirst Financial Corporation to the audited consolidated financial statements in this Annual Report on Form 10-K and the Company’s Current Reports on Form 8-K filed with the SEC on November 4, 2021 and November 9, 2022.

Business Strategy

The Company is a multi-bank holding company, whose wholly owned subsidiaries are Delmarva and Partners. Combined, these banks make the Company a $1.57 billion in total assets company, serving customers from southern New Jersey and Delaware, into Maryland and Virginia.

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

It has been a strategic goal of the Company to add additional affiliate banks to the Company, to create a connected marketplace in the greater mid-Atlantic region. While the pending transaction with LINK pursuant to the LINK Merger Agreement does not adhere to the Affiliate Bank model, the Company believes it will significantly accelerate the larger goal of creating a connected mid-Atlantic region community bank for our customers.

Products and Services

Each Affiliate Bank is a full service community bank, and offers a comprehensive array of deposit products, loan services, and other services to its customers, filling both retail and commercial needs. These products and services include:

Deposit Services
• Time Deposit Accounts	• Free Personal Checking Accounts
• Business Checking Accounts	• NOW Accounts
• Tiered Money Market Accounts	• IRA Accounts
• Statement Savings Accounts	• Remote Deposit Capture
• Cash Management Accounts and Services	• Mobile Deposit Services
Loan Services
• Lines of Credit	• Equipment Loans
• Commercial Real Estate Loans	• Letters of Credit
• Small Business Administration Loans	• Home Equity Loans
• Term Loans	• US Department of Agriculture Loans
• Business Credit Cards	• New and Used Car Loans
• Mobile Home, Boats, RV and Motorcycle Loans	• Unsecured Consumer Loans
• Purchase and Refinance Mortgage Loans	• Construction/Permanent Mortgage Loans
• Bridge Loans	• Lot Loans
Other Services
• Phone Banking	• Mobile Banking App
• ATM/Debit Cards	• Internet Banking and Online Bill Payment
• Full Service ATMs	• Merchant Services
• External Transfers	• Cash Advance Service
• Cash Management/Sweep/Zero Balance/ACH Origination/Cash Concentration/Payroll Direct Deposit	• Surcharge Free ATM Network Access

Market Area and Deposit Share

Delmarva’s primary market area consists of Sussex County, Delaware, Wicomico County, Maryland, Worcester County, Maryland, Camden County, New Jersey and Burlington County, New Jersey and contiguous counties in Maryland, Delaware and New Jersey. As of June 30, 2022, Delmarva had the fourth highest level of deposits of banks active in the Salisbury MD-DE MSA, excluding a large credit card bank which reports all of its deposits in the market. Delmarva’s market share in the Philadelphia—Camden—Wilmington, Pennsylvania, New Jersey, Delaware, and Maryland MSA’s is less than 0.1%.

In Greater Fredericksburg, Partners has two offices in the City of Fredericksburg, Virginia (including Partners’ headquarters) and one office in Spotsylvania County, Virginia. In Greater Washington, Partners has a full service branch and commercial lending office in Reston, Virginia.  In Maryland, Partners has a full service branch and commercial lending office in La Plata, Maryland, and a Loan Production Office in Annapolis, Maryland. All branch locations, with the exception of the Reston, Virginia location, have drive-thru facilities and ATMs. JMC has locations in Newport News and Fredericksburg, Virginia. The Fredericksburg, Virginia office is co-located within a branch of Partners.

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

The Washington-Arlington-Alexandria, DC-VA-MD-WV MSA, where all of Partners branches are located, had a combined deposit market of $297 billion as of June 30, 2022. Partners was ranked 31st out of 70 financial institutions, with total deposits of $580 million as of June 30, 2022. In Fredericksburg City, Virginia, Partners was ranked 4th, with an 11.33% market share, as of June 30, 2022. In Spotsylvania County, Virginia, Partners was ranked 5th, with a 7.06% market share, as of June 30, 2022. In Charles County, Maryland, Partners was ranked 8th, with a 3.01% market share, as of June 30, 2022.

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

Each of the Affiliate Banks’ lending activities are subject to a variety of lending limits imposed by state and federal law. These limits will increase or decrease in response to increases or decreases in its level of capital. At December 31, 2022, Delmarva had a legal lending limit of $14.9 million. At December 31, 2022, Delmarva’s average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $647 thousand and $149 thousand, respectively. At December 31, 2022, Partners had a legal lending limit of $9.5 million. At December 31, 2022, Partners average funded loan size outstanding for commercial real estate (including commercial construction) and commercial loans was $680 thousand and $143 thousand, respectively.

Concentrations of Credit Risk. Most of the Company’s lending is conducted with businesses and individuals in eastern shore regions of Maryland and Delaware and in southern New Jersey (through Delmarva) and Fredericksburg, Virginia, Reston, Virginia, Charles County, Maryland and Anne Arundel County, Maryland (through Partners). The Company’s loan portfolio consists primarily of commercial real estate loans, including construction and land loans, which totaled $839.5 million and constituted 68.1% of total loans as of December 31, 2022, and 1-4 family residential real estate loans, which totaled $229.9 million and constituted 18.6% of total loans as of December 31, 2022. The geographic concentration of the Company’s loans subjects its business to the general economic conditions within that market area. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. The Company’s management believes the allowance for credit losses of each Affiliate Bank is adequate to cover probable incurred losses in the loan portfolios of each respective Affiliate Bank as of December 31, 2022.

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

Delmarva has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2022, Delmarva’s non-owner-occupied commercial real estate loan portfolio constituted 234.7% of total risk-based capital and its construction, land development and land loans constituted 83.0% of total risk-based capital.

Partners has a concentration in both non-owner-occupied commercial real estate and construction and land development loans. At December 31, 2022, Partners’ non-owner-occupied commercial real estate loan portfolio constituted 219.4% of total risk-based capital and its construction, land development and land loans constituted 55.3% of total risk-based capital.

Human Capital Resources

The Company and the Affiliate Banks aim to foster a culture of respect, teamwork, ownership, responsibility, initiative, integrity, and service. The Company’s people are critical to its performance and the achievement of its strategic goals. Accordingly, the Company provides a competitive compensation and benefits program to help meet the needs of our employees, including benefits that incentivize retention and reward longevity. The Company encourages and supports the growth and development of its 225 full-time equivalent employees (as of December 31, 2022) and, wherever possible, seek to fill positions by promotion and transfer from within the organization. The Company considers relations with its employees to be excellent. The Company’s selection and promotion processes are without bias and include the active recruitment of minorities and women.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act (the “EGRRCPA”) was enacted to reduce the regulatory burden on certain banking organizations, including community banks, by modifying or eliminating certain federal regulatory requirements. In particular, the EGRRCPA amended certain provisions of the Dodd-Frank Act as well as statutes administered by the Federal Reserve and the Federal Deposit Insurance Corporation (“FDIC”). Certain provisions of the Dodd-Frank Act and changes thereto resulting from the enactment of the EGRRCPA that may affect the Company and the Affiliate Banks are discussed below in more detail.

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

The Federal Deposit Insurance Act (the “FDIA”) and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, like the Company, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the bank holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of Delmarva and Partners.

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

As a Maryland corporation, the Company is subject to limitations on and requirements for its activities. For example, state laws include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, minutes, borrowing and the observance of corporate formalities.

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

As of December 31, 2022, the Affiliate Banks met all capital adequacy requirements under the Basel III Final Rules, including the capital conservation buffer on a fully phased-in basis.

Community Bank Leverage Ratio. As a result of the EGRRCPA, the federal banking agencies issued a rule in September 2019 that permits qualifying banks with less than $10 billion in consolidated assets to elect to be subject to a 9% leverage ratio applied using less complex leverage calculations (the “Community Bank Leverage Ratio Framework or the CBLRF”). Banks that opt into the CBLRF and maintain a leverage ratio of greater than 9% are not subject to other risk-based and leverage capital requirements and are deemed to meet Basel III Final Rules’ well capitalized ratio requirements. As of December 31, 2022, neither the Company nor the Affiliate Banks have elected to apply the CBLRF, but the Company and the Affiliate Banks continue to assess the potential impact of opting in to CBLRF as part of their ongoing capital management and planning processes.

Small Bank Holding Company. The EGRRCPA also expanded the category of bank holding companies that may rely on the Federal Reserve’s Small Bank Holding Company Policy Statement by raising the maximum amount of assets a qualifying bank holding company may have from $1 billion to $3 billion. In addition to meeting the asset threshold, a bank holding company must not engage in significant nonbanking activities, not conduct significant off-balance sheet activities, and not have a material amount of debt or equity securities outstanding and registered with the SEC (subject to certain exceptions). The Federal Reserve may, in its discretion, exclude any bank holding company from the application of the Small Bank Holding Company Policy Statement if such action is warranted for supervisory purposes.

In August 2018, the Federal Reserve issued an interim final rule to apply the Small Bank Holding Company Policy Statement to bank holding companies with consolidated total assets of less than $3 billion. The policy statement, among other things, exempts certain bank holding companies from minimum consolidated regulatory capital ratios that apply to other bank holding companies. As a result of the interim final rule, which was effective August 30, 2018, the Company expects that it will be treated as a small bank holding company and will not be subject to regulatory capital requirements. The comment period on the interim final rule closed on October 29, 2018 and, to date, the Federal Reserve has not issued a final rule to replace the interim final rule. The Affiliate Banks remain subject to the regulatory capital requirements described above.

Prompt Corrective Action. Under Section 38 of the FDIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies have promulgated substantially similar regulations to implement the system of prompt corrective action established by Section 38 of the FDIA. The federal banking agencies have broad powers under current federal law to take prompt corrective action to resolve problems of insured depository institutions. The extent of these powers depends upon whether the institution in question is “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” These terms are defined under uniform regulations issued by each of the federal banking agencies regulating these institutions. An insured depository institution that is less than adequately capitalized must adopt an acceptable capital restoration plan, is subject to increased regulatory oversight and is increasingly restricted in the scope of its permissible activities. As of December 31, 2022, both Affiliate Banks were considered “well capitalized.”

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

Regulatory Enforcement Authority. Federal banking law grants substantial enforcement powers to federal banking agencies. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions against banking organizations and institution-

affiliated parties. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. In addition, the FDIC could terminate the institution’s deposit insurance if it determines that the institution’s financial condition is unsafe or unsound or that the institution engaged in unsafe or unsound practices that violated an applicable rule, regulation, order or condition enacted or imposed by the institution’s regulators.

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

On May 5, 2022, the federal banking agencies issued a joint proposal intended to strengthen and modernize their respective CRA regulations.  The joint proposal outlines five objectives: (i) expand access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) adapt to changes in the banking industry, including internet and mobile banking; (iii) provide greater clarity, consistency and transparency; (iv) tailor CRA evaluations and data collection by bank size and type; and (v) maintain a unified approach to CRA across the federal banking agencies. The public comment period closed on August 5, 2022 and, to date, no final rule has been issued by the federal banking agencies.  The Company and the Affiliate Banks continue to monitor developments related to the joint proposal.

Fair and Responsible Banking. Banks and other financial institutions are subject to numerous laws and regulations intended to promote fair and responsible banking and prohibit unlawful discrimination and unfair, deceptive or abusive practices in banking. These laws include, among others, the Dodd-Frank Act, Section 5 of the Federal Trade Commission Act, the Equal Credit Opportunity Act, and the Fair Housing Act. Many states and local jurisdictions have consumer protection laws analogous, and in addition, to those listed above. These federal, state and local laws regulate the manner in which financial institutions deal with customers, take deposits, make loans or conduct other types of transactions. Failure to comply with these laws and regulations could give rise to regulatory sanctions, and actions by the U.S. Department of Justice and state attorneys general.

Federal Home Loan Bank of Atlanta. The Affiliate Banks are members of the Federal Home Loan Bank (“FHLB”) of Atlanta, which is one of 11 regional FHLBs that provide funding to their members for making housing loans as well as for affordable housing and community development loans. Each FHLB serves as a reserve, or central bank, for the members within its assigned region. Each FHLB makes loans to members in accordance with policies and procedures established by the Board of Directors of the FHLB.  As members, the Affiliate Banks must purchase and maintain stock in the FHLB. At December 31, 2022, the Affiliate Banks owned $3.4 million of FHLB stock.

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

The DIF is funded by assessments on banks and other depository institutions calculated based on average consolidated total assets minus average tangible equity (defined as Tier 1 capital). As required by the Dodd-Frank Act, the FDIC has adopted a large-bank pricing assessment scheme, set a target “designated reserve ratio” (described in more detail below) of 2.0% for the DIF and, in lieu of dividends, provides for a lower assessment rate schedule when the reserve ratio reaches 2.0% and 2.5%. An institution's assessment rate is based on a statistical analysis of financial ratios that estimates the likelihood of failure over a three-year period, which considers the institution’s weighted average CAMELS composite rating, and is subject to further adjustments including those related to levels of unsecured debt and brokered deposits. At December 31, 2022, total base assessment rates for institutions that have been insured for at least five years range from 1.5 to 40 basis points applying to banks with less than $10 billion in assets.

The Dodd-Frank Act transferred to the FDIC increased discretion with regard to managing the required amount of reserves for the DIF, or the “designated reserve ratio.” The FDIA requires that the FDIC consider the appropriate level for the designated reserve ratio on at least an annual basis. On October 18, 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rate schedules uniformly by 2 bps, beginning in the first quarterly assessment period of 2023. This increase in assessment rate schedules is intended to increase the likelihood that the reserve ratio reaches 1.35 percent by the statutory deadline of September 30, 2028. The new assessment rate schedules will remain in effect unless and until the reserve ratio meets or exceeds 2 percent. Progressively lower assessment rate schedules will take effect when the reserve ratio reaches 2 percent, and again when it reaches 2.5 percent. The Affiliate Banks are evaluating the impact of these revised assessment rate schedules on their respective FDIC insurance assessments.

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

Additionally, the federal banking agencies have issued guidance governing financial institutions with concentrations in commercial real estate lending. The guidance provides that financial institutions that have: (i) total reported loans for construction, land development, and other land which represent 100% or more of an institution’s total risk-based capital; or (ii) total reported commercial real estate loans, excluding loans secured by owner-occupied commercial real estate, representing 300% or more of the institution’s total risk-based capital and the institution’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months, are identified as having potential commercial real estate concentration risk. Financial institutions that are deemed to have concentrations in commercial real estate lending are expected to employ heightened levels of risk management with respect to their commercial real estate portfolios, and may be required to hold higher levels of capital.

Brokered Deposits. Section 29 of the FDIA and FDIC regulations generally limit the ability of any bank to accept, renew or roll over any brokered deposit unless it is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” On December 15, 2020, the FDIC issued rules to revise brokered deposit regulations in light of modern deposit-taking methods. The rules established a new framework for certain provisions of the “deposit broker” definition and amended the FDIC’s interest rate methodology calculating rates and rate caps. The rules became effective on April 1, 2021 and, to date, there has been no material impact to either the Company or the Affiliate Banks from the rules.

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

In December 2021, FinCEN proposed the first of three sets of rules to implement the beneficial ownership reporting requirements of the CTA, with subsequent rulemakings expected (i) to implement the CTA’s protocols for access to and disclosure of beneficial ownership information, and (ii) to revise the existing customer due diligence requirements that apply to the Company, the Affiliate Banks and many other financial institutions, to ensure consistency between these requirements and the beneficial ownership reporting rules. Thereafter, on September 29, 2022, FinCEN issued a final rule to implement the beneficial ownership reporting requirements of the CTA, which will be effective January 1, 2024. The Company will continue to monitor developments related to the FinCEN rules, including future FinCEN rulemakings, and will continue to assess the ultimate impact of the CTA on the Company and the Affiliate Banks.

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

Incentive Compensation. The Dodd-Frank Act requires the federal banking agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities with at least $1 billion in total consolidated assets, that encourage inappropriate risks by providing an executive officer, employee, director, or principal stockholder with excessive compensation, fees, or benefits that could lead to material financial loss to the entity.

In 2016, the SEC and the federal banking agencies proposed rules that prohibit covered financial institutions (including bank holding companies and banks) from establishing or maintaining incentive-based compensation arrangements that encourage inappropriate risk taking by providing covered persons (consisting of senior executive officers and significant risk takers, as defined in the rules) with excessive compensation, fees or benefits that could lead to material financial loss to the financial institution. The proposed rules outline factors to be considered when analyzing whether compensation is excessive and whether an incentive-based compensation arrangement encourages inappropriate risks that could lead to material loss to the covered financial institution, and establishes minimum requirements that incentive-based compensation arrangements must meet to be considered to not encourage inappropriate risks and to appropriately balance risk and reward. The proposed rules also impose additional corporate governance requirements on the boards of directors of covered financial institutions and impose additional record-keeping requirements. The comment period for these proposed rules has closed and a final rule has not yet been published. If the rules are adopted as proposed, they will restrict the manner in which executive compensation is structured. At this time, the Company cannot predict what impact, if any, the final rule will have on its operations.

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

In March 2021, the Governor of Virginia signed into law the Virginia Consumer Data Protection Act (the “VCDPA”), which goes into effect on January 1, 2023. The VCDPA grants Virginia residents the right to access, correct, delete, know, and opt-out of the sale and processing for targeted advertising purposes of their personal information, similar to the protections provided by similar consumer data privacy laws in California and in Europe. The VCDPA also imposes data protection assessment requirements and authorizes the Attorney General of Virginia to enforce the VCDPA, but does not provide a private right of action for consumers. The Company and the Affiliate Banks cannot yet predict how the implementation of the VCDPA will impact the Affiliate Banks’ products, services or other business activities.

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

On November 18, 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule requires a banking organization to notify its primary federal regulator of any significant computer-security incident as soon as possible and no later than 36 hours after the banking organization determines that a cyber incident has occurred. Notification is required for incidents that have materially affected—or are reasonably likely to materially affect—the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect banking organization customers for four or more hours. The rule became effective on May 1, 2022.

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

Effect of Governmental Monetary Policies. As with other financial institutions, the earnings of the Company and the Affiliate Banks are affected by general economic conditions as well as by the monetary policies of the Federal Reserve. Such policies, which include regulating the national supply of bank reserves and bank credit, can have a major effect upon the source and cost of funds and the rates of return earned on loans and investments. The Federal Reserve exerts a substantial influence on interest rates and credit conditions, primarily through establishing target rates for federal funds, open market operations in U.S. Government securities, varying the discount rate on member bank borrowings and setting cash reserve requirements against deposits. Changes in monetary policy, including changes in interest rates, will influence the origination of loans, the purchase of investments, the generation of deposits, and rates received on loans and investment securities and paid on deposits. Fluctuations in the Federal Reserve’s monetary policies have had a significant impact on the operating results of the Company and the Affiliate Banks and are expected to continue to do so in the future.

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

Item 1A. Risk Factors.

Risk Factors Summary.

Risk’s Related to the Company’s Pending Merger with LINK

●	Because the market price of LINK common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.
●	Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.
●	Failure of the merger to be completed, the termination of the LINK Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Company.
●	The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.
●	The LINK Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders.
●	Litigation against the Company or LINK, or the members of the Company’s or LINK’s board of directors, could prevent or delay the completion of the LINK merger.

Risks Related to Our Business

●	The COVID-19 pandemic could adversely affect our business, financial condition and results of operations, the extent of which is not now known or predictable.
●	Changes in interest rates could adversely impact the Company’s financial condition and results of operations.
●	The Company’s operations and profitability may be adversely affected by general economic, social, political and health conditions.
●	If the Company has higher credit losses than it has allowed for, the Company’s earnings could materially decrease.
●	The Company’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, and Maryland and the Commonwealth of Virginia.
●	Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase and future downturns in the local real estate market or economy could adversely affect its earnings.
●	The severity and duration of a future economic downturn and the composition of the Company’s loan portfolio could impact the level of loan charge-offs and provision for credit losses and may adversely affect the Company’s net income or loss.
●	Changes in real estate values may adversely impact the Company’s loans that are secured by real estate.
●	The Company’s ability to pay dividends depends primarily on receiving dividends from the Affiliate Banks, which is subject to regulatory limits on such bank’s performance.
●	Competition from other traditional and nontraditional financial institutions and service providers may adversely affect the Company’s profitability.
●	The Company is subject to an extensive body of accounting rules and best practices. Periodic changes to such rules may change the treatment and recognition of critical financial line items and affect the Company’s profitability.
●	The soundness of other financial institutions may adversely affect the Company.
●	Market volatility may have materially adverse effects on the Company’s liquidity and financial condition.

●	Maryland business corporation law and various anti-takeover provisions under the Company’s governing documents could impede the takeover of the Company.
●	If the Company concludes that the decline in value of any of its investment securities is an other-than-temporary impairment, the Company is required to write down the value of that security through a charge to earnings.
●	Liquidity risk could impair the Company’s ability to fund operations and meet its obligations as they become due and failure to maintain sufficient liquidity could materially adversely affect the Company’s growth, business, profitability and financial condition.
●	The Company is subject to environmental liability risk associated with lending activities.
●	The Company depends on the accuracy and completeness of information about customers and counterparties, and our financial condition could be adversely affected if we rely on misleading information.
●	Consumers may decide not to use banks to complete their financial transactions, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

Risks Related to Bank and Bank Holding Company Regulation

●	The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on the Company’s operations.
●	The Company is required to maintain capital to meet regulatory requirements, and the Company’s failure to maintain sufficient capital, whether due to losses, an inability to raise capital or otherwise could adversely affect the Company’s financial condition, liquidity, results or operations and ability to maintain regulatory compliance.
●	The Company may need or be compelled to raise additional capital in the future which could dilute shareholders or be unavailable when needed or at unfavorable terms.

Risks Related to the Company’s Common Stock

●	The Company’s ownership is concentrated in one significant shareholder.

Risks Related to Information Technology

●	The Company’s business conduct, including its transactions with customers, are increasingly done via electronic means, and this has increased its risks related to cybersecurity.
●	The Company’s financial performance may suffer if its information technology is unable to keep pace with growth or industry developments.
●	The increasing use of social media platforms presents new risks and challenges and the inability or failure to recognize, respond to, and effectively manage the accelerated impact of social media could materially adversely impact the Company’s business.

General Risk Factors

●	The Company’s stock price may be volatile, and you could lose part or all of your investment as a result.
●	New lines of business or new products and services may subject the Company to additional risks.
●	The Company may not be able to attract and retain skilled people.
●	Litigation and regulatory actions, including possible enforcement actions, could subject the Company to significant fines, penalties, judgments or other requirements resulting in increased expenses or restrictions on its business activities.
●	Severe weather, natural disasters, acts of war or terrorism, other external events, including the ongoing COVID-19 pandemic or the outbreak of another highly infectious or contagious disease, could significantly impact the Company’s business.
●	The Company is subject to ESG risks that could adversely affect the Company’s reputation, trading price of the Company’s common stock and/or business, operations and earnings.

Risk Factors

An investment in the Company’s securities involves risks and uncertainties. Below are the material risks and uncertainties, of which the Company is currently aware, that could have a material adverse effect on the Company’s business, results of operations, financial condition, liquidity and capital position, but do not necessarily include all risks that the Company may face. An investor in our securities should not interpret the disclosure of a risk in the following risk factors to state that the risk has not already materialized. These factors could cause the Company’s actual results to differ materially from its historical results or the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K, in which case the trading price of the Company’s common stock could decline. For other factors that may cause actual results to differ materially from those indicated in any forward-looking statement or projection contained in this Annual Report on Form 10-K, please see “Forward-Looking Statements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Risks Related to the Company’s Pending Merger with LINK

Because the market price of LINK common stock will fluctuate, the value of the merger consideration to be received by our shareholders may change.

On February 22, 2023, the Company announced the signing of the LINK Merger Agreement, pursuant to which the Company will be acquired by LINK. Under the terms of the LINK Merger Agreement, each share of Company common stock (other than certain shares held by the Company or LINK), will be converted into the right to receive 1.150 shares of common stock of LINK. The closing price of LINK common stock on the date that the merger is completed may vary from the closing price of LINK common stock on the date LINK and the Company announced the signing of the LINK Merger Agreement and the date of the special meeting of Company shareholders regarding the merger. Because the merger consideration is determined by a fixed exchange ratio, Company shareholders will not know or be able to calculate the value of the shares of LINK common stock they will receive upon completion of the merger. Any change in the market price of LINK common stock prior to completion of the merger may affect the value of the merger consideration. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in the companies’ respective businesses, operations and prospects, and regulatory considerations, among other things. Many of these factors are beyond the control of LINK and the Company.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated by the LINK Merger Agreement may be completed, various approvals must be obtained from bank regulatory authorities. In determining whether to grant these approvals, the applicable regulatory authorities consider a variety of factors, including the competitive impact of the proposal in the relevant geographic markets; financial, managerial and other supervisory considerations of each party; convenience and needs of the communities to be served and the record of the insured depository institution subsidiaries under the Community Reinvestment Act of 1977 and the regulations promulgated thereunder; effectiveness of the parties in combating money laundering activities; any significant outstanding supervisory matters; and the extent to which the proposal would result in greater or more concentrated risks to the stability of the United States banking or financial system. These regulatory authorities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the combined company following the merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the mergers that are not anticipated or cannot be met. Furthermore, such conditions or changes may constitute a burdensome condition that may allow LINK to terminate the LINK Merger Agreement and LINK may exercise its right to terminate the LINK Merger Agreement. If the consummation of the mergers is delayed, including by a delay in receipt of necessary regulatory approvals, the business, financial condition and results of operations of the Company may also be materially and adversely affected.

Failure of the merger to be completed, the termination of the LINK Merger Agreement or a significant delay in the consummation of the merger could negatively impact the Company.

The LINK Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the mergers. These conditions to the consummation of the merger may not be fulfilled and, accordingly, the merger may not be completed. In addition, if the merger is not completed by February 22, 2024, either LINK or the Company may choose to terminate the LINK Merger Agreement at any time after that date if the failure of the effective time to occur on or before that date is not caused by any breach of the LINK Merger Agreement by the party electing to terminate the merger agreement. If the merger is not consummated, the ongoing business, financial condition and results of operations of the Company may be materially adversely affected and the market price of the Company’s common stock may decline significantly, particularly to the extent that the current market price reflects a market assumption that the merger will be consummated.

In addition, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the LINK Merger Agreement. If the merger is not completed, the Company would have to recognize these expenses without realizing the expected benefits of the merger. Any of the foregoing, or other risks arising in connection with the failure of or delay in consummating the merger, including the diversion of management attention from pursuing other opportunities and the constraints in the merger agreement on the ability to make significant changes to the Company’s ongoing business during the pendency of the merger, could have a material adverse effect on the Company’s business, financial condition and results of operations. If the LINK Merger Agreement is terminated and the Company’s board of directors seeks another merger or business combination, Company shareholders cannot be certain that the Company will be able to find a party willing to engage in a transaction on more attractive terms than the merger with LINK.

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

The pursuit of the merger and the preparation for the integration may place a burden on the Company’s management and internal resources. Any significant diversion of management attention away from ongoing business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the LINK Merger Agreement restricts each party from taking certain actions without the other party’s consent while the merger is pending. These restrictions could have a material adverse effect on the Company’s business, financial condition and results of operations.

The LINK Merger Agreement contains provisions that may discourage other companies from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders.

The LINK Merger Agreement contains provisions that may discourage a third party from pursuing, announcing or submitting a business combination proposal to the Company that might result in greater value to Company shareholders than the merger with LINK. These provisions include a general prohibition on the Company from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Furthermore, if the merger agreement is terminated, under certain circumstances, the Company may be required to pay LINK a termination fee equal to $6.5 million. The Company also has an obligation to submit its merger-related proposals to a vote by its shareholders, including if the Company receives an unsolicited proposal that the Company board of directors believes is superior to the merger, unless the merger agreement is terminated by the Company under certain conditions described in the merger agreement.

Litigation against the Company or LINK, or the members of the Company’s or LINK’s board of directors, could prevent or delay the completion of the LINK merger.

Purported shareholder plaintiffs may assert legal claims related to the LINK merger. The results of any such potential legal proceeding would be difficult to predict and such legal proceedings could delay or prevent the merger from being completed in a timely manner. Moreover, any litigation could be time consuming and expensive, and could divert attention of the Company’s and LINK’s respective management teams away from their companies’ regular business. Any lawsuit adversely resolved against the Company, LINK or members of their respective boards of directors, could have a material adverse effect on each party’s business, financial condition and results of operations.

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

The COVID-19 pandemic has caused negative economic conditions and disruptions, which have adversely impacted the Company’s financial results to varying degrees and in varying respects. The COVID-19 pandemic’s impact on economic conditions and activity remains uncertain and will continue to evolve by region, country and state, and it is possible that new or evolving variants of COVID-19 could contribute to a potential economic downturn. Additionally, the COVID-19 pandemic and certain responses to the pandemic have contributed to higher inflation in the United States during 2022 and early 2023, which could contribute to a prolonged period of higher inflation. Efforts to combat this inflation could result in an economic recession.

Since the COVID-19 pandemic is ongoing, it is difficult to predict the full impact the pandemic may have on the Company’s business, financial condition and results of operations. Among the factors outside the Company’s control that may affect the impact the COVID-19 pandemic will ultimately have on the Company’s business are, without limitation:

●	the direct and indirect results of the pandemic, such as recessionary economic trends, including with respect to employment, wages and benefits, commercial activity, the residential housing market, consumer spending and real estate and investment securities market values;
●	volatility in financial and capital markets, interest rates and exchange rates;
●	effects on the Company’s liquidity position due to changes in customers’ deposit and loan activity in response to the pandemic and its economic effects;
●	increase risks of loan delinquencies, defaults and foreclosures and declines in the value of collateral for loans;
●	the ability of the Company’s employees to work effectively during the course of the pandemic;
●	the ability of the Company’s third-party vendors to maintain a high-quality and effective level of service;
●	the possibility of increased fraud, cybercrime and similar incidents, due to vulnerabilities posed by the significant increase in the Company employees and customers handling their banking interactions remotely from home, or otherwise;

●	required changes to the Company’s internal controls over financial reporting to reflect a rapidly changing work environment;
●	potential longer-term shifts toward mobile banking, telecommuting and telecommerce; and
●	geographic variation in the severity and duration of the COVID-19 pandemic, including in states in which we operate physically such as Maryland, Virginia, Delaware, and New Jersey.

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

The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and investment securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies, in particular, the Federal Reserve. Since the beginning of 2022, in response to elevated inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate to a range of 4.25% to 4.50% as of December 31, 2022, and further increased it to a current range of 4.75% to 5.00% in March 2023. The Federal Open Market Committee has indicated that further increases are to be expected in 2023. As a result, the Company expects overall interest rates to continue to rise in 2023, which is expected to positively impact our net interest income, but may negatively impact the housing market by reducing refinancing activity, new home purchases, commercial lending activity, and the U.S. economy generally. Fluctuations in market interest rates could have a material adverse effect on the Company’s business, financial condition and results of operations. Additionally, inflationary pressures could increase the Company’s operating costs and could have a significant negative effect on the Company’s borrowers and the values of collateral securing loans, which could negatively impact the Company’s business, financial condition and results of operations.

Changes in monetary policy, including changes in interest rates, could influence not only the amount of interest the Company receives on loans and investment securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain and retain deposits, (ii) the fair value of the Company’s financial assets and liabilities, (iii) the average duration of the Company’s mortgage-backed investment securities portfolio, and (iv) the availability and cost of capital and liquidity. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore earnings, could be adversely affected.

The Company’s operations and profitability may be adversely affected by general economic, social, political and health conditions.

The Company’s operations and profitability are impacted by general economic, social, political and health conditions in the United States and abroad. These conditions include the levels and volatility of short-term and long-term interest rates, inflation, money supply, consumer spending, employment levels, labor shortages, political issues, legislative and regulatory changes, fluctuations in both debt and equity capital markets, broad trends in industry and finance, and the strength of the U.S. economy and the local economies in which the Company operates, all of which are beyond the Company’s control. In addition, geopolitical developments, international trade disputes, public health crises, such as the COVID-19 pandemic, extreme weather events or natural disasters, cyberattacks or campaigns, military conflict, including the war in Ukraine, and other events beyond our control, can increase levels of political and economic unpredictability globally and increase the volatility of economic conditions on a local, national, and global scale. Deterioration in economic conditions could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values, and a decrease in demand for the Company’s products and services, among other things, any of which could have a material adverse impact on the Company’s business, financial condition and results of operations.

If the Company has higher credit losses than it has allowed for, the Company’s earnings could materially decrease.

The Company maintains an allowance for credit losses, which is a reserve established through a provision for credit losses charged to expense, that represents management’s best estimate of probable losses that have been incurred within the existing portfolio of loans. The allowance, in the judgment of management, is necessary to reserve for estimated loan losses and risks inherent in the loan portfolio. The level of the allowance reflects management’s continuing evaluation of the following: industry concentrations; specific credit risks; loan loss experience; current loan portfolio quality; present economic, political and regulatory conditions; and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses inherently involves a high degree of subjectivity, including forecasting how borrowers will perform in changing and unprecedented economic conditions, and requires the Company to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of the Company’s control, may require an increase in the allowance for credit losses. In addition, bank regulatory agencies periodically review the allowance for credit losses and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Further, if charge-offs in future periods exceed the allowance for credit losses, the Company will need additional provisions to increase the allowance for credit losses. Any increases in the allowance for credit losses will result in a decrease in net income, and possibly capital, and may have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company’s profitability will depend significantly on economic conditions in the States of Delaware, New Jersey, and Maryland and the Commonwealth of Virginia.

The Company’s success depends primarily on the general economic conditions of the States of Delaware, New Jersey and Maryland and the Commonwealth of Virginia, and the specific local markets in which Delmarva and Partners operate. Unlike larger financial institutions that are more geographically diversified, the Affiliate Banks have relatively compact geographic footprints. Delmarva provides banking and financial services to customers primarily in the eastern regions in Delaware and Maryland and in the Camden and Burlington counties of New Jersey. Partners serves the communities in and around the Greater Fredericksburg, Virginia area, the Greater Washington, D.C. area and Anne Arundel County and the three counties of Southern Maryland. The local economic conditions in these areas, which may be different from, and in some instances worse than, the economic conditions in the United States as a whole, have a significant impact on the demand for the Affiliate Banks’ products and services, as well as the ability of the Affiliate Banks’ customers to repay loans, the value of the collateral securing the loans, and the stability of the Affiliate Banks’ deposit funding sources. Like most states and local economies, these areas have been significantly impacted by the COVID-19 pandemic and related governmental and societal actions. A significant decline in general economic conditions caused by rising interest rates, inflation, recession, acts of terrorism, outbreak of hostilities (including the war in Ukraine) or other international or domestic occurrences, unemployment, changes in securities markets, or other factors, including the continuation of the COVID-19 pandemic, could impact these local economic conditions and, in turn, have a material adverse effect on the Affiliate Banks’, and therefore the Company’s, financial condition and results of operations.

Because the Company emphasizes commercial real estate and commercial loan originations, its credit risk may increase and future downturns in the local real estate market or economy could adversely affect its earnings.

Commercial real estate and commercial loans are generally viewed as having more inherent risk than residential real estate loans. Because the repayment of commercial real estate and commercial loans depends on the successful management and operation of the borrower’s properties or related businesses, repayment of such loans can be affected by adverse conditions in the local real estate market or economy. Commercial real estate and commercial loans also may involve relatively large loan balances to individual borrowers or groups of related borrowers, so a deterioration in one or a few of these loans could cause a significant increase in the percentage of nonperforming loans. A future downturn in the local economy could adversely affect the value of properties securing the loan or the revenues from the borrower’s business, thereby increasing the risk of nonperforming loans. As the Company’s commercial real estate and commercial loan portfolios increase, the corresponding risks and potential for losses from these loans may also increase. Additionally, banking regulators generally subject commercial real estate loans to greater scrutiny and may require banks with higher levels of such loans to implement enhanced risk management practices. It may also be difficult to assess the future performance of newly originated commercial loans, as such loans may have delinquency or charge-off levels above our historical experience, which could adversely affect the Company’s future performance.

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

Although the Company evaluates every loan that it makes against its underwriting criteria, the Company may experience losses by reasons of factors beyond its control, including from occurrences and circumstances unrelated to the underwriting criteria applied to a particular borrower, such as current inflationary conditions, rising interest rates, the COVID-19 pandemic, the war in Ukraine, the closure of Silicon Valley Bank (“SVB”) by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver, the closure of Signature Bank by the New York State Department of Financial Services, which also appointed the FDIC as receiver and the winding down and voluntary liquidation of Silvergate Capital Corp., each of which has a high potential for negative impact on financial markets generally as well as the local markets in which we conduct business. Some of these factors include changes in market conditions affecting the value of real estate and unexpected problems affecting the creditworthiness of the Company’s borrowers.

The Company determines the adequacy of its allowance for credit losses by considering various factors, including:

• An analysis of the risk characteristics of various classifications of loans • Geographic and industry loan concentrations	• Reports of loan reviews conducted by internal or independent organizations • Previous loan loss experience

• Specific loans that would have loan loss potential	• Delinquency trends

• Estimated fair value of the underlying collateral	• Current economic conditions

• The views of the Company’s and the Affiliate Banks’ respective regulators	• Reports of internal auditors

• Reports of external auditors

Local economic conditions could impact the Company’s loan portfolio. For example, an increase in unemployment, a decrease in real estate values, or increases in interest rates, as well as other factors, could weaken the economies of the communities that the Company serves. Weakness in the market areas served by the Company could depress its earnings and, consequently, its financial condition because:

●	Borrowers may not be able to repay their loans;
●	The value of the collateral securing the Company’s loans to borrowers may decline; and/or
●	The quality of the Company’s loan portfolio may decline.

A downturn in local economic conditions may have a greater effect on the Company’s earnings and capital than on the earnings and capital of other financial institutions whose commercial real estate portfolios are more geographically diverse.

Although, based on the aforementioned procedures implemented by the Company, management believes the current allowance for credit losses is adequate, the Company may have to increase its provision for credit losses should local economic conditions deteriorate, which could negatively impact the Company’s business, financial condition and results of operations.

Changes in real estate values may adversely impact the Company’s loans that are secured by real estate.

A significant portion of the Company’s loan portfolio consists of residential and commercial mortgages, as well as consumer loans, secured by real estate. These properties are concentrated within the local markets served by Delmarva and Partners. Real estate values and real estate markets generally are affected by, among other things, changes in national, regional or local economic conditions, fluctuations in interest rates, the availability of loans to potential purchasers, changes in the tax laws and other government statutes, regulations and policies, as well as other factors outside of our control such as extreme weather events, natural disasters, geopolitical events (such as the war in Ukraine), and public health crises (such as the COVID-19 pandemic). If real estate prices decline, particularly in the Company’s market area, the value of the real estate collateral securing the Company’s loans could be reduced. This reduction in the value of the collateral could increase the number of non-performing loans and could have a material adverse impact on the Company’s business, financial condition and results of operations.

The Company’s ability to pay dividends depends primarily on receiving dividends from the Affiliate Banks, which is subject to regulatory limits on such bank’s performance.

The Company is a bank holding company and its operations are conducted through its subsidiaries, Delmarva and Partners. The Company’s ability to pay dividends depends on its receipt of dividends from Delmarva and Partners. Dividend payments from Delmarva and Partners are subject to legal and regulatory limitations, generally based on net profits and retained earnings, imposed by the various banking regulatory agencies. The ability of Delmarva or Partners to pay dividends is also subject to their profitability, financial condition, capital requirements, and their respective cash flow requirements. For more information on these regulatory restrictions on the ability of the Affiliate Banks to pay dividends, see “Supervision and Regulation” in Item 1, Business. There is no assurance that Delmarva or Partners will be able to pay dividends in the future or that the Company will generate adequate cash flow from Delmarva and Partners to pay dividends in the future. The Company’s failure to pay dividends on its common stock could have a material adverse effect on the market price of its common stock. For additional information, please see Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Any declaration or payment of dividends will also depend on the evaluation of a number of factors, including our earnings and financial condition, liquidity and capital requirements, general economic and regulatory conditions and other factors deemed relevant by our Board of Directors. Additionally, we have made, and may make in the future, capital management decisions that could adversely impact the amount of dividends, if any, paid to our shareholders.

Competition from other traditional and nontraditional financial institutions and service providers may adversely affect the Company’s profitability.

The financial services business is highly competitive. The Company competes as a financial intermediary with commercial banks, savings banks, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market mutual funds and other financial institutions operating in the Affiliate Banks’ respective markets, as well as nontraditional competitors such as fintech companies and internet-based lenders, depositories and payment systems. The Company’s profitability depends upon its continued ability to successfully compete with traditional and new financial services providers, some of which maintain a physical presence in the Affiliate Banks’ market areas and others of which maintain only a virtual presence.

Many of the Company’s competitors have substantially greater resources and lending limits than the Company has, and offer certain services, such as extensive and established branch networks and trust services, that the Company does not currently provide or currently expect to provide in the near future. Moreover, larger institutions operating in their respective market areas have access to borrowed funds at lower cost than will be available to the Company. Additionally, many nonbank competitors are not subject to the same extensive federal regulations that apply to bank holding companies and federally insured banks. As a result, some of the Company’s competitors may have the ability to offer products and services that the Company is unable to offer or to offer products and services at more competitive rates.

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

The nature of the Company’s business makes it sensitive to the large body of accounting rules in the United States. From time to time, the governing bodies that oversee changes to accounting rules and reporting requirements may release new guidance for the preparation of our financial statements. These changes can materially impact how the Company records and reports its financial condition and results of operations. In some instances, the Company could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Beginning in 2023, the Company is required to calculate the allowance for credit losses on the basis of the current expected credit losses over the lifetime of our loans, or the Current Expected Credit Losses (“CECL”), which may result in increases in its allowance for credit losses and future provisions for credit losses.

Under the CECL model, banks are required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current accounting principles generally accepted in the United States (“U.S. GAAP”) through December 31, 2022, which delayed recognition until it was probable a loss had been incurred. The Company must recognize a one-time cumulative-effect adjustment to the allowance for credit losses as of the beginning of 2023, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016. Accordingly, the adoption of the CECL model will materially affect how the Company determines its allowance for credit losses, and could require it to significantly increase its allowance. Moreover, the CECL model may create more volatility in the level of the allowance for credit losses. If the Company is required to materially increase the level of its allowance for credit losses for any reason, such increase could adversely affect its capital, regulatory capital ratios, ability to make larger loans, earnings and performance metrics. Any such changes could have a material adverse effect on the Company’s business, financial condition, results of operations and stock price.

The soundness of other financial institutions may adversely affect the Company.

Financial services institutions are interrelated as a result of trading, clearing, counterparty, or other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In the past, defaults by, or even speculation about, one or more financial services institutions or the financial services industry generally during moments of economic crisis have led to market-wide liquidity problems which could result in defaults and, as a result, impair the confidence of our counterparties and ultimately affect our ability to effect transactions. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, and the FDIC was appointed as receiver, on March 12, 2023, Signature Bank was closed by the New York State Department of Financial Services, which also appointed the FDIC as receiver, and on March 8, 2023, Silvergate Bank announced it will voluntarily liquidate its assets and wind down its operations, in each case due primarily to liquidity concerns. Although the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all deposits after only one business day of closure, including uninsured deposits, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the credit exposure due to the Company. Any such losses could have a material adverse effect on the Company’s financial condition and results of operations.

Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, deposit outflows, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.

Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems and/or deposit outflows. For example, on March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the the FDIC as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their deposits after only one business day of closure, including uninsured deposits, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder. If any parties with whom we conduct business are unable to access deposits with another financial institution, funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ credit quality, ability to pay their obligations to us, or to enter into new commercial arrangements requiring additional payments to us could be adversely affected. In this regard, counterparties to SVB credit agreements and arrangements, and third parties such as beneficiaries of letters of credit (among others), may experience direct impacts from the closure of SVB and uncertainty remains over liquidity concerns in the broader financial services industry. Additionally, confidence in the safety and soundness of regional or community banks specifically or the banking system generally could impact where customers choose to maintain deposits, which could materially adversely impact our liquidity, loan funding capacity, ability to raise funds, and results of operations.

Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediate liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Although we assess our funding relationships as we believe necessary or appropriate, our access to funding sources and other arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, our customers, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform our obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we or our customers have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.

Additionally, we could be impacted by current or future negative perceptions and expectations about the prospects for the financial services industry (including the impact of Moody’s Investors Service’s rating change of the outlook of the US banking system from “stable” to “negative”), which could worsen over time and result in downward pressure on, and continued or accelerated volatility of, bank securities.

Market volatility may have materially adverse effects on the Company’s liquidity and financial condition.

The capital and credit markets have experienced extreme volatility and disruption. Inflationary pressures have been increasing, and since the beginning of 2022, in response to this elevated inflation, the Federal Open Market Committee of the Federal Reserve has increased the target range for the federal funds rate to its current range of 4.75%

to 5.00% in March 2023, with further increases expected in 2023. Additionally, over the last several years, in some cases, the markets have exerted downward pressure on stock prices, security prices, and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. Moreover, the COVID-19 pandemic continues to disrupt supply chains, affecting production and sales across a range of industries (including businesses and industries in the geographies served by our Affiliate Banks) and has caused a significant amount of market disruption and volatility. The extent of the impact of the COVID-19 pandemic on our liquidity and financial condition will depend on certain developments, including the effects of new and evolving variants of COVID-19, the impact to our customers, employees and vendors, and the impact to the financial services and banking industry and the economy as a whole – all of which are uncertain and cannot be predicted at this time due to the ongoing and dynamic nature of the COVID-19 pandemic. If the market disruption and volatility associated with the above factors continues, there can be no assurance that the Company will not experience adverse effects, which may be material, on its liquidity, financial condition, and profitability.

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

Liquidity is essential to the Company’s business. Liquidity risk is the potential that the Company will be unable to meet its obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. The Company requires sufficient liquidity to fund asset growth, meet customer loan requests, customer deposit maturities and withdrawals, payments on its debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances, including events causing industry or general financial market stress. Liquidity risk can increase due to a number of factors, including an over-reliance on a particular source of funding or market-wide phenomena such as inflation, rising interest rates, market dislocation and major disasters, including public health crises, such as the COVID-19 pandemic, and geopolitical events, such as the war in Ukraine. Factors that could detrimentally impact access to liquidity sources include, but are not limited to, a decrease in the level of the Company’s business activity as a result of a downturn in the markets in which its loans are concentrated, adverse regulatory actions against the Company, or changes in the liquidity needs of depositors. Market conditions or other events could also negatively affect the level or cost of funding, affecting its ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations, and fund asset growth and new business transactions at a reasonable cost, in a timely manner, and without adverse consequences. The Company’s inability to raise funds through deposits, borrowings, the sale of loans, and other sources could have a substantial negative effect on its business, and could result in the closure of the Company or either of the Affiliate Banks. The Company’s access to funding sources in amounts adequate to finance its activities or on acceptable terms could be impaired by factors that affect its organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity could impair the Company’s ability to fund operations and meet its obligations as they become due and could have a material adverse effect on its business, financial condition and results of operations.

The Company relies on customer deposits, advances from the FHLB and brokered deposits to fund its operations. Although the Company has historically been able to replace maturing deposits and advances if desired, including throughout the most recent recession, it may not be able to replace such funds in the future if its financial condition, the financial condition of the FHLB or market conditions were to change. FHLB borrowings and other current sources of liquidity may not be available or, if available, sufficient to provide adequate funding for operations.

The Company is subject to environmental liability risk associated with lending activities.

A significant portion of the Company’s loan portfolio is secured by real property. During the ordinary course of business, the Company may foreclose on and take title to properties securing certain loans. In doing so, there is a risk that the Company could be subject to environmental liabilities with respect to these properties. If hazardous or toxic substances are found, the Company may be liable for remediation costs, as well as for personal injury and property damage. Environmental laws may require the Company to incur substantial expense and may materially reduce the affected property’s value or limit the Company’s ability to use or sell the affected property. In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase the Company’s exposure to environmental liability. Although the Company has policies and procedures to perform an environmental review before initiating any foreclosure action on real property, these reviews may not be sufficient to detect all potential environmental hazards. The remediation costs and any other financial liabilities associated with an environmental hazard could have a material adverse effect on the Company’s financial condition and results of operations and in turn, the Company’s financial condition, results of operations and stock price.

The Company depends on the accuracy and completeness of information about customers and counterparties, and our financial condition could be adversely affected if we rely on misleading information.

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

Consumers may decide not to use banks to complete their financial transactions, which could have a material adverse impact on the Company’s business, financial condition and results of operations.

Technology and other changes are allowing parties to complete financial transactions, which historically have involved banks, through alternative methods, and these changes toward digital financial transactions have accelerated due to the COVID-19 pandemic. For example, consumers can now maintain funds that would have historically been held as bank deposits in brokerage accounts, mutual funds, reloadable pre-paid cards, or other types of assets, including cryptocurrencies and other digital assets. Consumers can also complete transactions such as obtaining loans, paying bills and/or transferring funds directly without the assistance of banks. The process of eliminating banks as intermediaries, known as “disintermediation,” could result in the loss of fee income, as well as the loss of loans, customer deposits and the related income generated from those transactions. The loss of these revenue streams and the lower cost deposits as a source of funds could have a material adverse effect on the Company’s business, financial condition and results of operations.

Risks Related to Bank and Bank Holding Company Regulation

The banking industry is highly regulated, and the regulatory framework, together with any future legislative or regulatory changes, may have a materially adverse effect on the Company’s operations.

The banking industry is highly regulated and supervised under both federal and state laws and regulations that are intended primarily for the protection of depositors, customers, the public, the banking system as a whole and the FDIC DIF, not for the protection of our shareholders and creditors. The Company is subject to primary regulation and supervision by the Federal Reserve, Delmarva is subject to primary regulation and supervision by the Federal Reserve and the Delaware Commissioner, and Partners is subject to primary regulation by the Federal Reserve and the Virginia

Bureau. Compliance with these laws and regulations can be difficult and costly, and changes to laws and regulations can impose additional compliance costs. The federal, state and local laws and regulations applicable to the Affiliate Banks govern a variety of matters, including permissible types, amounts and terms of loans and investments it may make, the maximum interest rate that may be charged, the amount of reserves it must hold against deposits it takes, the types of deposits it may accept and the rates it may pay on such deposits, maintenance of adequate capital and liquidity, changes in control of the Company and the Affiliate Banks, transactions between the Company and the Affiliate Banks, handling of nonpublic information, restrictions on dividends, establishment of new offices, and the monitoring and reporting of suspicious activity and customers who are perceived to present a heightened risk of money laundering or other illegal activity. The Company and the Affiliate Banks must obtain approval from their regulators before engaging in certain activities, and there is risk that such approvals may not be granted, either in a timely manner or at all. These requirements may constrain the Company’s operations, and the adoption of new laws and changes to or repeal of existing laws may have a further impact on the Company’s business, financial condition and results of operations. Also, the burden imposed by those federal and state regulations may place banks in general, including the Affiliate Banks in particular, at a competitive disadvantage compared to non-bank competitors. The Company’s failure to comply with any applicable laws or regulations, or regulatory policies and interpretations of such laws and regulations, could result in sanctions by regulatory agencies, civil money penalties or damage to our reputation, all of which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

In addition, regulators may elect to alter standards or the interpretation of the standards used to measure regulatory compliance or to determine the adequacy of liquidity, risk management or other operational practices for financial service companies in a manner that impacts the Company’s ability to implement its strategy and could affect the Company in substantial and unpredictable ways, and could have a material adverse effect on the Company’s business, financial condition and results of operations. Furthermore, the regulatory agencies have extremely broad discretion in their interpretation of laws and regulations and their assessment of the quality of our loan portfolio, investment securities portfolio and other assets. If any regulatory agency’s assessment of the quality of our assets, operations, lending practices, investment practices, capital structure or other aspects of the Company’s business differs from the Company’s assessment, the Company may be required to take additional charges or undertake, or refrain from taking, actions that could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company is required to maintain capital to meet regulatory requirements, and the Company’s failure to maintain sufficient capital, whether due to losses, an inability to raise capital or otherwise could adversely affect the Company’s financial condition, liquidity, results or operations and ability to maintain regulatory compliance.

The Company and the Affiliate Banks each must meet regulatory capital requirements and maintain sufficient liquidity. The Federal Reserve may also set higher capital requirements for holding companies whose circumstances warrant it. For example, holding companies experiencing significant internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Our regulatory capital ratios currently are in excess of the levels established for “well-capitalized” institutions. Regulators may, from time to time, implement changes to regulatory capital adequacy guidelines. Furthermore, regulators may require that the Company and/or Affiliate Banks maintain higher levels of regulatory capital based on their condition, risk profile, growth plans or conditions in the banking industry or economy. Bank regulatory agencies have been (and are expected to continue to be) very proactive in responding to both market and supervisory concerns with respect to capital requirements. Any new or revised standards adopted in the future may require us to maintain materially more capital, with common equity as a more predominant component, or manage the configuration of our assets and liabilities to comply with formulaic liquidity requirements and could result in regulatory actions if the Company or Affiliate Banks were unable to comply with such requirements. The Company may not be able to raise additional capital at all, or on terms acceptable to it. Failure to maintain capital to meet current or future regulatory requirements could have a significant material adverse effect on the Company’s business, financial condition and results of operations. For additional information, please see “Supervision and Regulation” in Item 1, Business.

The Company may need or be compelled to raise additional capital in the future which could dilute shareholders or be unavailable when needed or at unfavorable terms.

The Company generally may issue additional shares of the Company’s common stock up to the number of shares authorized in the Company’s articles of incorporation. The Company may issue additional shares of the Company’s common stock in the future for a number of reasons, including to finance the Company’s operations and business strategy (including mergers and acquisitions) or to address regulatory capital concerns, among others. If the Company raises capital by selling shares of the Company’s common stock for any reason, the issuance would have a dilutive effect on the current holders of the Company’s common stock and could have a material adverse effect on the market price of such securities. New investors may also have rights, preferences and privileges senior to the Company’s shareholders, which may adversely impact its shareholders. The Company’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside its control, and on its financial performance. Accordingly, the Company cannot be assured of its ability to raise additional capital on terms and time frames acceptable to it or to raise additional capital at all. If the Company cannot raise additional capital in sufficient amounts when needed, its ability to comply with regulatory capital requirements could be materially impaired. Additionally, the inability to raise capital in sufficient amounts may adversely affect the Company’s business, financial condition, and results of operations.

Risks Related to the Company’s Common Stock

The Company’s ownership is concentrated in one significant shareholder.

Kenneth R. Lehman beneficially owns approximately 41.1% of the Company’s common stock. As a result, Mr. Lehman has the ability to exercise significant control over the Company’s business policies and affairs, such as the composition of the Company’s board of directors and any action requiring the approval of the Company’s shareholders, including the adoption of amendments to its articles of incorporation and the approval of a merger, share exchange or sale of substantially all of its assets. Mr. Lehman is able to vote his shares in favor of his interests that may not always coincide with the interests of the other shareholders.

For additional information, please see Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Maryland business corporation law and various anti-takeover provisions in the Company’s governing documents could impede the takeover of the Company.

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

Risks Related to Information Technology

The Company’s business operations, including its transactions with customers, are increasingly done via electronic means, and this has increased its risks related to cybersecurity.

The Company relies heavily on communications and information systems to conduct its business. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While the Company has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. Although the Company maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. The Company is exposed to the risk of cyber-attacks in the normal course of business. In addition, the Company is exposed to cyber-attacks on vendors and merchants that affect the Company and its customers. In general, cyber incidents can result from deliberate attacks or unintentional events. The Company has observed an increased level of attention in the industry focused on cyber-attacks that include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. To combat against these attacks, policies and procedures are in place to prevent or limit the effect of the possible security breach of its information systems. While the Company maintains insurance coverage that may, subject to policy terms and conditions including significant self-insured deductibles, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses. As cyber threats continue to evolve, the Company also may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may it be able to implement guaranteed preventive measures against such security breaches. Cyber threats are rapidly evolving, and the Company may not be able to anticipate or prevent all such attacks and could be held liable for any security breach or loss.

The Company also faces direct and indirect technology, cybersecurity and operational risks relating to the customers, clients and other third parties with whom it does business or upon whom the Company relies to facilitate or enable its business activities. As a result of increasing consolidation, interdependence and complexity of financial entities and technology systems, a technology failure, cyber-attack or other information or security breach that significantly degrades, deletes or compromises the systems or data of one or more financial entities could have a material impact on counterparties or other market participants, including the Company. Additionally, the existence of cyber-attacks or security breaches at third party service providers with access to our data may not be disclosed to us in a timely manner.

Cyber-attacks and other information or security breaches, whether directed at the Company or third parties, may result in a material loss or have material consequences. Moreover, the public perception that a cyber-attack on the Company’s systems has been successful, whether or not this perception is correct, may damage the Company’s reputation with customers and third parties with whom the Company does business. While the Company has not incurred any material losses related to cyber-attacks, the Company is subject to cyber-attacks from time to time, including data mining incidents. Such cyber-attacks may cause the Company to incur substantial costs and suffer other negative consequences, and there can be no assurance that the Company will not suffer such losses in the future. Such negative consequences could include remediation costs that may include liability for stolen assets or information and repairing system damage that may have been caused; deploying additional personnel and protection technologies, training employees, and engaging third-party experts and consultants; lost revenues resulting from unauthorized use of proprietary information or the failure to retain or attract customers following an attack; disruption or failures of physical infrastructure, operating systems or networks that support the Company’s business and customers resulting in the loss of customers and business opportunities; additional regulatory scrutiny and possible regulatory penalties; litigation; and, reputational damage adversely affecting customer or investor confidence.

The Company’s financial performance may suffer if its information technology is unable to keep pace with growth or industry developments.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, and the Company expects that new technologies will continue to emerge. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. The Company’s future success depends, in part, upon its ability to address the needs of its customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in the Company’s operations. Many of the Company’s competitors have substantially greater resources to invest in technological improvements. Additionally, developing or acquiring access to new technologies and incorporating those technologies into the Company’s products and services, or using them to expand the Company’s products and services, may require significant investments, may take considerable time to complete, and ultimately, may not be successful. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse impact on Delmarva’s and Partners’ businesses and, in turn, the Company’s business, financial condition and results of operations.

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

Stock price volatility may negatively impact the price at which our common stock may be sold, and may also negatively impact the timing of any sale. The Company’s stock price may fluctuate widely in response to a variety of factors, some of which are unrelated to the Company’s financial performance, including the risk factors described herein and, including, among other things:

●	actual or anticipated variations in quarterly operating results, financial conditions or credit quality;
●	changes in business or economic conditions;
●	recommendations or research reports about the Company, the Affiliate Banks or the financial services industry in general published by securities analysts;
●	changes in financial estimates or publication of research reports and recommendations by financial analysts or actions taken by rating agencies with respect to the Company, the Affiliate Banks or other financial institutions;

●	news reports relating to trends, concerns and other issues in the financial services industry, such as the recent closings of SVB, Signature Bank and Silvergate Bank;
●	perceptions in the marketplace regarding the Company or the Affiliate Banks and their competitors;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving the Company, the Affiliate Banks or their competitors;
●	additions or departures of key personnel;
●	future sales or issuance of additional shares of stock;
●	fluctuations in the stock price and operating results of the Company’s competitors;
●	changes or proposed changes in laws or regulations, or differing interpretations thereof affecting the businesses of the Company or the Affiliate Banks, or enforcement of these laws or regulations;
●	new technology used, or services offered, by competitors;
●	additional investments from third parties; and
●	geo-political conditions such as acts or threats of terrorism, public health crises and pandemics (including the COVID-19 pandemic) or military conflicts.

General market fluctuations, including real or anticipated changes in the strength of the local economy; industry factors and general economic and political conditions and events, such as economic slowdowns or recessions; interest rate changes, oil price volatility or credit loss trends could also cause a decorate in the Company’s stock price regardless of operating results.

New lines of business or new products and services may subject the Company to additional risks.

From time to time, the Company may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts, particularly in instances where the markets are not fully developed. In developing and marketing new lines of business and/or new products and services, the Company may invest significant time and resources. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, shifting market preferences, natural disasters, geopolitical events (such as the war in Ukraine), and public health crises (such as the COVID-19 pandemic) may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could have a significant impact on the effectiveness of the Company’s system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and new products or services could have a material adverse effect on the Company’s business, financial condition, and results of operations.

The Company may not be able to attract and retain skilled people.

The Company’s success depends, in large part, on its ability to attract and retain members of management and other key employees. Competition for the best people in most activities engaged in by the Company can be intense, and the Company may not be able to hire people or to retain them. The loss of any of the Company’s senior management or key employees could materially and adversely affect the Company’s business and ability to execute its business plan, and the Company may not be able to find adequate replacements. The loss of personnel with extensive customer relationships may also cause business loss if the customers were to follow that employee to a competitor. The Company’s ability to attract and retain employees could also be impacted by changing workforce concerns, expectations, practices and preferences, including remote and hybrid work preferences largely created by the COVID-19 pandemic, and increasing labor shortages and competition for labor, which could increase labor costs. If the Company is unable to attract and retain skilled employees, its business and results of operations could be adversely affected.

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

Whether such claims and legal actions are legitimate or unfounded, if such claims and legal actions are not resolved in the Company’s favor, they may result in significant financial lability and/or adversely affect the Company’s reputation and products and services, as well as negatively impact customer demands for those products and services. Certain claims may seek injunctive relief, which could disrupt the ordinary conduct of the Company’s business and operations or increase the Company’s cost of doing business.

Further, the Company or the Affiliate Banks may in the future be subject to consent orders or other formal or informal enforcement agreements with their regulators. They may also, from time to time, be the subject of subpoenas, requests for information, reviews, investigations and proceedings (both formal and informal) by governmental agencies regarding current and/or prior business activities. Any such legal or regulatory actions may subject the Company to substantial compensatory or punitive damages, significant fines, penalties, obligations to change business practices or other requirements resulting in increased expenses, diminished income and damage to its reputation. Involvement in any such matters, whether tangential or otherwise and even if the matters are ultimately determined in their favor, could also cause significant harm to the Company’s reputation and divert management attention from the operation of their business. Further, any settlement, consent order, other enforcement agreement or adverse judgment in connection with any formal or informal proceeding or investigation by government agencies may result in litigation, investigations or proceedings as other litigants and government agencies begin independent reviews of the same activities. As a result, the outcome of legal and regulatory actions could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company may be subject to disruptions or failures of the financial, accounting, network and other information processing systems arising from events that are wholly or partially beyond the Company’s control, which may include, for example, computer viruses, electrical or telecommunications outages, natural disasters, public health crises and disease pandemics (including the current COVID-19 pandemic), damage to property or physical assets, acts of war (such as the war in Ukraine) or terrorist acts. The Company has developed a comprehensive business continuity plan which includes plans to maintain or resume operations in the event of an emergency, such as a power outage or disease pandemic, and contingency plans in the event that operations or systems cannot be resumed or restored. The business continuity plan is updated as needed, periodically reviewed, and components are regularly tested. The Company also reviews and evaluates the business continuity plans of critical third-party service providers. While the Company believes its business continuity plan and efforts to evaluate the business continuity plans of critical third-party service providers help mitigate risks, disruptions or failures affecting any of these systems may cause interruptions in service to customers, damage to the Company’s reputation, and loss or liability to the Company.

The Company is subject to ESG risks that could adversely affect the Company’s reputation, trading price of the Company’s common stock and/or business, operations and earnings.

Investors, regulators, customers and the general public are increasingly focused on ESG practices and disclosures, which also extends to the practices and disclosures of the customers, counterparties and service providers with whom the Company chooses to do business. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have also developed scores and ratings to evaluate companies based on ESG metrics. Currently, no universal standards for such scores or ratings exist, but the importance of ESG matters is becoming more broadly accepted by investors and regulators. Views about ESG are diverse, dynamic and rapidly changing, and if the Company fails to maintain appropriate ESG practices and disclosures or is subject to a low ESG score or rating, this could result in potential negative ESG-related publicly in traditional and social media. If the Company or its relationships with customers, service providers or suppliers were to become the subject of such negative publicity or low ESG scores or ratings, the Company’s ability to attract and retain customers and employees may be negatively impacted, and the Company’s stock price may also be adversely impacted. New government regulations could also result in new or more stringent forms of ESG oversight and expanded mandatory and voluntary reporting, diligence and disclosure. ESG-related costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, could adversely impact the Company’s results of operations.

Furthermore, investors have begun to consider how corporations are addressing ESG matters when making investment decisions. Any negative publicity regarding ESG, low ESG scores or ratings, or shifts in investing priorities may result in adverse effects on the Company’s stock price and/or the Company’s business, operations and earnings if investors, shareholders or other stakeholders determine that the Company has not adequately considered or addressed ESG matters.

ITEM 1B.     UNRESOLVED STAFF COMMENTS.

The Company has no unresolved staff comments to report.

ITEM 2.       PROPERTIES.

Delmarva currently maintains 14 branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal Office	910 Norman Eskridge Hwy Seaford, DE 19973	Leased
Administrative Office	2245 Northwood Drive Salisbury, MD 21801	Owned
Accounting & Customer Service Office	One Plaza East, Suite 200 Salisbury, MD 21801	Leased
IT & HR Office	2013 Northwood Drive Salisbury, MD 21801	Owned
Delmar Branch	9550 Ocean Highway Delmar, MD 21875	Owned
North Salisbury Branch	2727 N. Salisbury Boulevard Salisbury, MD 21801	Owned
East Salisbury Branch	241 Beaglin Park Drive Salisbury, MD 21804	Owned
Eastern Shore Drive Branch	921 Eastern Shore Drive Salisbury, MD 21804	Owned
Pecan Square Branch	1206 Nanticoke Road Salisbury, MD 21801	Owned

Name	Location	Owned/Leased
Laurel Branch	200 E. Market Street Laurel, DE 19956	Owned
Dagsboro Branch	28280 Clayton Street Dagsboro, DE 19939	Owned
Rehoboth Branch	18572 Coastal Highway Rehoboth Beach, DE 19971	Leased
West Ocean City Branch	12720 Ocean Gateway #4 Ocean City, MD 21842	Leased
26th Street Ocean City Branch	201 B 26th Street Ocean City, MD 21842	Leased
Loan Production Office	19264 Miller Road, Unit A Rehoboth Beach, DE 19971	Leased
Evesham Branch	145 North Maple Avenue Marlton, NJ 08053	Owned
Cherry Hill Branch	2099 Route 70 East Cherry Hill, NJ 08003	Leased
Moorestown Branch	227 West Camden Avenue Moorestown, NJ 08057	Leased

Partners currently maintains five branches and other facilities as set forth in the table below.

Name	Location	Owned/Leased
Principal and Executive Office	410 William Street Fredericksburg, VA 22401	Leased, from LLC in which Partners has a 50% interest
Salem Church Branch	4210 Plank Road Fredericksburg, VA 22407	Leased
Spotsylvania Courthouse Branch	7415 Laughlin Boulevard Spotsylvania, VA 22553	Leased
La Plata Branch	115 East Charles Street La Plata, MD 20646	Land Leased; Building Owned
Reston Branch	1821 Michael Faraday Drive, Suite 101 Reston, VA 20190	Leased
Annapolis Loan Production Office	2661 Riva Road, Building 1000, Suite 1035, Annapolis, MD 21404	Leased
Operations Center	520 William Street, Fredericksburg, VA 22401	Leased

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

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 28, 2023, there were 17,985,577 shares of the Company’s common stock outstanding which were held by approximately 540 holders of record, which does not reflect the number of individuals or institutional investors holding stock in nominee name through banks, brokerage firms, and others.

The Company’s common stock is listed on the NASDAQ Capital Market (“Nasdaq”) under the symbol “PTRS”. On February 28, 2023, the closing price of the Company’s common stock on the Nasdaq was $9.09 per share.

The Company currently pays a quarterly dividend of $0.04 per share. The most recent quarterly dividend was declared on January 24, 2023 and was payable on February 15, 2023 to holders of record as of February 8, 2023. When declaring dividends, the Board of Directors considers, among other things, the Company’s long-term outlook, the Company’s financial condition and results of operations during recent financial periods, and trends in the investment and financing markets.

There can be no assurance that future earnings will be sufficient to allow the Company to maintain or increase the amount of the cash dividend. Substantially all of the Company's income from which it can pay dividends is the receipt of dividends from the Affiliate Banks. The availability of dividends from the Affiliate Banks is limited by various statutes and regulations. See “Supervision and Regulation—Limits on Dividends” in Item 1, Business. In addition, regulatory restrictions on the ability of the Affiliate Banks to transfer funds to the Company at December 31, 2022 are set forth in Note 16, “Regulatory Capital Requirements” in the “Notes to the Consolidated Financial Statements” contained in Item 8, Financial Statements and Supplementary Data. It also is possible, depending on the financial condition of the Affiliate Banks, and other factors, that the applicable regulatory authorities could assert that payment of dividends or other payments is an unsafe or unsound banking practice. In the event that either of the Affiliate Banks is unable to pay dividends to the Company, the Company may not be able to pay dividends on its common stock. As of the date of filing this Annual Report on Form 10-K, the Company has no such restrictions.

Computershare is the transfer agent for the Company’s common stock:

Shareholder Website: www.computershare.com/investor

Shareholder Online Inquiries: www.computershare.com/investor/contact

Telephone: 1 (800) 368-5948

Computershare Inc. (Overnight Delivery)Computershare Inc. (Regular Mail)
150 Royal Street, Suite 101P.O. Box 43078
Canton, MA 02021Providence, RI 02940-3078

ISSUER PURCHASES OF EQUITY SECURITIES

In November 2020 the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter or year ended December 31, 2022.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the fourth quarter of 2022.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
October 1, 2022 to October 31, 2022	—	$ -	—	255,800
November 1, 2022 to November 30, 2022	—	$ -	—	255,800
December 1, 2022 to December 31, 2022	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 6. RESERVED

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at December 31, 2022 to its financial condition at December 31, 2021 and the results of operations for the years ended December 31, 2022 and 2021. This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing in Item 8 of Part II of this Annual Report on Form 10-K.

Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “anticipate,” “contemplate,” “expect,” “believe,” “estimate,” “foresee,” “plan,” “project,” “predict,” “anticipate,” “intend,” “indicate,” “likely,” “target,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the LINK Merger Agreement between the Company and LINK;
●	the outcome of any legal proceedings that may be instituted against the Company or LINK;
●	the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	the ability of the Company and LINK to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
●	the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of either or both parties to the proposed transaction;
●	the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and LINK do business;
●	certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;
●	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate the Company’s operations and those of LINK, which may be more difficult, time-consuming or costly than expected;
●	revenues following the proposed transaction may be lower than expected;

●	the Company’s and LINK’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing;
●	the dilution caused by LINK’s issuance of additional shares of its capital stock in connection with the proposed transaction;
●	effects of the announcement, pendency or completion of the proposed transaction on the ability of the Company and LINK to retain customers and retain and hire key personnel and maintain relationships with their suppliers, and on their operating results and businesses generally;
●	potential adverse consequences related to the Termination Agreement with OCFC;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client spending and saving behaviors, the Company’s funding costs and the Company’s loan and investment securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflict between Russia and Ukraine) or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market areas;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Partners’ product offerings;
●	changes in accounting principles, standards, rules and interpretations, and elections by the Company thereunder, and the related impact on the Company’s financial statements, including the implementation of CECL;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effects of the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that may emerge, the distribution and efficacy of vaccines, and the heightened impact it has on many of the risks described herein;
●	any indirect exposure related to the closings of SVB, Signature Bank and Silvergate Bank and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with SVB, Signature Bank and Silvergate Bank may also adversely impact, directly or indirectly, other financial institutions and market participants with which Partners has commercial or deposit relationships with;
●	legislative or regulatory changes and requirements;
●	the discontinuation of London Interbank Offered Rate (“LIBOR”) and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

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

Overview

The Company, a bank holding corporation, through its wholly owned subsidiaries, Delmarva and Partners, each of which are commercial banking corporations, engages in general commercial banking operations, with nineteen branches throughout Wicomico, Charles, Anne Arundel, and Worcester Counties in Maryland, Sussex County in Delaware, Camden and Burlington Counties in New Jersey, the cities of Fredericksburg and Reston, Virginia, and Spotsylvania County, Virginia.

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

On February 22, 2023, the Company and LINK, parent company of LINKBANK, announced that they have entered into the LINK Merger Agreement pursuant to which the Company will merge into LINK, with LINK surviving, and following which Delmarva and Partners will each successively merge with and into LINKBANK, with LINKBANK surviving. Upon completion of the transaction, the Company’s shareholders will own approximately 56% and LINK shareholders, inclusive of shares issued in a concurrent private placement of common stock by LINK, will own approximately 44% of the combined company. The mergers are subject to receiving the requisite approval of the Company’s and LINK’s stockholders, receipt of all required regulatory approvals, and fulfillment of other customary closing conditions.

Also, on November 9, 2022, the Company and OCFC entered into the Termination Agreement pursuant to which, among other things, the parties mutually agreed to terminate the OCFC Merger Agreement entered into on November 4, 2021 and transactions completed thereby. Each party will bear its own costs and expenses in connection with the terminated transaction, and neither party will pay a termination fee in connection with the termination of the OCFC Merger Agreement. The Termination Agreement also mutually released the parties from any claims of liability to one another relating to the OCFC Merger Agreement and the terminated transaction.

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

The ongoing COVID-19 pandemic has severely disrupted supply chains and adversely affected production, demand, sales and employee productivity across a range of industries, and previously resulted in orders directing the closing or limited operation of certain businesses and restrictions on public gatherings. These events affected the Company’s operations during fiscal year 2021 and 2022, and, along with economic uncertainties caused by geopolitical conflicts such as the war in Ukraine, the closings of SVB, Signature Bank and Silvergate Bank by bank regulators and other events, are expected to impact the Company’s financial results continuing on into 2023.

Please refer to the “Provision and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to payment deferrals, concentrations in higher risk industries, and the impact on the allowance for credit losses.

The following discussion and analysis also identifies significant factors that have affected the Company's financial position and operating results during the periods included in the consolidated financial statements accompanying this report. You are encouraged to read this section in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in Item 8 in this Annual Report on Form 10-K, and the other statistical and financial information included in this Form 10-K.

Critical Accounting Policies and Estimates

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company's consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in Item 8 in this Annual Report on Form 10-K. The accounting principles the Company follows and the methods of applying these principles conform to accounting principles generally accepted in the United States of America (“U.S. GAAP”) and general banking industry practices. The Company's most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of our borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. Note 3, “Loans, Allowance for Credit Losses and Impaired Loans”, to the notes of the consolidated financial statements.

Another of the Company’s critical accounting policies, with the acquisitions of Liberty Bell Bank (“Liberty”) in 2018 and Partners in 2019, relates to the valuation of goodwill and intangible assets. The Company accounted for the merger between the Company and Liberty in 2018 (the “Liberty Merger “) and the Partners Share Exchange in accordance with Accounting Standards Codification (“ASC”) Topic No. 805, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Partners Share Exchange. This assessment was performed during the fourth quarter of 2022, and resulted in no impairment of goodwill. Depending on the severity of the economic consequences of the COVID-19 pandemic and recent bank closures by federal regulators, and their impact on the

Company, management may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.

In addition to the Company’s policies related to the valuation of goodwill, intangible assets and other acquisition accounting adjustments, ongoing accounting for acquired loans is considered a critical accounting policy. Acquired loans are classified as either purchased credit impaired (“PCI”) loans or purchased performing loans and are recorded at fair value on the date of acquisition. PCI loans are those for which there is evidence of credit deterioration since origination and for which it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments. The difference between contractually required payments at acquisition and the cash flows expected to be collected at acquisition is referred to as the “nonaccretable difference.” Any excess of cash flows expected at acquisition over the estimated fair value is referred to as the “accretable yield” and is recognized as interest income over the remaining life of the loan when there is a reasonable expectation about the amount and timing of such cash flows. Periodically, we evaluate our estimate of cash flows expected to be collected on PCI loans. Estimates of cash flows for PCI loans require significant judgment. Subsequent decreases to the expected cash flows will generally result in a provision for credit losses resulting in an increase to the allowance for credit losses. Subsequent significant increases in cash flows may result in a reversal of post-acquisition provision for credit losses or a transfer from nonaccretable difference to accretable yield that increases interest income over the remaining life of the loan, or pool(s) of loans. The Company accounts for purchased performing loans using the contractual cash flows method of recognizing discount accretion based on the acquired loans’ contractual cash flows. Purchased performing loans are recorded at fair value, including a credit discount. The fair value discount is accreted as an adjustment to yield over the estimated lives of the loans. There is no allowance for credit losses established at the acquisition date for purchased performing loans, but a provision for credit losses may be required for any deterioration in these loans in future periods. The Company evaluates purchased performing loans quarterly for deterioration and records any required additional provision for credit losses.

Another critical accounting policy relates to deferred tax assets and liabilities. The Company records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty Merger, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty (50) percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income attributable to the Company for the year ended December 31, 2022 totaled $13.6 million, or $0.76 per basic and diluted share, as compared to $7.4 million, or $0.42 per basic and diluted share, for the year ended December 31, 2021, a $6.2 million or 83.7% increase.

The Company’s results of operations for the twelve months ended December 31, 2022 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to lower average balances of and rates paid on interest-bearing deposits, a decrease in average borrowings balances, an increase in average loan balances, an increase in yields earned on average cash and cash equivalents balances, and an increase in average investment securities balances and yields earned, which were partially offset by lower average balances of cash and cash equivalents, lower loan yields due to lower net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration, and an increase in rates paid on average borrowings balances;
●	A higher net interest margin (tax equivalent basis);
●	A significantly lower provision for credit losses due to the current economic environment and the milder impact of the COVID-19 pandemic compared to December 31, 2021, which was partially offset by organic loan growth;
●	Lower expenses associated with the Company’s terminated merger with OCFC, including recording no accelerated stock-based compensation expense during the twelve months ended December 31, 2022 as compared to recording $896 thousand in accelerated stock-based compensation expense during the same period of 2021 related to the accelerated vesting of restricted stock awards, which accelerated vesting was subject to the prior approval of the Company and was not contingent on the closing of the merger, and incurring $1.4 million in merger related expenses during the twelve months ended December 31, 2022 as compared to $979 thousand during the same period of 2021; and
●	Recording gains on other real estate owned as compared to losses for the same period of 2021.

Negative Impacts:

●	Recording losses on sales and calls of investment securities as compared to gains for the same period of 2021;
●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Recording losses on sales of other assets as compared to gains for the same period of 2021; and
●	Expenses associated with Partners’ new key hires and expansion into the Greater Washington market, including opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021.

For the twelve months ended December 31, 2022, the Company’s return on average assets, return on average equity and efficiency ratio were 0.82%, 10.04% and 68.16%, respectively, as compared to 0.46%, 5.44% and 76.95%, respectively, for the same period in 2021.

The increase in net income attributable to the Company for the twelve months ended December 31, 2022, as compared to the same period in 2021, was driven by an increase in net interest income, a lower provision for credit losses, and lower other expenses, and was partially offset by a decrease in other income and higher federal and state income taxes.

Financial Condition

Total assets as of December 31, 2022 were $1.57 billion, a decrease of $70.4 million, or 4.3%, from December 31, 2021.  The key driver of this change was a decrease in cash and cash equivalents, which was partially offset by increases in investment securities available for sale, at fair value, and total loans held for investment.  Changes in key balance sheet components as of December 31, 2022 compared to December 31, 2021 were as follows:

●	Interest bearing deposits in other financial institutions as of December 31, 2022 were $103.9 million, a decrease of $194.0 million, or 65.1%, from December 31, 2021. Key drivers of this change were an increase in investment securities available for sale, at fair value, and total loan growth outpacing total deposit growth;
●	Federal funds sold as of December 31, 2022 were $23.0 million, a decrease of $5.0 million, or 18.0%, from December 31, 2021. Key drivers of this change were the aforementioned items noted in the analysis of interest bearing deposits in other financial institutions;

●	Investment securities available for sale, at fair value as of December 31, 2022 were $133.7 million, an increase of $11.6 million, or 9.5%, from December 31, 2021. Key drivers of this change were management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio as a result of increases in market interest rates;
●	Loans, net of unamortized discounts on acquired loans of $1.7 million as of December 31, 2022 were $1.23 billion, an increase of $115.7 million, or 10.4%, from December 31, 2021. The key driver of this change was an increase in organic growth, including growth of approximately $68.9 million in loans related to Partners’ expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $8.2 million under round two of the PPP. As of December 31, 2022, there were no loans under the PPP that were still outstanding;
●	Total deposits as of December 31, 2022 were $1.34 billion, a decrease of $103.3 million, or 7.2%, from December 31, 2021. Key drivers of this change were scheduled maturities of time deposits that were not replaced and significant outflows related to competitive pressures in the higher interest rate environment, which were partially offset by organic growth as a result of our continued focus on total relationship banking and Partners’ expansion into the Greater Washington market;
●	Total borrowings as of December 31, 2022 were $84.6 million, an increase of $35.4 million, or 71.9%, from December 31, 2021. The key driver of this change was an increase in short-term borrowings with the FHLB due to the aforementioned items noted in the analysis of total deposits, which was partially offset by a decrease in long-term borrowings with the FHLB resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, and a decrease in Partners’ majority owned subsidiary JMC’s warehouse line of credit with another financial institution; and
●	Total stockholders’ equity as of December 31, 2022 was $139.3 million, a decrease of $2.0 million, or 1.4%, from December 31, 2021. Key drivers of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the twelve months ended December 31, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

Delmarva's Tier 1 leverage capital ratio was 9.3% at December 31, 2022 as compared to 8.1% at December 31, 2021.  At December 31, 2022, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 12.1% and 13.4%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.6% and 12.9%, respectively, at December 31, 2021.

Partners’ Tier 1 leverage capital ratio was 8.9% at December 31, 2022 as compared to 8.5% at December 31, 2021.  At December 31, 2022, Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.5% and 11.3%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 11.3% and 12.0%, respectively, at December 31, 2021.

As of December 31, 2022, all of the capital ratios of Delmarva and Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At December 31, 2022, nonperforming assets totaled $2.2 million, a decrease from December 31, 2021 balances of $9.8 million. The primary drivers of this decrease were decreases in nonaccrual loans and other real estate owned, net (“OREO”), which were partially offset by an increase in loans past due 90 days or more and still accruing interest.  Nonaccrual loans totaled approximately $2.2 million at December 31, 2022, as compared to $9.0 million at December 31, 2021.  Loans past due 90 days or more and still accruing interest totaled $45 thousand at December 31, 2022, as compared to $0 at December 31, 2021.  OREO, net as of December 31, 2022 totaled $0, as compared to $837 thousand at December 31, 2021.  Nonperforming loans as a percentage of total assets was 0.14% at December 31, 2022, as compared to 0.54% at December 31, 2021.  Nonperforming assets to total assets as of December 31, 2022 was 0.14%, as compared to 0.60% at December 31, 2021.  Loans classified as troubled debt restructurings (“TDRs”) totaled $3.4 million at December 31, 2022, as compared to $7.9 million at December 31, 2021, representing a decrease of $4.5 million during the twelve months ended December 31, 2022.  Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during 2022, one loan relationship that was classified as a TDR was paid down and the remaining balance was charged-off, reducing the balance in total by approximately $2.9 million, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR during the second quarter of 2022.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Net charge-offs were $1.7 million, or 0.14% of average total loans, for the twelve months ended December 31, 2022, as compared to $870 thousand, or 0.08% of average total loans, for the same period of 2021.  The allowance for credit losses to total loans ratio was 1.16% at December 31, 2022, as compared to 1.31% at December 31, 2021.  In addition to the allowance for credit losses, as of December 31, 2022 and December 31, 2021, the Company had $1.7 million and $2.3 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets
	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Yield on earning assets	3.93%	3.64%
Return on average assets	0.82%	0.46%
Return on average equity	10.04%	5.44%
Average equity to average assets	8.16%	8.52%

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

Net income attributable to the Company was $13.6 million and $7.4 million for the years ended December 31, 2022 and 2021, respectively, as reported in its audited consolidated financial statements. The following discussion should be read in conjunction with the Company's audited consolidated financial statements and the notes to the audited consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The following is a summary of the results of operations and financial condition of the Company at and for the periods and at the dates indicated, respectively:

	Year Ended
	December 31,
Results of operations:	2022	2021
(Dollars in Thousands, except per share data)
Net interest income	$55,996	$46,430
Provision for credit losses	1,348	2,323
Provision for income taxes	4,512	2,247
Noninterest income	5,201	8,322
Noninterest expense	41,850	42,287
Total income	67,861	63,675
Total expenses	54,374	55,780
Net income	13,487	7,895
Net income attributable to Partners Bancorp	13,615	7,411
Basic earnings per share	0.758	0.417
Diluted earnings per share	0.757	0.416

	December 31,
Financial condition at year end:	2022	2021
(Dollars in Thousands, except per share data)
Total assets	$1,574,612	$1,644,979
Loans receivable, net	1,218,551	1,102,539
Investment securities, available for sale	133,657	122,021
Federal funds sold	22,990	28,040
Demand and NOW deposits	650,557	653,334
Savings, money market, and time deposits	689,048	789,542
Stockholders' equity	139,329	141,368
Tangible common equity per share	7.13	7.23

Interest Income and Expense – Years Ended December 31, 2022 and 2021

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

Net interest income during the twelve months ended December 31, 2022 increased by $9.6 million, or 20.6%, when compared to the twelve months ended December 31, 2021. The Company’s net interest margin (tax equivalent basis) increased to 3.51%, representing an increase of 46 basis points for the twelve months ended December 31, 2022 as compared to the same period in 2021. The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of loans, higher average balances of and yields earned on investment securities, higher yields earned on average interest bearing deposits in other financial institutions and federal funds sold, and lower average balances of and rates paid on average interest-bearing liabilities, which were partially offset by a decrease in the yields earned on average loans, and lower average balances of interest bearing deposits in other financial institutions and federal funds sold. Total interest income increased by $7.3 million, or 13.2%, for the twelve months ended December 31, 2022, while total interest expense decreased by $2.3 million, or 25.3%, both as compared to the same period in 2021. The most significant factors impacting net interest income during the twelve months ended December 31, 2022 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, which was partially offset by the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment;
●	Decrease in average interest bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth and higher investment securities balances, and higher yields on each due to higher interest rates over the comparable periods;
●	Decrease in average interest-bearing deposit balances and lower rates paid, primarily due to scheduled maturities of time deposits that were not replaced and competitive pressures in the higher interest rate environment, partially offset by organic deposit growth in interest bearing demand, money market and savings accounts, and lower rates paid on average interest bearing demand, money market, savings and time deposits; and
●	Decrease in average borrowings balances, primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021, and offset by higher rates paid. The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, both of which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Negative Impacts:

●	Lower loan yields, primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by repricing of variable rate loans and higher average yields on new loan originations.

Loans

Average loan balances increased by $82.5 million, or 7.6%, and average yields earned decreased by 0.11% to 4.74% for the twelve months ended December 31, 2022, as compared to the same period in 2021.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $57.0 million related to Partners’ expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The decrease in average yields earned was primarily due to lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans, which were partially offset by the repricing of variable rate loans and higher average yields on new loan originations.  Total average loans were 73.2% of total average interest-earning assets for the twelve months ended December 31, 2022, compared to 71.2% for the twelve months ended December 31, 2021.

Investment securities

Average total investment securities balances increased by $17.7 million, or 13.6%, and average yields earned increased by 0.39% to 2.28% for the twelve months ended December 31, 2022, as compared to the same period in 2021.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, lower accelerated pre-payments on mortgage-backed investment securities and higher interest rates over the comparable periods, partially offset by calls on higher yielding investment securities in the previously low interest rate environment.  During the twelve months ended December 31, 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.  Total average investment securities were 9.2% of total average interest-earning assets for the twelve months ended December 31, 2022, compared to 8.5% for the twelve months ended December 31, 2021.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $8.3 million, or 0.9%, and average rates paid decreased by 0.21% to 0.52% for the twelve months ended December 31, 2022, as compared to the same period in 2021, primarily due to scheduled maturities of time deposits that were not replaced and competitive pressures in the higher interest rate environment, partially offset by organic deposit growth, including average growth of approximately $18.4 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market, and a decrease in the average rate paid on interest bearing demand, money market, savings and time deposits.

Borrowings

Average total borrowings decreased by $10.3 million, or 17.6%, and average rates paid increased by 0.31% to 4.04% for the twelve months ended December 31, 2022, as compared to the same period in 2021.  The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021.  The increase in average rates paid was primarily due to the decreases in the average balances of FHLB  advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The Federal Open Markets Committee (“FOMC”) raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC raised Federal Funds target rates by 50 basis points in May 2022, 75 basis points in June 2022, 75 basis points in July 2022, 75 basis points in September 2022, 75 basis points in November 2022, 50 basis points in December 2022, 25 basis points in January 2023, and 25 basis points in March 2023. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC currently projects a continued path of rate increases, with rate increases targeted at future FOMC meetings in 2023. The FOMC’s current Federal Funds target rate range is 4.75% to 5.00%. As a result, long-term interest rates have increased. The Company anticipates that the current and projected interest rate environment will lead to an expanded net interest margin for the Company. In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.

The following table depicts, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Year Ended			Year Ended
	December 31, 2022			December 31, 2021
(Dollars in Thousands)	Average	Interest/		Average	Interest/
(Unaudited)	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Cash & Due From Banks	$15,783	$—	—%	$16,608	$—	—%
Interest Bearing Deposits From Banks	230,433	3,131	1.36%	249,436	309	0.12%
Taxable Securities (1)	118,170	2,438	2.06%	95,550	1,365	1.43%
Tax‑exempt Securities (2)	29,308	921	3.14%	34,224	1,092	3.19%
Total Investment Securities (1) (2)	147,478	3,359	2.28%	129,774	2,457	1.89%
Federal Funds Sold	50,109	793	1.58%	60,891	59	0.10%
Loans: (3)
Commercial and Industrial (4)	135,444	7,176	5.30%	155,584	9,179	5.90%
Real Estate (4)	1,014,156	47,328	4.67%	904,513	42,702	4.72%
Consumer (4)	2,295	128	5.58%	3,158	182	5.76%
Keyline Equity (4)	17,251	865	5.01%	17,147	616	3.59%
Visa Credit Card	—	—	—%	48	2	4.17%
State and Political	883	44	4.98%	804	42	5.22%
Keyline Credit	121	29	23.97%	127	29	22.83%
Other Loans	1,431	11	0.77%	7,688	14	0.18%
Total Loans (2)	1,171,581	55,581	4.74%	1,089,069	52,766	4.85%
Allowance For Credit Losses	14,337			14,797
Unamortized Discounts on Acquired Loans	1,964			3,241
Total Loans, Net	1,155,280			1,071,031
Other Assets	62,233			72,196
Total Assets/Interest Income	$1,661,316	$62,864		$1,599,936	$55,591

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest Bearing Demand	$563,778	$—	—%	$482,914	$—	—%
Interest Bearing Demand	146,316	343	0.23%	127,853	412	0.32%
Money Market Accounts	278,431	605	0.22%	239,339	655	0.27%
Savings Accounts	148,665	226	0.15%	128,039	201	0.16%
All Time Deposits	328,514	3,480	1.06%	415,014	5,408	1.30%
Total Interest Bearing Deposits	901,926	4,654	0.52%	910,245	6,676	0.73%
Total Deposits	1,465,704			1,393,159
Borrowings	25,443	482	1.89%	34,786	625	1.80%
Notes Payable	22,815	1,470	6.44%	23,771	1,560	6.56%
Lease Liability	2,069	58	2.80%	2,188	62	2.83%
Other Liabilities	9,744	—		9,661	—
Stockholders' Equity	135,541	—		136,371	—
Total Liabilities & Equity/Interest Expense	$1,661,316	$6,664		$1,599,936	$8,923

Earning Assets/Interest Income (2)	$1,599,601	$62,864	3.93%	$1,529,170	$55,591	3.64%
Interest Bearing Liabilities/Interest Expense	$952,253	$6,664	0.70%	$970,990	$8,923	0.92%
Net interest income		$56,200			$46,668

Net Yield on Interest Earning Assets			3.51%			3.05%
Earning Assets/Interest Expense			0.42%			0.58%
Net Interest Spread (2)			3.23%			2.72%
Net Interest Margin (2)			3.51%			3.05%
(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholders’ equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0% for 2022 and 2021. Taxable equivalent adjustments of $193 thousand and $11 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively for the year ended December 31, 2022 and $229 thousand and $9 thousand, respectively for the year ended December 31, 2021.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit impaired loans acquired or discounts on credit impaired loans acquired.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following table shows the effect that these factors had on the interest earned from the Company's interest-earning assets and interest paid on its interest-bearing liabilities for the year ended December 31, 2022 versus 2021.

Rate and Volume Analysis

Year Ended December 31, 2022 Versus December 31, 2021

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$3,999	$(1,184)	$2,815
Investment securities
Taxable	323	750	1,073
Exempt from Federal income tax	(157)	(14)	(171)
Federal funds sold	(10)	744	734
Other interest income	(24)	2,846	2,822
Total interest income	4,131	3,142	7,273
Interest Bearing Liabilities
Interest bearing deposits	(61)	(1,961)	(2,022)
Notes payable and leases	(68)	(26)	(94)
Funds purchased	(167)	24	(143)
Total Interest Expense	(296)	(1,963)	(2,259)
Net Interest Income	$4,427	$5,105	$9,532
(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At December 31, 2022, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 13.7%. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At December 31, 2022, the Company's allowance for credit losses was $14.3 million, or 1.16% of total outstanding loans. At December 31, 2021, the allowance for credit losses was $14.7 million, or 1.31% of total outstanding loans. The Company's provision for credit losses was $1.3 million for the year ended December 31, 2022, as compared to $2.3 million for the year ended December 31, 2021. The decrease in the provision for credit losses during the twelve months ended December 31, 2022, as compared to the same period of 2021, was primarily due to a reduction of qualitative adjustment factors that had previously been increased in the allowance for credit losses related to the COVID-19 pandemic and the uncertainty in the economic environment, and the reversal of a specific reserve on one loan relationship due to a large principal curtailment and improved performance, which were partially offset by higher net charge-offs, loans acquired in the Partners acquisition that have converted from acquired to originated status, and organic loan growth. The provision for credit losses during the twelve months ended December 31, 2022, as well as the allowance for credit losses as of December 31, 2022, represents management’s best estimate of the impact of current economic trends, including the impact of the COVID-19 pandemic, on the ability of the Company’s borrowers to repay their loans. Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends and their potential effect on asset quality. As of December 31, 2022, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic. In addition, as of December 31, 2022, all of the loan balances that were approved by the Company, on a consolidated basis, for loan payment deferrals or payments of interest only have either resumed regular payments or have been paid off.

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

The following tables illustrate the Company's past due and nonaccrual loans at December 31, 2022 and 2021:

Past Due and Nonaccrual Loans

(Dollars in Thousands)

At December 31, 2022 and 2021

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$259	$259	$259
Residential real estate	1,174	51	1,225	1,263
Nonresidential	474	305	779	305
Home equity loans	54	45	99	—
Commercial	—	—	—	327
Consumer and other loans	2	—	2	—
TOTAL	$1,704	$660	$2,364	$2,154

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2021	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$598	$598	$598
Residential real estate	903	361	1,264	1,293
Nonresidential	—	2,915	2,915	6,486
Home equity loans	160	—	160	—
Commercial	46	77	123	584
Consumer and other loans	15	—	15	—
TOTAL	$1,124	$3,951	$5,075	$8,961

Total nonaccrual loans at December 31, 2022 were $2.2 million, which reflects a decrease of $6.8 million from $9.0 million at December 31, 2021. Management believes the relationships on nonaccrual were adequately reserved at December 31, 2022. TDRs not past due or on nonaccrual at December 31, 2022 amounted to $2.3 million, as compared to $3.9 million at December 31, 2021.  This decrease was primarily due to five loan relationships that no longer met the definition of a TDR and pay-downs of principal loan balances during 2022.  There was also one loan with a balance of $172 thousand at December 31, 2022 that was classified as nonaccrual during 2022. Total TDRs decreased $4.5 million to $3.4 million at December 31, 2022, compared to $7.9 million at December 31, 2021. Of this decrease, approximately $1.1 million was due to five loan relationships that are no longer considered to be TDRs due to the restructuring of the loans subsequent to them initially being classified as a TDR.  At the time of the subsequent restructurings, the borrowers were not experiencing financial difficulties and, under the terms of the subsequent restructuring agreements, no concessions have been granted to the borrowers.  In addition, during 2022, one loan relationship that was classified as a TDR was paid down and the remaining balance was charged-off, reducing the balance in total by approximately $2.9 million, which was partially offset by one loan relationship in the amount of approximately $48 thousand being classified as a TDR during the second quarter of 2022.  The remaining decrease was the result of loan relationships classified as TDRs that were paid down or paid off.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at December 31, 2022 were $2.2 million compared to $9.8 million at December 31, 2021. The Company's ratio of nonperforming assets to total assets was 0.14% at December 31, 2022 compared to 0.60% at December 31, 2021. As noted above, there was a decrease in nonaccrual loans during the year ended December 31, 2022. OREO, net decreased during the year ended December 31, 2022 by $837 thousand. There were two properties with aggregate values of $837 thousand that were sold at a gain of $7 thousand during the first quarter of 2022.

It is likely that the COVID-19 pandemic and the economic disruption related to it as well as the uncertainty in the macroeconomic environment due to higher market interest rates, inflation and the possibility of a recession will continue to negatively impact the Company’s financial position and results of operations during the year ending December 31, 2023.

The following tables provide additional information on the Company's nonperforming assets at December 31, 2022 and 2021.

Nonperforming Assets

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
Nonperforming assets:
Nonaccrual loans	$2,154	$8,961
Loans past due 90 days or more and accruing	45	—
Total nonperforming loans (NPLs)	$2,199	$8,961
Other real estate owned (OREO)	—	837
Total nonperforming assets (NPAs)	$2,199	$9,798
Performing TDR's and TDR's 30-89 days past due	$2,333	$3,922
NPLs/Total Assets	0.14%	0.54%
NPAs/Total Assets	0.14%	0.60%
NPAs and TDRs/Total Assets	0.29%	0.83%
Allowance for credit losses/Nonaccrual Loans	664.58%	163.55%
Allowance for credit losses/NPLs	650.98%	163.55%
Nonaccrual loans to total loans outstanding	0.18%	0.81%

Nonperforming Loans by Type

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$259	$598
Residential real estate	1,263	1,293
Nonresidential	305	6,486
Home equity loans	45	—
Commercial	327	584
Consumer and other loans	—	—
Total	$2,199	$8,961

The following table provides data related to loan balances and the allowance for credit losses for the years ended December 31, 2022 and 2021.

Allowance for Credit Losses Data

(Dollars in Thousands)

At December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Average loans outstanding	$1,171,581	$1,089,069
Total loans outstanding	1,232,866	1,117,195
Total nonaccrual loans	2,154	8,961
Net loans charged off	1,689	870
Provision for credit losses	1,348	2,323
Allowance for credit losses	14,315	14,656
Allowance as a percentage of total loans outstanding	1.2%	1.3%
Net loans charged off to average loans outstanding	0.1%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.2%	0.8%
Allowance as a percentage of nonaccrual loans outstanding	664.6%	163.6%

The following table represents the activity of the allowance for credit losses for the years ended December 31, 2022 and 2021 by loan type:

Allowance for Credit Losses and Recorded Investments in Loans

(Dollars in Thousands)

At December 31, 2022 and 2021

	December 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	(13)	—	(1,555)	(27)	(182)	(72)	—	(1,849)
Recoveries	1	59	23	9	20	48	—	160
Provision (recovery)	(51)	107	930	55	195	64	48	1,348
Ending Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision (recovery)	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At December 31, 2022 and 2021

(Dollars in thousands)

	December 31,			December 31,
	2022			2021
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$117,296	$1,080	10%	$107,983	$1,143	10%
Residential real estate	229,904	2,059	19%	201,230	1,893	18%
Nonresidential	722,620	8,637	58%	642,217	9,239	57%
Home equity loans	31,445	249	3%	30,395	212	3%
Commercial	128,553	1,918	10%	130,908	1,885	12%
Consumer and other loans	3,048	76	—%	4,462	36	—%
Unallocated	—	296	—%	—	248	—%
	$1,232,866	$14,315	100%	$1,117,195	$14,656	100%

Additional information related to net charge-offs (recoveries) is presented in the tables below.

	December 31,			December 31,
	2022			2021

	Net		Net	Net		Net
	Charge-Offs	Average	Charge-Off	Charge-Offs	Average	Charge-Off
Dollars in thousands	(Recoveries)	Loans	Ratio	(Recoveries)	Loans	Ratio

Year Ended
Real Estate Mortgage
Construction and land development	$12	$109,679	0.01%	$(1)	$91,780	(0.00)%
Residential real estate	(59)	221,458	(0.03)%	16	209,776	0.01%
Nonresidential	1,532	674,238	0.23%	639	599,647	0.11%
Home equity loans	18	27,501	0.07%	4	28,861	0.01%
Commercial	162	135,324	0.12%	168	155,148	0.11%
Consumer and other loans	24	3,381	0.71%	44	3,857	1.14%
Total Loans Receivable	$1,689	$1,171,581	0.14%	$870	$1,089,069	0.08%

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income for the twelve months ended December 31, 2022 decreased by $3.1 million, or 37.5%, when compared to the twelve months ended December 31, 2021.  Key changes in the components of noninterest income for the twelve months ended December 31, 2022, as compared to the same period in 2021, are as follows:

●	Service charges on deposit accounts increased by $178 thousand, or 22.0%, due primarily to increases in overdraft fees as a result of the easing of restrictions and the lifting of lockdowns in the Company’s markets of operation and Partners no longer automatically waiving overdraft fees which was previously done in an effort to provide all necessary financial support and services to its customers and communities, both as related to the ongoing COVID-19 pandemic as compared to the same period of 2021;
●	(Losses) gains on sales and calls of investment securities decreased by $33 thousand, or 119.4%, due primarily to Partners recording losses of $5 thousand on sales or calls of investment securities during the twelve months ended December 31, 2022, as compared to recording gains of $25 thousand on sales or calls of investment securities during the same period of 2021. In addition, during the twelve months ended December 31, 2021, Delmarva recorded gains of $3 thousand on sales or calls of investment securities, as compared to recording no gains on sales or calls of investment securities during the same period of 2022;
●	Mortgage banking income, net decreased by $2.5 million, or 67.3%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2021;
●	(Losses) gains on disposal of other assets, net decreased by $27 thousand, or 1,944.1%, as a result of Delmarva recording losses of $26 thousand on the disposal of certain assets in connection with the closing of its North Ocean City, Maryland branch during the fourth quarter of 2022, as compared to Delmarva recording a gain of $1 thousand on the sale of its VISA credit card portfolio during the first quarter of 2021; and
●	Impairment loss on restricted stock increased from zero to $1 thousand, due primarily to Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation;
●	Other income decreased by $708 thousand, or 19.0%, due primarily to lower mortgage division fees at Delmarva, Partners recording lower fees from its participation in a loan hedging program with a correspondent bank, and decreases in ATM fees and debit card income, which were partially offset by Delmarva recording higher earnings on bank owned life insurance policies due to additional purchases made in 2021.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense for the twelve months ended December 31, 2022 decreased by $436 thousand, or 1.0%, when compared to the twelve months ended December 31, 2021.  Key changes in the components of noninterest expense for the twelve months ended December 31, 2022, as compared to the same period in 2021, are as follows:

●	Salaries and employee benefits decreased by $889 thousand, or 3.8%, primarily due to recording no accelerated stock-based compensation expense during the twelve months ended December 31, 2022 as compared to recording $896 thousand in accelerated stock-based compensation expense during the same period of 2021 related to the accelerated vesting of restricted stock awards, which accelerated vesting was subject to the prior approval of the Company and was not contingent on the closing of the merger with OCFC, decreases related to staffing changes and a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC, which were partially offset by merit increases and higher expenses related to payroll taxes, benefit costs, and bonus accruals. In addition, salaries and employee benefits increased due to Partners’ new key hires and expansion into the Greater Washington market and Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland;
●	Premises and equipment increased by $568 thousand, or 11.1%, primarily due to increases related to Delmarva opening its new full-service branch at 26th Street in Ocean City, Maryland during the second quarter of 2021 and Partners opening its new full-service branch and commercial banking office in Reston, Virginia during the third quarter of 2021, and higher expenses related to repairs and maintenance, software amortization and maintenance contracts, which were partially offset by lower expenses related to Partners’ majority owned subsidiary JMC, building security and purchased software, the cost of which did not qualify for capitalization;
●	(Gains) losses and operating expenses on other real estate owned, net increased by $179 thousand, or 105.6%, primarily due to valuation adjustments being recorded on properties during the twelve months ended December 31, 2021 as compared to no valuation adjustments being recorded during the same period of 2022, and lower expenses related to other real estate owned;
●	Amortization of core deposit intangible decreased by $80 thousand, or 13.3%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	Merger related expenses increased by $421 thousand, or 43.0%, primarily due to higher legal fees and other costs associated with the terminated merger with OCFC; and
●	Other expenses decreased by $277 thousand, or 2.3%, primarily due to lower expenses related to professional services, stationery, printing and supplies, director fees, correspondent bank services, legal, and other, which were partially offset by higher expenses related to postage and delivery, FDIC insurance assessments, marketing, ATM, and audit and related professional fees.

The following table sets forth the primary components of other operating expenses for the periods indicated:

Other Operating Expenses

(Dollars in Thousands)

	December 31,
	2022	2021
Professional services	$727	$769
Stationary, printing and supplies	212	273
Postage and delivery	257	197
FDIC assessment	927	904
State bank assessment	60	66
Directors fees and expenses	693	742
Marketing	489	443
Correspondent bank services	101	122
ATM expenses	1,112	1,030
Telephones and mobile devices	816	806
Membership dues and fees	123	128
Legal fees	337	562
Audit and related professional fees	470	358
Insurance	265	267
Listing fees	59	58
Other	5,134	5,334
	$11,782	$12,059

Income Taxes

The provision for income taxes was $4.5 million during the year ended December 31, 2022, compared to the provision for income taxes of $2.2 million during the year ended December 31, 2021, an increase of $2.3 million or 100.8%. This increase was due primarily to higher consolidated income before taxes, higher merger related expenses, which are typically non-deductible, and lower earnings on tax-exempt income, primarily tax-exempt investment securities. For the twelve months ended December 31, 2022, the Company’s effective tax rate was approximately 24.9% as compared to 23.3% for the same period in 2021.

Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax. The Virginia franchise tax paid by Partners is recorded in the “Other operating expenses” line item on the Consolidated Statements of Income for the twelve months ended December 31, 2022 and 2021.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, excluding unamortized discounts on acquired loans, averaged $1.17 billion and $1.09 billion during the years ended December 31, 2022 and 2021, respectively.

The following table shows the composition of the loan portfolio by category:

Composition of Loan Portfolio by Category

(Dollars in Thousands)

As of December 31, 2022 and 2021

	December 31,	December 31,
	2022	2021
Real Estate Mortgage
Construction and land development	$117,296	$107,983
Residential real estate	229,904	201,230
Nonresidential	722,620	642,217
Home equity loans	31,445	30,395
Commercial	128,553	130,908
Consumer and other loans	3,048	4,462
	1,232,866	1,117,195
Less: Allowance for credit losses	(14,315)	(14,656)
	$1,218,551	$1,102,539

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company's loan portfolio, including unamortized discounts on acquired loans at December 31, 2022.

Loan Maturities and Interest Rate Sensitivity

At December 31, 2022

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
December 31, 2022	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$61,019	$32,515	$16,984	$6,778	$117,296
Residential real estate	41,739	126,515	38,495	23,155	229,904
Nonresidential	117,493	433,602	154,822	16,703	722,620
Home equity loans	18,867	4,293	4,799	3,486	31,445
Commercial	52,413	53,165	15,751	7,224	128,553
Consumer and other loans	693	1,050	673	632	3,048
Total loans receivable	$292,224	$651,140	$231,524	$57,978	$1,232,866

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$27,788	$23,427	$9,698	$5,559	$66,472
Residential real estate	27,152	98,962	11,010	970	138,094
Nonresidential	99,198	393,455	100,666	7,124	600,443
Home equity loans	—	—	—	—	—
Commercial	10,552	48,927	15,654	564	75,697
Consumer and other loans	614	1,038	603	565	2,820
Total fixed-rate loans	$165,304	$565,809	$137,631	$14,782	$883,526

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$33,231	$9,088	$7,286	$1,219	$50,824
Residential real estate	14,587	27,553	27,485	22,185	91,810
Nonresidential	18,295	40,147	54,156	9,579	122,177
Home equity loans	18,867	4,293	4,799	3,486	31,445
Commercial	41,861	4,238	97	6,660	52,856
Consumer and other loans	79	12	70	67	228
Total floating-rate loans	$126,920	$85,331	$93,893	$43,196	$349,340

At December 31, 2022, real estate mortgage loans included $334.3 million of owner-occupied non-farm, non-residential loans, and $319.3 million of other non-farm, non-residential loans, which is 30.4% and 29.0% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $287.4 million of owner-occupied non-farm, non-residential loans, and $313.8 million of other non-farm, non-residential loans, which is 29.3% and 32.0% of real estate mortgage loans, respectively. This represents an increase at December 31, 2022 of $47.0 million and $5.5 million, or 16.3% and 1.8%, in owner-occupied non-farm, non-residential loans and other non-farm, non-residential loans, respectively.

At December 31, 2022, real estate mortgage loans included $117.3 million of construction and land development loans, and $52.3 million of multi-family residential loans, which is 10.7% and 4.8% of real estate mortgage loans, respectively. By comparison, at December 31, 2021, real estate mortgage loans included $107.9 million of construction and land development loans, and $24.4 million of multi-family residential loans, which is 11.0% and 2.5% of real estate mortgage loans, respectively. This represents an increase at December 31, 2022 of $9.4 million and $27.9 million, or 8.7% and 114.3%, in construction and land development loans and multi-family residential loans, respectively.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 273.9% of total risk-based capital at December 31, 2022, as compared to 267.9% at December 31, 2021. Construction and land development loans were 65.7% of total risk-based capital at December 31, 2022, as compared to 64.8% at December 31, 2021.

At December 31, 2022, real estate mortgage loans included home equity loans of $31.4 million and residential real estate loans of $229.9 million, compared to $30.4 million and $201.2 million at December 31, 2021, respectively. Home equity loans increased $1.1 million, or 3.5%, during the year ended December 31, 2022, while residential real estate loans increased $28.7 million, or 14.2%, during the year ended December 31, 2022. At December 31, 2022, commercial loans were $128.6 million, compared to $130.9 million at December 31, 2021, a decrease of $2.4 million, or 1.8%, during the year ended December 31, 2022.

The overall increase in loans from the year ended December 31, 2021 to December 31, 2022 was due primarily to an increase in organic growth, including growth of approximately $68.9 million in loans related to Partners’ expansion into the Greater Washington market, which was partially offset by forgiveness payments received of approximately $8.2 million under round two of the PPP. As of December 31, 2022, there were no loans under the PPP that were still outstanding.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $147.5 million during the year ended December 31, 2022 as compared to $129.8 million for the year ended December 31, 2021. This represented 9.2% and 8.5% of total average interest-earning assets for the years ended December 31, 2022 and 2021, respectively. This increase was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and lower accelerated pre-payments on mortgage-backed investment securities, partially offset by calls on higher yielding investment securities in the low interest rate environment during 2021. During the twelve months ended December 31, 2021, accelerated pre-payments on mortgage-backed investment securities caused the premiums paid on these investment securities to be amortized into expense on an accelerated basis thereby reducing income and yield earned.

During the year ended December 31, 2022, the Company’s investment securities portfolio was negatively impacted by unrealized losses in the market value of investment securities available for sale as a result of increases in market interest rates. The Company believes that further increases in market interest rates will likely result in higher unrealized losses in the market value of the investment securities available for sale portfolio. The Company expects to recover its investment in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Company.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At December 31, 2022 and 2021, investment securities available for sale, at fair value totaled $133.7 million and $122.0 million, respectively. Investment securities available for sale, at fair value increased by $11.7 million, or 9.5%, during the year ended December 31, 2022. This increase was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by two higher yielding investment securities being called, and an increase in unrealized losses on the investment securities available for sale portfolio. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. At December 31, 2022 and 2021 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The following table summarizes the amortized cost and fair value of investment securities available for sale for the dates indicated:

Amortized Cost and Fair Value of Investment Securities

(Dollars in Thousands)

As of December 31, 2022 and 2021

	December 31, 2022
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,115	11.4%	$—	$1,649	$15,466
Obligations of States and political subdivisions	29,480	19.6%	7	2,422	27,065
Mortgage-backed securities	101,626	67.4%	—	12,886	88,740
Subordinated debt investments	2,468	1.6%	—	82	2,386
	$150,689	100.0%	$7	$17,039	$133,657

	December 31, 2021
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	5.4%	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	24.5%	1,397	63	31,126
Mortgage-backed securities	83,213	68.5%	279	1,089	82,403
Subordinated debt investments	1,990	1.6%	51	—	2,041
	$121,542	100.0%	$1,773	$1,294	$122,021

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities available for sale portfolio as of December 31, 2022. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

(Dollars in Thousands)

As of December 31, 2022

	December 31, 2022

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$—	—%	$8,553	3.64%	$5,015	1.85%	$1,898	1.92%	$15,466	2.85%
Obligations of States and political subdivisions	—	—%	4,277	2.84%	11,197	2.49%	11,591	2.45%	27,065	2.53%
Mortgage-backed securities	1	4.49%	509	1.43%	23,572	2.40%	64,658	1.79%	88,740	1.95%
Subordinated debt investments	—	—%	—	—%	2,386	5.55%	—	—%	2,386	5.55%
	$1	4.49%	$13,339	3.30%	$42,170	2.54%	$78,147	1.89%	$133,657	2.24%

In addition, the Company holds stock in various correspondent banks as well as the Federal Reserve. The balance of these securities was $6.5 million and $4.9 million at December 31, 2022 and 2021, respectively, an increase of $1.6 million, or 33.7%, for the year ended December 31, 2022.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the year ended December 31, 2022, the net unrealized losses in the Company’s investment securities available for sale portfolio increased from December 31, 2021 by approximately $17.5 million, or 3,655.7%, to $17.0 million at December 31, 2022.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest Bearing Liabilities

Deposits. Average total deposits increased from $1.39 billion to $1.47 billion, an increase of $72.5 million, or 5.2%, for the year ended December 31, 2022 over the average total deposits for the year ended December 31, 2021. This increase was primarily due to organic deposit growth, including average growth of approximately $51.7 million in deposits related to Partners’ expansion into the Greater Washington market, which was partially offset by scheduled maturities of time deposits that were not replaced and competitive pressures in the higher interest rate environment. At December 31, 2022, total deposits were $1.34 billion as compared to $1.44 billion at December 31, 2021, a decrease of $103.3 million, or 7.2%. This decrease was primarily driven by scheduled maturities of time deposits that were not replaced and significant outflows related to competitive pressures in the higher interest rate environment, which were partially offset by organic growth as a result of our continued focus on total relationship banking and Partners’ expansion into the Greater Washington market. Non-interest bearing demand deposits increased to $528.8 million at December 31, 2022, a $34.9 million, or 7.1%, increase from $493.9 million in non-interest bearing demand deposits at December 31, 2021, due primarily to the aforementioned items above.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

(Dollars in Thousands)

As of December 31, 2022 and 2021

	December 31,	Percentage	December 31,	Percentage
	2022	of Deposits	2021	of Deposits
Noninterest bearing demand deposits	$528,770	39.47%	$493,913	34.23%
Interest bearing deposits:
Money market, NOW, and savings accounts	553,325	41.31%	569,707	39.48%
Certificates of deposit, $250 thousand or more	59,247	4.42%	82,083	5.69%
Other certificates of deposit	198,263	14.80%	297,173	20.60%
Total interest bearing deposits	810,835	60.53%	948,963	65.77%
Total	$1,339,605	100.00%	$1,442,876	100.00%

The Company's loan-to-deposit ratio was 92.0% at December 31, 2022 as compared to 77.4% at December 31, 2021. Core deposits, which exclude certificates of deposit of $250 thousand or more, provide a relatively stable funding source for the Company's loan portfolio and other interest earning assets. The Company's core deposits were $1.28 billion at December 31, 2022, a decrease of $80.4 million, or 5.9%, from $1.36 billion at December 31, 2021, and excluded $59.2 million and $83.3 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company's maturity distribution for certificates of deposit at the dates indicated:

Maturities of Certificates of Deposit

(Dollars in Thousands)

As of December 31, 2022

	December 31,	December 31,
	2022	2021
Three months or less	$44,288	$46,845
Over three months through six months	36,283	64,574
Over six months through twelve months	79,260	129,517
Over twelve months	97,679	138,320
Total	$257,510	$379,256

The following table provides a summary of the Company's maturity distribution for certificates of deposit of greater than $250 thousand at the dates indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

(Dollars in Thousands)

As of December 31, 2022

	December 31,	December 31,
	2022	2021
Three months or less	$5,977	$13,359
Over three months through six months	8,094	14,803
Over six months through twelve months	23,745	20,124
Over twelve months	21,431	33,797
Total	$59,247	$82,083

Borrowings. Borrowings at December 31, 2022 and 2021 consist primarily of short-term and long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At December 31, 2022, short-term borrowings with the FHLB were $42.0 million as compared to $0 at December 31, 2021, an increase of $42.0 million, or 100.0%. This increase was primarily due to the aforementioned items noted in the analysis of total deposits.

At December 31, 2022, long-term borrowings with the FHLB were $19.8 million as compared to $26.3 million at December 31, 2021, a decrease of $6.5 million, or 24.8%. This decrease was primarily due to maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At December 31, 2022 and 2021, subordinated notes payable, net, were $22.2 million.

At December 31, 2022, other borrowings were $613 thousand as compared to $755 thousand at December 31, 2021, a decrease of $142 thousand, or 18.8%.   Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which $0 and $120 thousand were outstanding as of December 31, 2022 and 2021, respectively.  In addition to the decrease in JMC’s warehouse line of credit, there was a decrease on Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.

See Note 8 – Borrowings and Notes Payable of the audited consolidated financial statements for the year ended December 31, 2022 for additional information on the Company’s subordinated notes payable, net, Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings decreased by $10.3 million, or 17.6%, and average rates paid increased by 0.31% to 4.04% for the twelve months ended December 31, 2022, as compared to the same period in 2021. The decrease in average total borrowings balances was primarily due to a decrease in the average balance of FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments, a decrease in average borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility in which the loans under the PPP originated by the Company were previously pledged as collateral, and the early redemption of $2.0 million in subordinated notes payable, net, in early July 2021. The increase in average rates paid was primarily due to the decreases in the average balances of FHLB advances and borrowings at the Federal Reserve Bank Discount Window under the PPP Liquidity Facility, which were lower cost interest-bearing liabilities, partially offset by the early redemption of subordinated notes payable, which was a higher cost interest-bearing liability.

Capital

Total stockholders’ equity as of December 31, 2022 was $139.3 million, a decrease of $2.0 million, or 1.4%, from December 31, 2021.  Key drivers of this change were an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders, which were partially offset by the net income attributable to the Company for the twelve months ended December 31, 2022, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of December 31, 2022 and December 31, 2021 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A more in depth discussion of regulatory capital requirements is included in Note 16 of the audited consolidated financial statements included at Item 8 to this Annual Report on Form 10-K.

Capital Components

At December 31, 2022 and 2021

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	98,910	13.4%	77,763	10.5%	74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	91,928	12.9%	74,963	10.5%	71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold, averaged $296.3 million during the year ended December 31, 2022 and totaled $141.6 million at December 31, 2022, as compared to an average of $326.9 million during the year ended December 31, 2021 and a year-end position of $338.8 million at December 31, 2021. Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At December 31, 2022, advances available totaled approximately $412.0 million of which $61.8 million had been drawn, or used for letters of credit. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to at least $250 thousand.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a financial institution, the Company is exposed to various business risks, including interest rate risk. Interest rate risk is the risk to earnings and value arising from volatility in market interest rates. Interest rate risk arises from timing differences in the re-pricings and maturities of interest-earning assets and interest-bearing liabilities, changes in the expected maturities of assets and liabilities arising from embedded options, such as a borrowers' ability to prepay loans and depositors' ability to redeem certificates of deposit before maturity, changes in the shape of the yield curve where interest rates increase or decrease in a nonparallel fashion, and changes in spread relationships between different yield curves, such as U.S. Treasuries and LIBOR. The Company's goal is to maximize net interest income without incurring excessive interest rate risk. Management of net interest income and interest rate risk must be consistent with the level of capital and liquidity that the Company maintains. The Company manages interest rate risk through a Risk Committee of its Board of Directors. The Risk Committee is responsible for managing the Company's interest rate risk in conjunction with liquidity and capital management.

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

At December 31, 2022, the Company's asset/liability position was asset sensitive based on its interest rate sensitivity model. The Company's net interest income would increase by 4.4% in an up 100 basis point scenario and would increase by 17.3% in an up 400 basis point scenario over a one-year timeframe. In the two-year horizon, the Company's net interest income would increase by 6.9% in an up 100 basis point scenario and would increase by 27.3% in an up 400 basis point scenario. At December 31, 2022, all interest rate risk stress test measures were within the Company’s, Delmarva’s and Partners’ board policy established limits in each of the increased rate scenarios.

Additional information on the Company's interest rate risk sensitivity for a static balance sheet over a one-year time horizon as of December 31, 2022 can be found below.

Interest Rate Risk in Earnings (Net Interest Income)
December 31, 2022
Change in interest rates (basis	Percentage change in net
points)	interest income
+400	17.3%
+300	13.0%
+200	8.7%
+100	4.4%
−100	-4.8%
−200	-11.0%
−300	-17.7%
−400	-25.1%

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

The interest rate risk to capital at December 31, 2022 is shown below and reflects that the Company's market value of capital is in an asset sensitive position in which an increase in short-term interest rates is expected to generate higher market values of capital. At December 31, 2022, all EVE stress test measures were within the Company’s, Delmarva's and Partners’ board policy established limits in each of the increased rate scenarios.

Interest Rate Risk to Capital
December 31, 2022
Change in interest rates (basis	Percentage change in
points)	market value
+400	14.3%
+300	11.7%
+200	8.6%
+100	4.8%
−100	-6.9%
−200	-16.5%
−300	-29.0%
−400	-37.0%

Accounting Standards Update

See Recent Accounting Pronouncements—Note 1 of the consolidated financial statements for the year ended December 31, 2022 for details on recently issued accounting pronouncements and their expected impact on the financial statements.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Partners Bancorp

Salisbury, Maryland

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Partners Bancorp and its subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Allowance for Credit Losses – Qualitative Factors

As described in Note 1 – Summary of Significant Accounting Policies and Note 3 – Loans, Allowance for Credit Losses and Impaired Loans to the consolidated financial statements, the Company maintains an allowance for credit losses that represents management’s best estimate of probable losses inherent in the loan portfolio. For loans that are not specifically identified for impairment, management determines the allowance for credit losses based on historical loss experience adjusted for qualitative factors. Qualitative adjustments to the historical loss experience are established by applying a loss percentage to the loan segments established by management based on their assessment of shared risk characteristics within groups of similar loans.

Qualitative factors are determined based on management’s continuing evaluation of inputs and assumptions underlying the quality of the loan portfolio. Management evaluates qualitative factors by loan segment, primarily considering changes in delinquency and other asset quality trends, the nature and volume of the portfolio, lending policies and procedures, the experience, depth and ability of management, current national and local economic conditions, the existence and effect of concentrations, the loan review system, collateral values, and other external factors. Qualitative factors contribute significantly to the allowance for credit losses.  Management exercised significant judgment when assessing the qualitative factors in estimating the allowance for credit losses. We identified the assessment of the qualitative factors as a critical audit matter as auditing the qualitative factors involved especially complex and subjective auditor judgment in evaluating management’s assessment of the inherently subjective estimates.

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

Richmond, Virginia

March 29, 2023

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

	December 31,	December 31,
(Dollars in thousands, except per share amounts)	2022	2021
ASSETS
Cash and due from banks	$14,678	$12,887
Interest bearing deposits in other financial institutions	103,922	297,902
Federal funds sold	22,990	28,040
Cash and cash equivalents	141,590	338,829
Securities available for sale, at fair value	133,657	122,021
Loans held for sale	1,314	4,064
Loans, less allowance for credit losses of $14,315 at December 31, 2022 and $14,656 at December 31, 2021	1,218,551	1,102,539
Accrued interest receivable	4,566	4,313
Premises and equipment, less accumulated depreciation	14,857	16,175
Restricted stock	6,512	4,869
Operating lease right-of-use assets	5,065	6,009
Financing lease right-of-use assets	1,550	1,687
Other investments	4,888	5,065
Deferred income taxes, net	7,864	4,715
Bank owned life insurance	18,706	18,254
Other real estate owned, net	—	837
Core deposit intangible, net	1,540	2,060
Goodwill	9,582	9,582
Other assets	4,370	3,960
Total assets	$1,574,612	$1,644,979
LIABILITIES
Deposits:
Non-interest bearing demand	$528,770	$493,913
Interest bearing demand	121,787	159,421
Savings and money market	431,538	410,286
Time	257,510	379,256
	1,339,605	1,442,876
Accrued interest payable on deposits	267	280
Short-term borrowings with the Federal Home Loan Bank	42,000	—
Long-term borrowings with the Federal Home Loan Bank	19,800	26,313
Subordinated notes payable, net	22,215	22,168
Other borrowings	613	755
Operating lease liabilities	5,465	6,372
Financing lease liabilities	2,006	2,125
Other liabilities	3,312	2,722
Total liabilities	1,435,283	1,503,611
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,973,724 as of December 31, 2022 and 17,941,604 as of December 31, 2021, including 18,669 nonvested shares as of December 31, 2022 and 28,000 nonvested shares as of December 31, 2021	180	179
Surplus	88,669	88,390
Retained earnings	62,854	51,305
Noncontrolling interest in consolidated subsidiaries	707	1,179
Accumulated other comprehensive (loss) income, net of tax	(13,081)	315
Total stockholders' equity	139,329	141,368
Total liabilities and stockholders' equity	$1,574,612	$1,644,979

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(Dollars in thousands, except per share data)	2022	2021
INTEREST INCOME ON:
Loans, including fees	$55,570	$52,757
Investment securities:
Taxable	2,189	1,101
Tax-exempt	728	863
Federal funds sold	793	59
Other interest income	3,380	573
	62,660	55,353
INTEREST EXPENSE ON:
Deposits	4,654	6,676
Borrowings	2,010	2,247
	6,664	8,923
NET INTEREST INCOME	55,996	46,430
Provision for credit losses	1,348	2,323
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	54,648	44,107
OTHER INCOME:
Service charges on deposit accounts	989	811
(Losses) gains on sales and calls of investment securities	(5)	27
Mortgage banking income, net	1,228	3,759
(Losses) gains on disposal of other assets, net	(26)	1
Impairment loss on restricted stock	(1)	—
Other income	3,016	3,724
	5,201	8,322
OTHER EXPENSES:
Salaries and employee benefits	22,454	23,343
Premises and equipment	5,704	5,136
(Gains) losses and operating expenses on other real estate owned, net	(10)	170
Amortization of core deposit intangible	520	600
Merger related expenses	1,400	979
Other expenses	11,782	12,059
	41,850	42,287
INCOME BEFORE TAXES ON INCOME	17,999	10,142
Federal and state income taxes	4,512	2,247
NET INCOME	$13,487	$7,895
Net loss (income) attributable to noncontrolling interest	128	(484)
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$13,615	$7,411
Earnings per common share:
Basic earnings per share	$0.76	$0.42
Diluted earnings per share	$0.76	$0.42

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2022 and 2021

	Year Ended December 31,
(Dollars in thousands)	2022	2021
NET INCOME	$13,487	$7,895
OTHER COMPREHENSIVE (LOSS), NET OF TAX:
Unrealized holding (losses) on securities available for sale arising during the period	(17,516)	(2,571)
Deferred income tax effect	4,116	609
Other comprehensive (loss), net of tax	(13,400)	(1,962)

Reclassification adjustment for losses (gains) included in net income	5	(27)
Deferred income tax effect	(1)	6
Other comprehensive loss (income), net of tax	4	(21)
TOTAL OTHER COMPREHENSIVE (LOSS)	(13,396)	(1,983)
COMPREHENSIVE INCOME	$91	$5,912
COMPREHENSIVE LOSS (INCOME) ATTRIBUTABLE TO NONCONTROLLING INTEREST	128	(484)
COMPREHENSIVE INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$219	$5,428

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

Years Ended December 31, 2022 and 2021

					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2020	$178	$87,200	$45,673	$1,346	$2,298	$136,695
Net income	—	—	7,411	484	—	7,895
Other comprehensive (loss), net of tax	—	—	—	—	(1,983)	(1,983)
						5,912
Cash dividends, $0.100 per share	—	—	(1,779)	—	—	(1,779)
Stock repurchases	(1)	(208)	—	—	—	(209)
Minority interest equity distribution	—	—	—	(651)	—	(651)
Stock option exercises, net	1	327	—	—	—	328
Stock-based compensation expense	1	1,071	—	—	—	1,072
Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368

Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	13,615	(128)	—	13,487
Other comprehensive (loss), net of tax	—	—	—	—	(13,396)	(13,396)
						91
Cash dividends, $0.115 per share	—	—	(2,066)	—	—	(2,066)
Minority interest equity distribution	—	—	—	(344)	—	(344)
Stock option exercises, net	1	185	—	—	—	186
Stock-based compensation expense	—	94	—	—	—	94
Balances, December 31, 2022	$180	$88,669	$62,854	$707	$(13,081)	$139,329

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,615	$7,411
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,348	2,323
Depreciation	1,839	1,657
Amortization and accretion	411	1,006
Losses (gains) on sales and calls of investment securities	5	(27)
Net losses (gains) on sales of assets	26	(1)
Loss on equity securities	222	56
Gain on sale of loans held for sale, originated	(1,100)	(3,497)
Net (gains) losses on other real estate owned, including write‑downs	(5)	108
Increase in bank owned life insurance cash surrender value	(452)	(413)
Deferred income tax	966	295
Stock‑based compensation expense, net of employee tax obligation	94	1,072
Net accretion of certain acquisition related fair value adjustments	(136)	(880)
Impairment loss on restricted stock	1	—
Changes in assets and liabilities:
Loans held for sale	3,850	9,291
Accrued interest receivable	(253)	916
Other assets	671	526
Accrued interest payable on deposits	(13)	(122)
Other liabilities	(317)	(1,209)
Net cash provided by operating activities	20,772	18,512
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(42,938)	(60,547)
Purchases of other investments	(45)	(30)
Purchases of bank owned life insurance	—	(3,000)
Purchase of Farmers Bank Stock	(49)	—
Proceeds from the sale of Farmers Bank Stock	44	—
Proceeds from maturities and paydowns of securities available for sale	13,426	29,360
Proceeds from sales of securities available for sale	—	30,580
Net increase in loans	(116,694)	(81,233)
Proceeds from sale of assets	—	174
Purchases of premises and equipment	(547)	(2,393)
Proceeds from the sales of foreclosed assets	842	1,732
(Purchase) redemption of restricted stocks	(1,644)	576
Net cash used by investing activities	(147,605)	(84,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in demand, money market, and savings deposits, net	18,475	224,490
Cash received for the exercise of stock options	186	327
Decrease in time deposits, net	(121,752)	(49,769)
Increase (decrease) in borrowings, net	35,342	(50,290)
Net decrease in minority interest contributed capital	(472)	(167)
Decrease in finance lease liability	(119)	(117)
Cash paid for stock repurchases	—	(208)
Dividends paid	(2,066)	(1,779)
Net cash (used in) provided by financing activities	(70,406)	122,487
Net (decrease) increase in cash and cash equivalents	(197,239)	56,218
Cash and cash equivalents, beginning of period	338,829	282,611
Cash and cash equivalents, ending of period	$141,590	$338,829
Supplementary cash flow information:
Interest paid	$7,193	$8,966
Income taxes paid	3,121	3,099
Right of use assets and corresponding lease liabilities	—	3,016
Unrealized loss on securities available for sale	$(17,516)	$(2,572)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Leases arising from right-of-use assets	$—	$3,016

The Notes to Consolidated Financial Statements are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Nature of Business and Its Significant Accounting Policies

Partners Bancorp (the “Company”) is a multi-bank holding company with two wholly owned subsidiaries (the “Subsidiaries”), The Bank of Delmarva (“Delmarva”), a commercial bank headquartered in Seaford, Delaware that operates primarily in Wicomico and Worcester counties in Maryland, Sussex County in Delaware, and Camden and Burlington counties in New Jersey, and Virginia Partners Bank (“Partners”), a commercial bank headquartered in Fredericksburg, Virginia that operates in and around the greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia), the Greater Washington area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia) and Anne Arundel County and the three counties of Southern Maryland (Charles County, Calvert County and St. Mary’s County). The Subsidiaries engage in general banking business and provide a broad range of financial services to individual and corporate customers, and are subject to competition from other financial institutions. The Subsidiaries are also subject to the regulations of certain federal and state agencies and undergo periodic examinations by those regulatory authorities. The accounting and reporting policies of the Company and its Subsidiaries conform to accounting principals generally accepted in the United States of America (“U.S. GAAP”) and practices within the banking industry.

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva holds a 40.55% interest, and which is a real estate holding company; and FBW, LLC, of which Delmarva holds a 50% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC (“JMC”), of which Partners owns a 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. During the second quarter of 2022, Delmarva sold its 10% interest in West Nithsdale Enterprises, LLC, which was a real estate holding company. The sale of this interest resulted in a loss of approximately $2 thousand, which is included in “(Gains) losses and operating expenses on other real estate owned, net” under “Other Expenses” in the Consolidated Statements of Income. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

For debt securities, the Company measures and recognizes other-than-temporary impairment (“OTTI”) losses through earnings if (1) the Company has the intent to sell the security or (2) it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis. In these circumstances, the impairment loss is equal to the full difference between the amortized cost basis and the fair value of the security. For securities that are considered OTTI that the Company has the intent and ability to hold in an unrealized loss position, the OTTI write-down is separated into an amount representing the credit loss, which is recognized in earnings, and the amount related to other factors, which is recognized as a component of other comprehensive income (loss) (“OCI”).

Restricted Stock, Equity Securities and Other Investments:

Federal Reserve Bank (“FRB”) stock, at cost, Federal Home Loan Bank (“FHLB”) stock, at cost, Atlantic Central Bankers Bank (“ACBB”) stock, at cost, and Community Bankers Bank (“CBB”) stock, at cost, are equity interests in the FRB, FHLB, ACBB, and CBB, respectively. These securities do not have a readily determinable fair value for purposes of Accounting Standards Codification (“ASC”) 320-10 Investments-Debts and Equity Securities (“ASC 320-10”) because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any OTTI.

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

Other investments includes an equity ownership of Solomon Hess SBA Loan Fund LLC, for which the value is adjusted for its prorata share of assets in the fund. Other investments also includes equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

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

Acquired loans that meet the criteria for nonaccrual of interest prior to the acquisition date may be considered performing upon acquisition, regardless of whether the customer is contractually delinquent, if we can reasonably estimate the timing and amount of the expected cash flows on such loans and if we expect to fully collect the new carrying value of the loans, including the impact of any accretable yield.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market. JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors. Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia. Loans are initially funded primarily by JMC’s lines of credit. With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales. The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid. Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in 2022 or 2021. JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time. JMC has never been required to repurchase a loan and no indemnification reserve has been recorded as of December 31, 2022 or 2021 for possible repurchases. Management does not believe that a provision for early default or refinancing cost is necessary at December 31, 2022 or 2021.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding. While this subjects JMC to the risk interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the permanent investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates. However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate. The fair value of rate lock commitments and forward sales commitments was considered immaterial at December 31, 2022 and 2021 and an adjustment was not recorded. Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in the “Mortgage banking income, net” line item on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (OREO):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, expenses of operation and gains and losses realized from the sale of OREO are included in other expenses. At December 31, 2022, there were no properties included in OREO, and at December 31, 2021 there were two properties with a combined value of $837 thousand included in OREO. At December 31, 2021, there were no residential real estate properties included in OREO balances.

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

Intangible Assets and Amortization:

During the fourth quarter of 2019 the Company acquired Partners and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”). ASC 350, Intangibles-Goodwill and Other (“ASC 350”), prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions of Partners and Liberty are being amortized over their remaining useful life (see Note 19 – Goodwill and Intangible Assets for further information).

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment of goodwill was required for the years ended December 31, 2022 and 2021 based on management’s assessment.

Long-Lived Assets:

The carrying value of long-lived assets and certain identifiable intangibles is reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable as prescribed by ASC 360-10 Property, Plant, and Equipment (“ASC 360-10”). As of December 31, 2022 and 2021, certain loans were deemed to be impaired (see Note 3 – Loans, Allowance for Credit Losses and Impaired Loans for further information).

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

Temporary differences, which give rise to deferred tax assets relate principally to the allowance for credit losses, lease liabilities, fair value adjustments related to business combinations, accumulated amortization of intangibles, impairment loss on securities, net operating loss carryforward, net losses on OREO, and unrealized losses on securities available for sale. Temporary differences which give rise to deferred tax liabilities relate to accumulated depreciation, deferred gains, right of use assets, accumulated amortization on core deposit intangibles and accumulated accretion of discounts on debt securities.

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

Credit Risk:

The Company has deposits in other financial institutions in excess of amounts insured by the Federal Deposit Insurance Corporation (“FDIC”). The Subsidiaries have not experienced any losses in such accounts and management does not believe it is exposed to any significant credit risks with respect to such deposits.

Cash and Cash Equivalents:

The Company has included cash and due from banks, interest bearing deposits in other financial institutions, and Federal funds sold as cash and cash equivalents for purposes of reporting cash flows. Cash and cash equivalents were $141.6 million and $338.8 million at December 31, 2022 and 2021, respectively.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income adjusted for preferred stock dividends declared and/or accumulated and accretion of warrants by the weighted average number of shares outstanding for each year, giving retroactive effect to stock splits and dividends. Weighted average shares outstanding were 17,961,208 and 17,789,987 for the years ended December 31, 2022 and 2021, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the year, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards (See Note 15 – Earnings Per Share for further information).

Transfers of Financial Assets:

Transfers of loans are accounted for as sales when control over the loans has been surrendered. Control over transferred loans is deemed to be surrendered when (1) the loans have been isolated from the Company, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred loans, and (3) the Company does not maintain effective control over the transferred loans through an agreement to repurchase them before their maturity.

Recent Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure  expected credit losses for financial assets carried at amortized cost  based on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for available for sale securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The adjustment recorded at adoption was within an approximate range of $1.4 million to the overall allowance for credit losses or stockholders’ equity as compared to December 31, 2022 and consisted of adjustments to the allowance for credit losses on loans, as well as an adjustment to the Company’s reserve for unfunded loan commitments. Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using the average historical loss methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on call report categories. The Company primarily utilizes historical loss rates for the CECL calculation based on Company-specific historical losses and supplemented with peer loss history where applicable. For its reasonable and supportable forecasting of current expected credit losses, the Company analyzed a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: economic conditions, concentration of credit, ability of staff, loan review, trends in loan quality, policy changes, collateral, and changes in nature and/or volume of loans. The Company’s Current Expected Credit Losses (“CECL”) implementation process was overseen by a CECL implementation committee overseen by the Chief Credit Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During 2022, the Company calculated its current expected credit losses model parallel to its incurred loss model in order to further refine the methodology and model. In addition, the Company engaged a third-party to perform a comprehensive model validation.

Effective November 25, 2019, the Securities and Exchange Commission (“SEC”) adopted Staff Accounting Bulletin (SAB) 119. SAB 119 updated portions of SEC interpretative guidance to align with ASC 326. It covers topics including (1) measuring current expected credit losses; (2) development, governance, and documentation of a systematic methodology; (3) documenting the results of a systematic methodology; and (4) validating a systematic methodology.

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

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for TDRs by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The amendments in this ASU should be applied prospectively, except for the transition method related to the recognition and measurement of TDRs, an entity has the option to apply a modified retrospective transition method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. For entities that have adopted ASU 2016-13, ASU 2022-02 is effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For entities that have not yet adopted ASU 2016-13, the effective dates for ASU 2022-02 are the same as the effective dates in ASU 2016-13. Early adoption is permitted if an entity has adopted ASU 2016-13. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently assessing the impact that ASU 2022-02 will have on its consolidated financial statements.

In December 2022, the FASB issued ASU No. 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848” (“ASU 2022-06”). ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the LIBOR would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023.

To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848.  The ASU is effective for all entities upon issuance. The Company is assessing ASU 2022-06 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments.

Financial Statement Presentation:

Certain amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

Note 2. Investment Securities

Investment securities available for sale are as follows:

	December 31, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,115	$—	$1,649	$15,466
Obligations of States and political subdivisions	29,480	7	2,422	27,065
Mortgage-backed securities	101,626	—	12,886	88,740
Subordinated debt investments	2,468	—	82	2,386
	$150,689	$7	$17,039	$133,657

	December 31, 2021
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$6,547	$46	$142	$6,451
Obligations of States and political subdivisions	29,792	1,397	63	31,126
Mortgage-backed securities	83,213	279	1,089	82,403
Subordinated debt investments	1,990	51	—	2,041
	$121,542	$1,773	$1,294	$122,021

Gross unrealized losses and fair values, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position, at December 31, 2022 and 2021 are as follows:

	December 31, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$12,447	$829	$3,019	$820	$15,466	$1,649
Obligations of States and political subdivisions	23,975	1,714	1,821	708	25,796	2,422
Mortgage-backed securities	34,133	2,343	54,605	10,543	88,738	12,886
Subordinated debt investments	2,136	82	—	—	2,136	82
Total investment securities with unrealized losses	$72,691	$4,968	$59,445	$12,071	$132,136	$17,039

	December 31, 2021
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,289	$35	$2,397	$107	$3,686	$142
Obligations of States and political subdivisions	2,473	63	—	—	2,473	63
Mortgage-backed securities	59,236	744	11,349	345	70,585	1,089
Total investment securities with unrealized losses	$62,998	$842	$13,746	$452	$76,744	$1,294

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

At December 31, 2022 there were four agency investment securities, five municipal investment securities and twenty-three mortgage-backed investment securities (“MBS”) that have been in a continuous unrealized loss position for more than twelve months. Management found no evidence of OTTI on any of these investment securities and believes that the unrealized losses are due to fluctuations in fair values resulting from changes in market interest rates and are considered temporary. As of December 31, 2022, management also believes it has the ability and intent to hold the investment securities for a period of time sufficient for a recovery of their amortized cost basis.

During the year ended December 31, 2022, the Company sold one investment security, resulting in a loss of $5 thousand. During the year ended December 31, 2021, the Company sold fourteen investment securities, resulting in a gain of $17 thousand. Two investment securities either matured or were called during the year ended December 31, 2022, resulting in no gain or loss. Twenty investment securities either matured or were called during the year ended December 31, 2021, resulting in a net gain of $10 thousand.

The Company realized a loss of $222 thousand and $56 thousand on equity securities during the years ended December 31, 2022 and 2021, respectively. These losses are included in “Other expenses” in the Consolidated Statements of Income.

Contractual maturities of investment securities at December 31, 2022 and 2021 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS investment securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS investment securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of investment securities available for sale:

	December 31, 2022
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1	$1
Due after one year through five years	13,651	13,339
Due after five years through ten years	45,333	42,170
Due after ten years or more	91,704	78,147
	$150,689	$133,657

	December 31, 2021
	Securities Available for Sale
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$1	$1
Due after one year through five years	2,739	2,900
Due after five years through ten years	22,396	23,026
Due after ten years or more	96,406	96,094
	$121,542	$122,021

The Company has pledged certain investment securities as collateral for qualified customers' deposit accounts at December 31, 2022 and 2021 as follows:

	2022	2021
Amortized cost	$10,445	$11,110
Fair value	$9,072	$11,199

Note 3. Loans, Allowance for Credit Losses and Impaired Loans

Major categories of loans as of December 31, 2022 and 2021 are as follows:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Originated Loans
Real Estate Mortgage
Construction and land development	$117,256	$107,478
Residential real estate	204,211	159,701
Nonresidential	633,910	513,873
Home equity loans	22,866	19,246
Commercial	115,221	109,470
Consumer and other loans	2,554	3,546
	1,096,018	913,314
Acquired Loans
Real Estate Mortgage
Construction and land development	$40	$505
Residential real estate	25,693	41,529
Nonresidential	88,710	128,344
Home equity loans	8,579	11,149
Commercial	13,332	21,438
Consumer and other loans	494	916
	136,848	203,881
Total Loans
Real Estate Mortgage
Construction and land development	$117,296	$107,983
Residential real estate	229,904	201,230
Nonresidential	722,620	642,217
Home equity loans	31,445	30,395
Commercial	128,553	130,908
Consumer and other loans	3,048	4,462
	1,232,866	1,117,195
Less: Allowance for credit losses	(14,315)	(14,656)
	$1,218,551	$1,102,539

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

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts. The total allowance for credit losses reflects management's estimate of loan losses inherent in the loan portfolio as of December 31, 2022 and 2021.

The following tables include impairment information relating to loans and the allowance for credit losses as of December 31, 2022 and 2021:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2022
Purchased credit impaired loans
Balance in allowance	$—	$—	$—	$—	$—	$—	$—	$—
Related loan balance	—	696	352	—	8	—	—	1,056
Individually evaluated for impairment:
Balance in allowance	$8	$—	$—	$—	$282	$—	$—	$290
Related loan balance	259	1,748	2,442	54	326	—	—	4,829
Collectively evaluated for impairment:
Balance in allowance	$1,072	$2,059	$8,637	$249	$1,636	$76	$296	$14,025
Related loan balance	117,037	227,460	719,826	31,391	128,219	3,048	—	1,226,981

Note: The balances above include unamortized discounts on acquired loans of $1.7 million.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2021
Purchased credit impaired loans
Balance in allowance	$—	$9	$—	$—	$—	$—	$—	$9
Related loan balance	46	1,633	376	—	126	—	—	2,181
Individually evaluated for impairment:
Balance in allowance	$—	$3	$1,000	$—	$452	$—	$—	$1,455
Related loan balance	598	2,082	9,901	53	584	—	—	13,218
Collectively evaluated for impairment:
Balance in allowance	$1,143	$1,881	$8,239	$212	$1,433	$36	$248	$13,192
Related loan balance	107,339	197,515	631,940	30,342	130,198	4,462	—	1,101,796

Note: The balances above include unamortized discounts on acquired loans of $2.3 million.

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class at December 31, 2022 and 2021. Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	December 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	(13)	—	(1,555)	(27)	(182)	(72)	—	(1,849)
Recoveries	1	59	23	9	20	48	—	160
Provision/(recovery)	(51)	107	930	55	195	64	48	1,348
Ending Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315

	December 31, 2021
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$903	$2,351	$7,584	$271	$1,943	$37	$114	$13,203
Charge-offs	—	(39)	(692)	(7)	(184)	(66)	—	(988)
Recoveries	1	23	53	3	16	22	—	118
Provision/(recovery)	239	(442)	2,294	(55)	110	43	134	2,323
Ending Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was signed into law, which established the Paycheck Protection Program (“PPP”) and allocated $349.0 billion of loans to be issued by financial institutions. Under the program, the Small Business Administration (“SBA”) will forgive loans, in whole or in part, made by approved lenders to eligible borrowers for paycheck and other permitted purposes in accordance with the requirements of the program. These loans carry a fixed rate of 1.00% and a term of two years, if not forgiven, in whole or in part. The loans are 100% guaranteed by the SBA and payments are deferred for the first six months of the loan. The Company received a processing fee ranging from 1% to 5% based on the size of the loan from the SBA. The PPP and Health Care Enhancement Act (“HCEA Act”) was signed into law on April 24, 2020. The PPP/HCEA Act authorized additional funding under the CARES Act of $310.0 billion for PPP loans to be issued by financial institutions through the SBA. The Company provided $95.1 million in funding to over 1,130 customers through the PPP, of which none remained outstanding as of December 31, 2022. Because these loans were 100% guaranteed by the SBA and did not undergo the Company’s typical underwriting process, they were not graded and did not have an associated allocation for credit losses at that time.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category for the years ending December 31, 2022 and 2021. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans. Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

A summary of loans by risk rating is as follows:

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
December 31, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$117,037	$228,217	$721,225	$31,347	$127,241	$2,700	$1,227,767
Marginal	—	—	872	—	985	348	2,205
Substandard	259	1,687	523	98	327	—	2,894
TOTAL	$117,296	$229,904	$722,620	$31,445	$128,553	$3,048	$1,232,866
Nonaccrual	$259	$1,263	$305	$—	$327	$—	$2,154

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
December 31, 2021	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$107,339	$199,037	$622,648	$30,159	$128,949	$3,960	$1,092,092
Marginal	46	507	12,819	183	1,364	502	15,421
Substandard	598	1,686	6,750	53	595	—	9,682
TOTAL	$107,983	$201,230	$642,217	$30,395	$130,908	$4,462	$1,117,195
Nonaccrual	$598	$1,293	$6,486	$—	$584	$—	$8,961

A summary of loans that were modified under the terms of a TDR during the years ended December 31, 2022 and 2021 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Year ended December 31, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48	$—	$—	$—	$—	$48
Post- modification recorded balance	—	48	—	—	—	—	48

Year ended December 31, 2021
Number of loans modified during the period	—	—	2	—	—	—	2
Pre-modification recorded balance	$—	$—	$3,185	$—	$—	$—	$3,185
Post- modification recorded balance	—	—	2,905	—	—	—	2,905

During the years ended December 31, 2022 and 2021, there were no loans modified as a TDR that subsequently defaulted which had been modified as a TDR during the twelve months prior to default.

There were no loans secured by 1-4 family residential properties that were in the process of foreclosure at December 31, 2022. There were two loans secured by 1-4 family residential properties with an aggregate balance of $345 thousand that were in the process of foreclosure at December 31, 2021.

The following table includes an aging analysis of the recorded investment of past due loans as of December 31, 2022 and 2021:

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At December 31, 2022	Past Due *	Past Due	Past Due**	Past Due	Balance***	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$259	$259	$117,037	$117,296	$—
Residential real estate	949	225	51	1,225	228,679	229,904	—
Nonresidential	474	—	305	779	721,841	722,620	—
Home equity loans	54	—	45	99	31,346	31,445	45
Commercial	—	—	—	—	128,553	128,553	—
Consumer and other loans	—	2	—	2	3,046	3,048	—
TOTAL	$1,477	$227	$660	$2,364	$1,230,502	$1,232,866	$45

*       Includes $916 thousand of nonaccrual loans.

** Includes $615 thousand of nonaccrual loans.

*** Includes $623 thousand of nonaccrual loans.

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At December 31, 2021	Past Due*	Past Due	Past Due**	Past Due	Balance***	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$598	$598	$107,385	$107,983	$—
Residential real estate	658	245	361	1,264	199,966	201,230	—
Nonresidential	—	—	2,915	2,915	639,302	642,217	—
Home equity loans	160	—	—	160	30,235	30,395	—
Commercial	46	—	77	123	130,785	130,908	—
Consumer and other loans	15	—	—	15	4,447	4,462	—
TOTAL	$879	$245	$3,951	$5,075	$1,112,120	$1,117,195	$—

*       Includes $55 thousand of nonaccrual loans.

**     Includes $4.0 million of nonaccrual loans.

***    Includes $5.0 million of nonaccrual loans.

Impaired Loans

Impaired loans are defined as nonaccrual loans, TDRs, PCIs and loans risk rated substandard or above. When management identifies a loan as impaired, the impairment is measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determines that the value of the impaired loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment is recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

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

The following tables include the recorded investment and unpaid principal balance for impaired loans, excluding PCI loans, with the associated allowance amount, if applicable. Also presented are the average recorded investments in the impaired loans and the related amount of interest income recognized during the time within the period that the impaired loans were impaired.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2022	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$11	$24	$1	$8	$18
Residential real estate	—	—	—	—	—
Nonresidential	—	—	—	—	—
Home equity loans	—	—	—	—	—
Commercial	326	337	45	282	368
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	$337	$361	$46	$290	$386
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	$248	$248	$2	$—	$249
Residential real estate	1,748	1,748	42	—	1,797
Nonresidential	2,442	2,442	301	—	3,932
Home equity loans	54	54	2	—	53
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	$4,492	$4,492	$347	$—	$6,031
TOTAL	$4,829	$4,853	$393	$290	$6,417

Total impaired loans of $4.8 million at December 31, 2022 do not include PCI loan balances of $1.1 million, which are net of a discount of $414 thousand. At December 31, 2022, there were no specific reserves related to PCI loans included in the allowance for credit losses.

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

All acquired loans were initially recorded at fair value at the acquisition date. The outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheet are as follows:

Dollars in Thousands	December 31, 2022	December 31, 2021
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,470	$2,613
Carrying amount	1,056	2,181
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$137,106	$203,596
Carrying amount	135,792	201,700
Total acquired loans
Outstanding balance	$138,576	$206,209
Carrying amount	136,848	203,881

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20:

Dollars in Thousands	December 31, 2022	December 31, 2021
Balance at beginning of period	$1,896	$3,361
Accretion	(582)	(1,464)
Other changes, net	—	(1)
Balance at end of period	$1,314	$1,896

During the years ended December 31, 2022 and 2021, the Company recorded $83 thousand and $36 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of December 31, 2022 and 2021.

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

Included in the amounts listed above are loans receivable from directors, principal officers, and stockholders of $25.2 million and $22.0 million at December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, loan additions totaled $9.1 million and $9.8 million, respectively. During the years ended December 31, 2022 and 2021, repayments totaled $5.9 million and $7.6 million, respectively. These loans were made in the ordinary course of business on substantially the same terms and conditions as those prevailing at the same time for comparable transactions with other customers, including interest rates and collateral. They do not involve more than normal risk of collectability or present other unfavorable terms.

Note 4. Premises, Equipment and Depreciation

A summary of premises and equipment, at cost, and accumulated depreciation as of December 31, 2022 and 2021 is as follows:

Dollars in thousands	2022	2021
Land	$3,022	$3,022
Buildings and improvements	13,862	13,995
Furniture and equipment	16,049	16,136
Total premises and equipment	32,933	33,153
Less: accumulated depreciation	18,076	16,978
Net premises and equipment	$14,857	$16,175

Depreciation expense totaled $1.8 million and $1.7 million for the years ended December 31, 2022 and 2021, respectively.

Note 5. Income Taxes

Components of income tax expense for the years ended December 31, 2022 and 2021 are as follows:

Dollars in thousands	2022	2021
Current
Federal	$2,653	$1,520
State	893	432
Total current	3,546	1,952
Deferred income tax benefits:
Federal	702	77
State	264	218
Total deferred	966	295
Income tax expense	$4,512	$2,247

A reconciliation of tax computed at the Federal statutory income tax rate of 21% to the actual income tax expense for the years ended December 31, 2022 and 2021 are as follows:

Dollars in thousands	2022	2021
Tax at Federal statutory income tax rate	$3,780	$2,129
Tax effect of:
Tax exempt income	(248)	(323)
Other	39	29
Noncontrolling interest	27	(102)
State income taxes, net of Federal tax benefit	914	514
Income tax expense	$4,512	$2,247

Deferred income tax assets and liabilities included in the consolidated balance sheets as of December 31, 2022 and 2021 are as follows:

Dollars in thousands	2022	2021
Deferred income tax assets:
Allowance for credit losses, unfunded commitments, and nonaccrual interest	$3,835	$3,970
Net operating loss carryforward	838	632
Accumulated amortization on intangibles	5	13
Lease liability	1,817	2,061
Net losses on other real estate owned	—	549
Stock option expense	11	23
Discounts on acquired loans	389	522
Merger costs	—	254
Realized gain or loss on investments	78	21
Net unrealized loss on securities available for sale	3,950	—
Other	64	77
	10,987	8,122
Valuation allowance	(838)	(632)
	10,149	7,490
Deferred income tax liabilities:
Accumulated depreciation	173	117
Accumulated amortization on core deposit intangible	367	489
Deferred gain	132	132
Net unrealized gain on securities available for sale	—	165
Right of use assets	1,613	1,872
	2,285	2,775
Net deferred income tax asset	$7,864	$4,715

The Company has a state net operating loss of approximately $8.1 million. Losses incurred through December 31, 2017 have a 20 year life. Losses incurred in 2018 and after do not expire. Management has determined that this deferred tax asset will not be realizable in the future, and accordingly has recorded a valuation allowance of $838 thousand as of December 31, 2022, the full value of the state net operating loss carryforward included in the deferred tax asset. Except for state net operating loss carryforwards at the Company, management has determined that no other valuation allowance is required as it is more likely than not that the other deferred tax assets will be fully realizable in the future.

At December 31, 2022 and 2021, management believes there are no uncertain tax positions under ASC Topic 740 Income Taxes (“ASC 740”). The Company’s Federal and state income tax returns are subject to examination by the Internal Revenue Service (“IRS”) and/or state tax authorities. The tax years that remain subject to examination by the Federal government, the State of Maryland, and the Commonwealth of Virginia include the tax years ended December 31, 2019 and after. The tax years that remain subject to examination by the State of New Jersey include the tax years ended December 31, 2018 and after. The Company’s policy is to record interest and penalties as a component of income tax expense.

The Inflation Reduction Act of 2022 (the “IR Act”) was signed into legislation on August 16, 2022.  The IR Act includes provisions that extend the expanded Affordable Care Act health plan premium assistance program through 2025, impose an excise tax on stock buybacks, increase funding for IRS tax enforcement, expand energy incentives, and impose a corporate minimum tax.  The Company has evaluated such provisions and determined that the impact of the IR Act on the income tax provision and deferred tax assets as of December 31, 2022 was not material.

Note 6. Deposits

Time deposits and their remaining maturities at December 31, 2022 are as follows (dollars in thousands):

2023	$159,831
2024	62,951
2025	17,392
2026	11,654
2027	5,672
Thereafter	10
Total time deposits	$257,510

Interest expense on deposits for the years ended December 31, 2022 and 2021 is as follows:

Dollars in thousands	2022	2021
NOW	$343	$441
Money market	605	626
Savings	226	201
Time, $100 thousand or more	2,019	3,565
Other time	1,461	1,843
	$4,654	$6,676

The approximate amount of certificates of deposit of $250 thousand or more was $59.2 million and $83.3 million at December 31, 2022 and 2021, respectively.

Deposit balances of officers and directors and their affiliated interests totaled approximately $23.0 million and $20.4 million as of December 31, 2022 and 2021, respectively.

Deposit accounts in an overdraft position included as loans on the Consolidated Balance Sheets totaled approximately $108 thousand and $124 thousand as of December 31, 2022 and 2021, respectively.

Some of the Company's certificates of deposit are through participation in the Certificate of Deposit Account Registry Service (“CDARS”). CDARS totaled $1.6 million at December 31, 2022 and 2021.

Note 7. Other Income

Other income consists of the following for the years ended December 31, 2022 and 2021:

Dollars in thousands	2022	2021
Bank owned life insurance	$452	$413
Safe deposit box rentals	59	63
Mortgage division fees	300	831
Visa debit income	1,300	1,319
Other noninterest income	905	1,098
	$3,016	$3,724

Note 8. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for $412.0 million in convertible advance credit facilities from the FHLB. As of December 31, 2022, the Company had remaining credit availability of $350.2 million under these facilities.

The following table details the advances the Company had outstanding with the FHLB at December 31, 2022 and 2021:

	December 31, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily Rate Credit	42,000	4.57%	December 2023	Variable, paid daily
Total advances	$61,800

	December 31, 2021
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$5,000	3.15%	October 2022	Fixed, paid monthly
Principal reducing credit	536	1.62%	March 2023	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Principal reducing credit	977	1.99%	March 2026	Fixed, paid quarterly
Total advances	$26,313

The Company had short-term borrowings outstanding with the FHLB of $42.0 million at December 31, 2022. Average short-term borrowings outstanding under the FHLB approximated $263 thousand during the year ended December 31, 2022. The Company did not have any short-term borrowings outstanding with the FHLB during the year ended December 31, 2021. Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The Lendable Collateral Value outstanding on these pledged loans totaled approximately $296.7 million and $181.8 million at December 31, 2022 and 2021, respectively.

The Company prepaid two of its outstanding FHLB advances totaling $910 thousand during the year ended December 31, 2022, which resulted in the recognition of $2 thousand in prepayment fees included in the "Other Expenses” section of "Noninterest Expense" in the Consolidated Statements of Income.

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

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia. Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012. Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date. Partners has a remaining obligation under the note payable of $630 thousand as of December 31, 2022, and is carried on the balance sheet net of a discount of approximately $16 thousand. Partners had a remaining obligation under the note payable of $655 thousand as of December 31, 2021, which was carried on the balance sheet net of a discount of $20 thousand. The loan was refinanced on April 30, 2015 with a twenty-five year amortization. The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10 year Treasury rate until maturity.

The Company provides JMC with a warehouse line of credit, which is eliminated in consolidation. In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million. The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (7.250% at December 31, 2022). The rate is subject to change the first of every month. Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand. The warehouse line of credit is set to renew or mature on March 1, 2023. There was no balance outstanding on the warehouse line of credit as of December 31, 2022, and the balance outstanding at December 31, 2021 was $120 thousand. Interest expense on the warehouse lines of credit was $62 thousand and $104 thousand during the years ended December 31, 2022 and 2021, respectively.

During the second quarter of 2020, in connection with the loans originated as part of the PPP, the Company borrowed under the FRB’s PPP Liquidity Facility (“PPPLF”). Under the terms of the PPPLF, the Company could borrow funds which were secured by the Company’s PPP loans. During the first quarter of 2021, the Company used a portion of its excess cash and cash equivalents to repay all borrowings that were previously outstanding under the PPPLF. As of December 31, 2022 and 2021, the Company did not have any outstanding advances under the PPPLF. The interest rate on the advances was fixed at a rate of 0.35% through the advance maturities which ranged from April 2022 to June 2025.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $117.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At December 31, 2022, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $3 thousand. At December 31, 2021, there were no borrowings outstanding, and securities pledged under this secured credit facility had an amortized cost and fair value of $4 thousand and $5 thousand, respectively.

The Company has pledged investment securities available for sale with a combined amortized cost and fair value of $3.4 million and $2.8 million, respectively, at December 31, 2022, and a combined amortized cost and fair value of $3.7 million at December 31, 2021 with the FRB to secure Discount Window borrowings. At December 31, 2022 and 2021, there were no outstanding borrowings under these facilities.

Maturities on debt are as follows (dollars in thousands):

2023	$41,977
2024	19,778
2025	—
2026	—
2027	—
Thereafter	22,873
$84,628

Note 9. Profit Sharing Plan

The Company, Delmarva and Partners have a defined contribution 401(k) profit sharing plan covering substantially all full-time employees. Under the 401(k) profit sharing plan, the Company, Delmarva and Partners are currently matching 50% of employee contributions up to 6% of their compensation as defined under the plan. Additional employer contributions are at the discretion of the Board of Directors. The Company’s contributions to this plan totaled $374 thousand and $380 thousand, for the years ended December 31, 2022 and 2021, respectively.

Note 10. Lease Commitment

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASC 2016-02”). The Company leases seventeen locations for administrative and loan production offices and branch locations.Fifteen leases were classified as operating leases and two leases were classified as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Leased assets and liabilities include related options that are reasonably certain of being exercised. The Company has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets are limited by the expected lease term.

The following tables present information about the Company’s leases for the years ended:

Dollars in Thousands	December 31, 2022	December 31, 2021
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$5,065	$6,009
Lease liability	5,465	6,372
Finance Lease Amounts
Right-of-use asset	$1,550	$1,687
Lease liability	2,006	2,125

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.59	7.99
Weighted average lease term - Finance Leases (Yrs.)	11.05	12.09
Weighted average discount rate - Operating Leases (1)	2.31%	2.24%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Operating lease cost classified as premises and equipment	$1,145	$976
Finance lease cost classified as interest on borrowings	59	62

Operating outgoing cash flows from operating leases	$1,094	$884
Operating outgoing cash flows from finance leases	$178	$178

(1) The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB for a term correlating to the remaining term of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at December 31, 2022, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$925
One to three years	1,394
Three to five years	1,044
Over 5 years	2,782
Total undiscounted cash flows	6,145
Less: Discount	(680)
Lease Liabilities	$5,465

Finance Leases:
One year or less	$188
One to three years	396
Three to five years	407
Over 5 years	1,366
Total undiscounted cash flows	2,357
Less: Discount	(351)
Lease Liabilities	$2,006

Note 11. Other Operating Expenses

Other operating expenses include the following for the years ended December 31, 2022 and 2021:

Dollars in thousands	2022	2021
Professional services	$727	$769
Stationary, printing and supplies	212	273
Postage and delivery	257	197
FDIC assessment	927	904
State bank assessment	60	66
Directors fees and expenses	693	742
Marketing	489	443
Correspondent bank services	101	122
ATM expenses	1,112	1,030
Telephones and mobile devices	816	806
Membership dues and fees	123	128
Legal fees	337	562
Audit and related professional fees	470	358
Insurance	265	267
Listing Fees	59	58
Other	5,134	5,334
	$11,782	$12,059

A director of the Company and Partners also provides consulting services to Partners to support the bank’s expansion efforts into the Greater Washington and Northern Virginia markets, a geography in which the director has substantial experience. The director is entitled to receive total compensation of $120 thousand per year for his service as a director of the Company and Partners and for his service as a consultant to Partners. The amount of the consulting fee paid by Partners each year will be equal to the difference between $120 thousand and the combined annual retainer and meeting fee compensation earned as a director of the Company and Partners for that year.  For the years ending

December 31, 2022 and 2021, Partners paid $90 thousand and $82 thousand, respectively, to this director for his consulting services, which is included in “Professional services” in the table above.

Note 12. Stock Option Plans

Liberty Stock Option Plans

In 2004 Liberty adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the “Liberty Plans”). In February 2014 the Liberty Plans expired pursuant to their terms. Options under these plans had a 10 year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with the Company in February 2018. In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Liberty common stock were convertible in the Agreement of Merger, which was 0.2857 (the “Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger between the Company and Liberty in 2018 (the “Liberty Merger”) there were 48,225 options outstanding at an exercise price of $1.18. These options were converted to 13,771 options outstanding at an exercise price of $4.14.

A summary of stock option transactions with respect to such options for the year ended December 31, 2022 is as follows:

	December 31, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	5,761	$4.14	1.23
Granted	—	—	—
Exercised	(1,028)	4.14	—
Forfeited	—	—	—
Outstanding at end of period	4,733	$4.14	0.23	$22,340

Options exercisable at December 31, 2022	4,733	$4.14

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

As a result of the acquisition of Partners in 2019 through an exchange of shares in an all stock transaction (the “Share Exchange”), each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase Company common stock. In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plan pursuant to which it was issued. As such, Partners Options to acquire 149,200 shares of Partner’s common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company’s common stock at a weighted average exercise price of $6.13 per share. The number of shares was determined by multiplying the number of shares of Partners common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Share Exchange, which was 1.7179 (the “Partners Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Partners Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions with respect to such options for the year ended December 31, 2022 is as follows:

	December 31, 2022
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	128,147	$6.40	3.18
Granted	—	—	—
Exercised	(31,092)	5.83	—
Forfeited	(8,588)	6.48	—
Outstanding at end of period	88,467	$6.59	2.85	$200,717

Options exercisable at December 31, 2022	88,467	$6.59

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on December 31, 2022.

As stated in Note 1, Nature of Business and Its Significant Accounting Policies, the Company follows ASC Topic 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the years ended December 31, 2022 or 2021.

Note 13. Restricted Stock Plan

The Company had an employee and director restricted stock plan (the “Company Plan”) and reserved 405,805 shares of stock for issuance thereunder. The Company adopted the Company Plan, pursuant to which employees and directors of the Company could acquire shares of common stock. The Company Plan was adopted by the Company's Board of Directors in April 2014, and subject to the right of the Board of Directors to terminate the Company Plan at any time, terminated on June 30, 2018. The termination of the Company Plan, either at the scheduled termination date or before such date, did not affect any award issued prior to termination. During the years ended December 31, 2017 and 2018, the Company awarded 5,000 shares and 9,000 shares, respectively, to individual employees based on certain employment criteria. These shares vested over two or three years, based on the specific employment agreement. Each award from the Company Plan is evidenced by an award agreement that specifies the vesting period of the restricted stock award, the number of shares to which the award pertains, and such other provisions as the grantor determines.

As of December 31, 2022, there were no remaining non-vested restricted stock awards under the Company Plan.

As stated in Note 1, Nature of Business and Its Significant Accounting Policies, the Company follows ASC Topic 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock was equal to the underlying fair value of the stock. The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan at December 31, 2022. No restricted stock-based compensation expense related to the Company Plan was recognized during the year ended December 31, 2022. As a result of applying the provisions of ASC Topic 718-10, during 2021 the Company recognized restricted stock-based compensation expense of $4 thousand, or $3 thousand net of tax, related to the Company Plan.

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

On April 28, 2021, the Company’s Board of Directors granted 58,824 shares of restricted stock to two senior officers of Partners in accordance with Nasdaq Listing Rule 5635(c)(4) as inducements material to each of them accepting employment with Partners.  All of these shares were subject to time vesting in three equal annual installments beginning on April 28, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the definitive agreement and plan of merger (the “OCFC Merger Agreement”) with OceanFirst Financial Corp. (“OCFC”), the Company’s Board of Directors approved to immediately vest these outstanding and unvested awards. Althgouth the Company and OCFC mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby on November 9, 2022, the accelerated vesting of these awards was not contingent upon the merger closing. Each grantee irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

On October 12, 2021, the Company’s Board of Directors granted 68,000 shares of restricted stock to employees of Partners under the 2021 Incentive Stock Plan. All of these shares were subject to time vesting in three equal annual installments beginning on June 1, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the OCFC Merger Agreement, the Company’s Board of Directors approved to immediately vest 40,000 of these outstanding and unvested awards. Althouth the Company and OCFC mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby on November 9, 2022, the accelerated vesting of these awards was not contingent upon the merger closing. Each grantee of awards that were subject to the accelerated vesting provisions irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

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

As of December 31, 2022, there were 18,669 nonvested shares related to restricted stock awards.  A schedule of nonvested shares related to restricted stock awards as of December 31, 2022 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2021	28,000	$8.99
Awarded in 2022	—	—
Vested in 2022	(9,331)	8.99
Nonvested Awards December 31, 2022	18,669	$8.99

As a result of applying the provisions of ASC 718-10, during the year ended December 31, 2022, the Company recognized restricted stock-based compensation expense of $94 thousand, or $69 thousand net of tax, related to the restricted stock awards. During the year ended December 31, 2021, the Company recognized restricted stock-based compensation expense of $1.1 million, or $785 thousand net of tax, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 27, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $134 thousand at December 31, 2022. The remaining period over which this unrecognized restricted stock-based compensation expense is expected to be recognized is approximately 1.4 years.

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

The following table presents basic and diluted EPS for the years ended December 31, 2022 and 2021:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars in thousands, except per share data)	Per Common Share	Shares Outstanding
For the year ended December 31, 2022
Basic EPS	$13,615	17,961	$0.758
Effect of dilutive stock awards	—	32	—
Diluted EPS	$13,615	17,993	$0.757

For the year ended December 31, 2021
Basic EPS	$7,411	17,790	$0.417
Effect of dilutive stock awards	—	44	—
Diluted EPS	$7,411	17,834	$0.416

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

On September 17, 2019, the Federal Deposit Insurance Corporation (“FDIC”) finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier I capital to risk-weighted assets, Tier I capital to average assets, and common equity Tier I capital to risk-weighted assets. Management believes as of December 31, 2022 that the Company’s Subsidiaries meet all capital adequacy requirements to which they are subject.

As of December 31, 2022, the most recent notification from the FDIC categorized the Company’s Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s Subsidiaries’ categories.

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

The following table presents actual and required capital ratios as of December 31, 2022 and 2021 for the Company’s Subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of December 31, 2022 and 2021 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s Subsidiaries’ capital amounts and ratios as of December 31, 2022 and 2021 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

As of December 31, 2021
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$91,928	12.9%	$74,963	10.5%	$71,394	10.0%
Virginia Partners Bank	56,192	12.0%	49,103	10.5%	46,765	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	60,684	8.5%	57,115	8.0%
Virginia Partners Bank	52,844	11.3%	39,750	8.5%	37,412	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	82,972	11.6%	49,975	7.0%	46,406	6.5%
Virginia Partners Bank	52,844	11.3%	32,735	7.0%	30,397	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	82,972	8.1%	40,926	4.0%	51,158	5.0%
Virginia Partners Bank	52,844	8.5%	25,009	4.0%	31,261	5.0%

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years. At December 31, 2022 and 2021, approximately $21.1 million and $14.2 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval. Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years. At December 31, 2022 and 2021, approximately $25.0 million and $17.9 million, respectively was available for payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$14,678	$14,678	$—	$—	$14,678
Interest bearing deposits	103,922	103,922	—	—	103,922
Federal funds sold	22,990	22,990	—	—	22,990
Securities:
Available for sale	133,657	—	133,657	—	133,657
Loans held for sale	1,314	—	1,314	—	1,314
Loans, net of allowance for credit losses	1,218,551	—	—	1,165,190	1,165,190
Accrued interest receivable	4,566	—	4,566	—	4,566
Restricted stock	6,512	—	6,512	—	6,512
Other investments	4,888	—	4,888	—	4,888
Bank owned life insurance	18,706	—	18,706	—	18,706
Financial liabilities:
Deposits	$1,339,605	$—	$1,082,084	$249,183	$1,331,267
Accrued interest payable on deposits	267	—	267	—	267
FHLB advances	61,800	—	60,990	—	60,990
Subordinated notes payable	22,215	—	26,364	—	26,364
Other borrowings	613	—	—	613	613

Dollars are in thousands		Fair Value Measurements at December 31, 2021
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$12,887	$12,887	$—	$—	$12,887
Interest bearing deposits	297,902	297,902	—	—	297,902
Federal funds sold	28,040	28,040	—	—	28,040
Securities:
Available for sale	122,021	—	122,021	—	122,021
Loans held for sale	4,064	—	4,064	—	4,064
Loans, net of allowance for credit losses	1,102,539	—	—	1,089,812	1,089,812
Accrued interest receivable	4,313	—	4,313	—	4,313
Restricted stock	4,869	—	4,869	—	4,869
Other investments	5,065	—	5,065	—	5,065
Bank owned life insurance	18,254	—	18,254	—	18,254
Other real estate owned	837	—	—	837	837
Financial liabilities:
Deposits	$1,442,876	$—	$1,063,619	$380,245	$1,443,864
Accrued interest payable on deposits	280	—	280	—	280
FHLB advances	26,313	—	27,007	—	27,007
Subordinated notes payable	22,168	—	30,091	—	30,091
Other borrowings	755	—	—	755	755

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements.

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

The following table presents fair value measurements on a recurring basis as of December 31, 2022 and 2021:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2022
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$15,466	$—	$15,466
Obligations of States and political subdivisions	—	27,065	—	27,065
Mortgage-backed securities	—	88,740	—	88,740
Subordinated debt investments	—	2,386	—	2,386
Total securities available for sale	$—	$133,657	$—	$133,657
December 31, 2021
Securities available for sale:
Obligations of U.S. Government agencies and corporations	$—	$6,451	$—	$6,451
Obligations of States and political subdivisions	—	31,126	—	31,126
Mortgage-backed securities	—	82,403	—	82,403
Subordinated debt investments	—	2,041	—	2,041
Total securities available for sale	$—	$122,021	$—	$122,021

Certain financial assets are measured at fair value on a nonrecurring basis in accordance with U.S. GAAP. Adjustments to the fair value of these financial assets usually result from the application of lower of cost or market accounting or write-downs of individual assets.

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements.

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market. Loans originated for sale by JMC are recorded at lower of cost or market. No market adjustments were required at December 31, 2022 or 2021; therefore, loans held for sale were carried at cost. Because of the short-term nature, the book value of these loans approximates fair value at December 31, 2022 and 2021.

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

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of December 31, 2022 and 2021.

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
December 31, 2022
Impaired loans	$—	$—	$3	$3
Total	$—	$—	$3	$3
December 31, 2021
Impaired loans	$—	$—	$4,653	$4,653
OREO	—	—	837	837
Total	$—	$—	$5,490	$5,490

The following table presents additional quantitative information about financial assets measured at fair value on a nonrecurring basis and for which the Company has utilized Level 3 inputs to determine fair value as of December 31, 2022:

December 31, 2022		Valuation	Unobservable	Range of
Dollars are in thousands	Fair Value	Technique	Inputs	Inputs
Impaired loans	$3	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$3

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

Note 19. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC Topic 350, Intangibles—Goodwill and Other (“ASC 350”). The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of December 31, 2022 or 2021.

Goodwill: The Company acquired goodwill in the purchases of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the years ended December 31, 2022 and 2021.

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

The following table provides changes in the core deposit intangible for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$2,060	$2,660
Amortization	(520)	(600)
Balance at the end of the period	$1,540	$2,060

The following table provides the amortization expense for the core deposit intangible over the years indicated below:

December 31,
Dollars in Thousands	2022
2023	$467
2024	415
2025	246
2026	182
2027	129
Thereafter	101
$1,540

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

The following table provides changes in the net deposit premium and discount for the years ended December 31, 2022 and 2021:

	December 31,	December 31,
Dollars in Thousands	2022	2021
Balance at the beginning of the period	$(9)	$(23)
Accretion, net	6	14
Balance at the end of the period	$(3)	$(9)

The following table provides the accretion income for the net deposit discount over the years indicated below:

December 31,
Dollars in Thousands	2022
2023	$2
2024	1
$3

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statement of income for the years indicated below:

	December 31,	December 31,
	2022	2021
Year Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$666	$1,499
Time deposits (2)	(6)	(14)
Core deposit intangible (3)	(520)	(600)
Note Payable (4)	(4)	(5)
Net impact to income before taxes	$136	$880

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

Note 20. Parent Company Financial Information

Presented below are comparative balance sheets of the parent company, Partners Bancorp, as of December 31, 2022 and 2021, and statements of income and cash flows for each of the years ended December 31, 2022 and 2021.

BALANCE SHEETS

December 31, 2022 and 2021

Dollars in thousands	2022	2021
ASSETS
Cash	$12,549	$14,686
Investment in subsidiaries, at equity	146,288	147,378
Other assets	2,903	2,276
Total assets	$161,740	$164,340
LIABILITIES
Subordinated notes payable, net	$22,215	$22,168
Other liabilities	196	804
Total liabilities	22,411	22,972
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,973,724 as of December 31, 2022 and 17,941,604 as of December 31, 2021, including 18,669 nonvested shares as of December 31, 2022 and 28,000 nonvested shares as of December 31, 2021	180	179
Surplus	88,669	88,390
Retained earnings	62,854	51,305
Noncontrolling interest in consolidated subsidiaries	707	1,179
Accumulated other comprehensive (loss) income, net of tax	(13,081)	315
Total stockholders' equity	139,329	141,368
Total liabilities and stockholders' equity	$161,740	$164,340

STATEMENTS OF INCOME

Years Ended December 31, 2022 and 2021

Dollars in thousands	2022	2021
Dividends from subsidiaries	$3,464	$3,242
Interest income on deposit accounts	25	29
Interest expense on borrowings	(1,443)	(1,464)
Other expenses, net	(1,842)	(2,557)
Income (loss) before taxes and equity in undistributed net income of subsidiaries	204	(750)
Income tax benefits(1)	633	615
Equity in undistributed net income of subsidiaries	12,778	7,546
Net income	$13,615	$7,411
(1)	Benefits from filing consolidated Federal income tax return.

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2022 and 2021

Dollars in thousands	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,615	$7,411
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Equity in undistributed net income of subsidiaries	(12,778)	(7,546)
Amortization	47	67
Stock‑based compensation expense	94	1,072
Changes in assets and liabilities:
Increase in other assets	(627)	(278)
(Decrease) increase in other liabilities	(608)	41
Net cash (used in) provided by operating activities	(257)	767
CASH FLOWS FROM INVESTING ACTIVITIES:
Downstream of capital to subsidiary	(3,000)	—
Upstream of capital from subsidiary	3,000	—
Net cash used in investing activities	—	—
CASH FLOWS FROM FINANCING ACTIVITIES:
Dividends paid	(2,066)	(1,779)
Decrease in subordinated notes payable	—	(2,000)
Cash paid for stock repurchases	—	(209)
Cash received for the exercise of stock options	186	328
Net cash used in financing activities	(1,880)	(3,660)
Net decrease in cash	(2,137)	(2,893)
Cash, beginning of year	14,686	17,579
Cash, end of year	$12,549	$14,686

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

Note 22. Transaction with LINKBANCORP, Inc.

On February 22, 2023, the Company entered into an Agreement and Plan of Merger (the “LINK Merger Agreement”) with LINKBANCORP, Inc., a Pennsylvania corporation (“LINK”).  The LINK Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, the Company will merge with and into LINK, with LINK as the surviving entity (the “Merger”). The LINK Merger Agreement further provides that immediately following the Merger, Delmarva, a Delaware chartered bank and a wholly-owned subsidiary of the Company, will merge with and into LINKBANK, a Pennsylvania chartered bank and a wholly-owned subsidiary of LINK, with LINKBANK as the surviving bank (the “Delmarva Bank Merger”).  The LINK Merger Agreement also provides that immediately following the Delmarva Bank Merger, Partners, a Virginia chartered bank and a wholly-owned subsidiary of the Company, will merge with and into LINKBANK, with LINKBANK as the surviving bank (the “Partners Bank Merger” and, together with the Merger and the Delmarva Bank Merger, the “Transaction”). The LINK Merger Agreement was unanimously approved by the board of directors of each of LINK and the Company.

Upon the terms and subject to the conditions of the LINK Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by the Company or LINK, will be converted into the right to receive 1.150 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of LINK (“LINK Common Stock”). Holders of Company Common Stock will receive cash in lieu of fractional shares.

Note 23. Transaction with OceanFirst Financial Corp.

On November 4, 2021, the Company, OCFC and Coastal Merger Sub Corp. (“Merger Sub”) entered into the OCFC Merger Agreement. Pursuant to the terms and subject to the conditions set forth in the OCFC Merger Agreement, (i) Merger Sub would merge with and into the Company, with the Company as the surviving entity, and (ii) immediately thereafter, the Company would merge with and into OCFC, with OCFC as the surviving entity. On November 9, 2022, the Company and OCFC entered into a Mutual Termination Agreement (the “Termination Agreement”) pursuant to which, among other things, the parties mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby. Each party bore its own costs and expenses in connection with the terminated transaction, and neither party paid a termination fee in connection with the termination of the OCFC Merger Agreement. The Termination Agreement also mutually released the parties from any claims of liability to one another relating to the OCFC Merger Agreement and the terminated transaction.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.     CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that the Company’s disclosure controls and procedures will detect or uncover every situation involving the failure of persons within the Company or its subsidiaries to disclose material information required to be set forth in the Company’s periodic reports.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013). Based on our assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting was effective based on those criteria.

Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm, Yount, Hyde & Barbour, P.C., (U.S. PCAOB Auditor Firm I.D.: 613), regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

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

Directors

Mona D. Albertine, 73, has served as a director of the Company since November 2019 and as a director of Partners since it was established in 2007. Ms. Albertine is co-founder, President and owner of Jabberwocky Books, a retail establishment which has been part of the Fredericksburg, Virginia business community since 1985. She is also a managing partner of Albertine Properties, which owns and manages commercial real estate in downtown Fredericksburg. She served eight years on the Board of Visitors of the University of Mary Washington, two years as Vice Rector and two years as Rector. Ms. Albertine served on the board of Virginia Heartland Bank prior to its merger with Second National Bank of Culpeper. For more than 34 years she has served on numerous charitable boards in the Fredericksburg area, most recently, the Community Foundation of the Rappahannock River Region and The Women and Girls Fund, where she served as President, and as a director of the Fredericksburg Regional Chamber of Commerce. She currently serves as a Member Emeritus on the board of the University of Mary Washington Foundation. Ms. Albertine received a B.A. in International Relations from the University of Mary Washington in 1971. Ms. Albertine’s extensive experience in banking, in leadership, in small business, and in real estate provide valuable expertise to the Company’s Board.

John W. Breda, 61, has served as a director of the Company and Delmarva since 2018. Mr. Breda has served as President and Chief Executive Officer of the Company since December 2022 and from July 2017 through November 2019.  During the period from November 2019 through December 2022, he served as President and Chief Operating Officer of the Company. He has been the President and Chief Executive Officer of Delmarva since July 2017. He joined the Company and Delmarva as Executive Vice President and Chief Credit Officer in August 2012. Prior to joining the Company, he served as Vice President of the Commercial Banking Team Leader/Group Manager, at M&T Bank from May 2011, and of Wilmington Trust Company from 1995 until that company was acquired by M&T Bank.  Mr. Breda has over 35 years of banking experience. Mr. Breda graduated from Widener University with a B.S. in Business Administration. He is also a graduate of the Stonier Graduate School of Banking. Over the years he has been a member of the Wicomico Rotary Club, Greater Salisbury Committee, Salisbury-Wicomico Economic Development, Ocean City Development Corporation and Habitat for Humanity of Wicomico County. Mr. Breda’s service on the Board is supported by his many years of banking experience, and his knowledge of the Company’s business and its market areas.

Michael W. Clarke, 61, has served as a director of the Company and Partners since February 2021 and January 2021, respectively. Mr. Clarke brings over 38 years of experience in all aspects of commercial banking, corporate finance and capital management formation. Mr. Clarke manages a variety of passive and active investments in small to mid-sized businesses with a particular focus on financial services. Mr. Clarke is a senior portfolio advisor at FJ Capital Management assisting in the evaluation and management of investments in the U.S. financial services industry. Mr. Clarke represents FJ Capital and his own interests in service as a director of the Georgia Banking Company based in Atlanta, Georgia since February 2021. Mr. Clarke also serves as a manager of the Graystone Investment Fund, an entity focused on the development and operation of multi-family real estate located in proximity to “Power 5 Conference” Universities in the South East. Over the last five years, Mr. Clarke has served as a director of Atlantic Union Bankshares Corporation (Risk Management Committee) and Access National Corporation, including their banking subsidiaries, each of which was registered under Section 12 of the Exchange Act. From February 2019 to January 2021, Mr. Clarke served on the Board of Directors of Atlantic Union Bankshares Corporation and its subsidiary, Atlantic Union Bank. Previously, Mr. Clarke served as President, Chief Executive Officer and a director of Access National Corporation from its formation in 2002 until being acquired by Atlantic Union Bankshares Corporation in February 2019. Mr. Clarke was the principal organizer of Access National Bank, the lead subsidiary of Access National Corporation, leading the $10 million friends and family capital offering and authoring the business plan and regulatory applications requisite to charter approval and deposit insurance. Prior to organizing Access National Bank, Mr. Clarke served as Chief Credit Officer of Patriot National Bank, or Patriot, in Vienna, Virginia, from its inception in 1990 until the company was sold in 1997 and remained with the successor, United Bank, in the same capacity through 1998. Prior to joining Patriot, Mr. Clarke was Vice President of commercial lending at Crestar Bank in Alexandria, Virginia. Mr. Clarke graduated from Virginia Tech with a B.S. degree in finance and marketing. Mr. Clarke’s active and past community and industry board service roles include: Virginia Tech Foundation (Audit Chair); Virginia Bankers Association; Business Finance Group (an SBA Certified Development Company); Salem Halifax Capital Partners; Chairman, Greater Reston Chamber of Commerce; Founding Member & Chair of the IncSpire Business Incubator; Chair of the Finance Advisory Board at Virginia Tech; Chair & Treasurer of the Adult Community Education Foundation; and Chair of The Pamplin College of Business Advisory Council. Mr. Clarke’s qualifications to serve on the Company’s Board include his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which the Company operates, particularly the Greater Washington and Northern Virginia markets.

Mark L. Granger, 59, has served as a director of the Company and Delmarva since 1999. He is a certified public accountant, and specializes in tax and financial consulting for individuals, and tax, accounting and consulting for small and medium sized businesses on the Delmarva Peninsula. He has been Managing Partner of Granger & Magee, PA, Salisbury, Maryland since 2000, and previously served as a partner and manager of Faw, Casson & Co., LLP, Salisbury, Maryland from 1993 to 1999. He has over 37 years of accounting experience. He has a B.A. from the University of Lynchburg, and an M.S. in Taxation from Pace University, New York City. His service on the Board is supported by his specialized knowledge of accounting and financial matters, and his knowledge of the communities in which Delmarva operates and business connections in Delmarva’s markets.

Lloyd B. Harrison, III, 65, has served as a director of the Company since November 2019 and as a director of Partners since it was established in 2007. Mr. Harrison served as Chief Executive Officer of the Company from November 2019 until December 2022. Since December 2022, he has served as Senior Executive Vice President of the Company. Mr. Harrison served as President, Treasurer, Secretary and Chief Operating Officer of Partners from its inception in 2007 to July 2014, at which time he became President and Chief Executive Officer of Partners. In December 2020, Mr. Harrison ceased serving as President of Partners but continues to serve as Chief Executive Officer of Partners. Prior to his service to Partners, Mr. Harrison served as President and Chief Executive Officer of Mercantile Southern Maryland Bank and its predecessor, Calvert Bank and Trust, from 2001 to 2007. He has over 37 years of banking experience. Over the years, he has served on the boards of many civic and charitable organizations. Mr. Harrison is a former chairman of the board of directors of Asbury Communities, Inc. and a former director of Westminster American Insurance Company. Currently, Mr. Harrison serves as the Chairman of The Fredericksburg Regional Alliance and is the past chairman of the board of directors of the Virginia Association of Community Banks. He has an undergraduate degree in English from The University of Virginia and a Master in Business Administration from The College of William & Mary. Mr. Harrison’s extensive banking, leadership, and governance experience provide valuable contributions to the Company’s Board.

Kenneth R. Lehman, 63, has served as a director of the Company and Delmarva since 2014 and has served as a director of Partners since 2016. He is a private investor and former banking and securities attorney. Since 2016, Mr. Lehman has served as a director of several banks and bank holding companies, including three companies registered under Section 12 of the Exchange Act: Four Oaks Fincorp where he served as a director from 2014 through November 2017, First Capital Bancorp, Inc., where he served as a director from 2012 through January 2016, and Village Bank and Trust Financial Corp., where he served as a director from June 2016 to May 2018. In addition to his service as a director of the Company, Delmarva and Partners, Mr. Lehman currently serves as a director of Marine Bancorp of Florida and its wholly-owned subsidiary Marine Bank and Trust Company, Vero Beach, Florida, BankFLORIDA Bancorp and BankFLORIDA, Dade City, Florida, and Locality Bank, Ft. Lauderdale, Florida. Mr. Lehman’s extensive experience as a director of financial institutions and as an advisor to financial institutions is invaluable to the Board in governance and strategic thinking.

George P. Snead, 53, has served as a director of the Company since November 2019 and as a director of Partners since it was established in 2007. Mr. Snead is a partner in Parrish Snead Franklin Simpson, PLC, a general practice law firm located in Fredericksburg, Virginia. Mr. Snead’s practice centers on estate planning and commercial transactions, specifically including commercial real estate purchases/sales, commercial leases, business organizations, and lending transactions. Mr. Snead graduated from Davidson College with a B.A. in Economics, and he received his law degree from the College of William and Mary. He has served as a member of the Board of Directors of Germanna Community College Educational Foundation, the Central Virginia Housing Coalition, the Massad Branch of the YMCA, the Fredericksburg Regional Chamber of Commerce, the Board of Directors of the Central Rappahannock Heritage Center and the Board of Trustees of the Community Foundation of the Rappahannock River Region. Mr. Snead’s experience in and knowledge of commercial real estate matters provide valuable contributions to the Company’s Board.

James A. Tamburro, 56, has served as a director of the Company and Delmarva since 2018. He previously served as a director of Liberty, a bank that was previously acquired by the Company. He has been an attorney in private practice with Tamburro Law Office, in Marlton, New Jersey, since 1999, and since 2014 he has been co-owner and manager of Global Contact Publishing Co.; and since 2016 a commercial/residential real estate broker with Berkshire Hathaway Real Estate, Marlton, New Jersey. Since 2012 he has served as an Ambassador of Georgetown University’s Alumni Admissions Program. Mr. Tamburro is a graduate of Georgetown University, where he earned a B.A., and Widener University School of Law, where he earned his J.D. Mr. Tamburro’s knowledge of real estate finance and investing, along with his experience as a director of Liberty and Delmarva and his knowledge of and contacts in Delmarva’s New Jersey market area support his service on the Board.

Jeffrey F. Turner, 74, has served as a director of the Company and Delmarva since 2009, and as Chairman of the Board since January 2012. Until his retirement in 2008, Mr. Turner served as President and Chief Executive Officer of Mercantile Peninsula Bank and its predecessor, Peninsula Bank, from 1994 to 2008. He has over 45 years of banking experience. Over the years, he has been a member of the Salisbury Area Chamber of Commerce, member of the Greater Salisbury Committee, member of the Wicomico County Economic Development Committee, and member of the Somerset County Economic Development Committee. Mr. Turner is the former Chairman of the Board of the Peninsula Regional Medical Center, former President of the Life Crisis Center, Inc., former member of the Board of Visitors of the University of Maryland, Eastern Shore and former director of Qlarant, one of the first quality review organizations for the Centers of Medicare and Medicaid. Currently, Mr. Turner serves as a Trustee of the John B. Parsons Home Foundation and a Corporate Member of the Community Foundation of the Eastern Shore. Mr. Turner is a graduate of Towson University with a degree in Economics. Mr. Turner’s service on the Board is supported by his extensive executive and directorial experience in community banks, his administrative and leadership qualities, and his knowledge of and contacts in the communities in which Delmarva operates.

Robert C. Wheatley, 66, has served as a director of the Company and Delmarva since 1998. Mr. Wheatley has been the managing member and owner of The Whayland Group LLC, a real estate project management and consulting firm since 2009, and was President and owner of The Whayland Company, Inc., a commercial construction company from 1993 to 2013. He serves on the Sussex County Planning and Zoning Commission, the Delaware Association of Professional Engineers, the Laurel Development Corp., Delaware Economic and Environmental Development Commission and other public and private economic development initiatives. A graduate of Salisbury University, he is also an associate real estate broker with Keller Williams Realty, Inc. since 2016. Mr. Wheatley’s service on the Board is supported by his extensive knowledge of commercial real estate and real estate development matters in the communities in which Delmarva operates, along with his knowledge of and contacts in the communities in which Delmarva operates.

Executive Officers Who Are Not Directors

The following biographies of the executive officers of the Company, excluding Messrs. Breda and Harrison, for whom biographical information is included above under “Directors,” contain information regarding each person’s business experience and qualifications.

J. Adam Sothen, 46, has served as Chief Financial Officer of the Company since November 2019 and Executive Vice President and Chief Financial Officer of Partners since April 2018. From June 2017 through March 2018, Mr. Sothen served as Executive Vice President and Chief Financial Officer of Sonabank and Sonabank’s parent company, Southern National Bancorp of Virginia, Inc., which was registered under Section 12 of the Exchange Act. Previous to that, Mr. Sothen was employed by EVB as Vice President and Corporate Controller from June 2010 until October 2012, and from September 2011 through June 2017, as Executive Vice President and Chief Financial Officer of EVB and EVB’s parent company, Eastern Virginia Bankshares, Inc., which was also registered under Section 12 of the Exchange Act. He is a graduate of Shepherd University with a B.S. in Accounting.

Elizabeth (“Betsy”) J. Eicher, 45, has served as Chief Accounting Officer of the Company since November 2019 and Senior Vice President and Chief Financial Officer of Delmarva since 2015. Ms. Eicher also served as Senior Vice President and Chief Financial Officer of the Company from 2015 to November 2019. She is a certified public accountant and a member of the American Institute of Public Accountants and the Maryland Association of Certified Public Accountants. Prior to joining the Company and Delmarva, she was an Accounting Manager at TGM Group LLC, where she had served in progressively responsible roles as an accountant on external audits since 2005. She is a graduate of Salisbury University with a B.S. in Accounting, and she has a B.S. in Psychology from the University of Pittsburgh at Johnstown.

CORPORATE GOVERNANCE

Audit and Compliance Committee

The Board has a standing Audit & Compliance Committee. Current members of the Audit & Compliance Committee are Mr. Granger (Chair), Ms. Albertine, Mr. Snead and Mr. Wheatley. In addition, Steven R. Mote served as a member of the Audit & Compliance Committee in 2022 until his retirement as a director of the Company effective December 14, 2022. The Board has determined that Mr. Granger’s past employment experience in finance or accounting, has resulted in his financial sophistication, and he qualifies as an “audit committee financial expert” within the meaning of applicable regulations of the SEC. The Board has determined that the members of the Audit & Compliance Committee are, and during 2022 were, independent under the heightened standards of independence required by Section 5605(c)(2)(A) of the Nasdaq rules and SEC Rule 10A-3.

The Board has adopted a written Audit & Compliance Committee charter that is publicly available in the “Who We Are” section of our website at www.partnersbancorp.com.

Delinquent Section 16(a) Reports

Pursuant to Section 16(a) of the Securities Exchange Act of 1934, each of the Company’s directors, executive officers and persons who own more than 10% of the Company’s securities is required to file reports of ownership and changes in ownership of the Company’s securities with the SEC and to provide copies of such reports to the Company. To the Company’s knowledge, based solely on a review of the information and reports furnished to the Company, the Company believes that all reporting persons timely filed all reports required under Section 16(a) during 2022, with the following exception: Mr. Snead reported three transactions late on a Form 4.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to its directors, executive officers (including its principal executive officer, principal financial officer and principal accounting officer or controller) and employees (the “Code”). The Code is publicly available in the “About Us” section of our website at

www.partnersbancorp.com. If the Company chooses to no longer post the Code on its website, it will provide a free copy to any person upon written request to Partners Bancorp, c/o Office of the President and Chief Executive Officer, 2245 Northwood Drive, Salisbury, Maryland 21801. The Company intends to provide any required disclosure of any amendment to or waiver from the Code that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, under the “About Us” section of our website at www.partnersbancorp.com promptly following the amendment or waiver. The Company may elect to disclose any such amendment or waiver in a report on Form 8-K filed with the SEC either in addition to or in lieu of the website disclosure.

The information contained on or connected to the Company’s website is not incorporated by reference in this Annual Report on Form 10-K and should not be considered part of this or any other report that the Company files or furnishes to the SEC.

Legal Proceedings and Family Relationships

The Board is not aware of any directors’ or executive officers’ involvement in legal proceedings that would be material to an evaluation of their ability or integrity; nor is the Board aware of any family relationship between any of its directors or executive officers.

ITEM 11.      EXECUTIVE COMPENSATION.

The Company’s executive compensation program is designed to attract and retain highly skilled and motivated officers who will manage the Company in a manner to promote our growth and profitability, prudently preserve our capital, and advance the interests of our shareholders.

Delmarva and Partners currently have separate compensation programs. Compensation for executive officers of the Company, each of whom is also an executive officer of Delmarva or Partners, is initially approved by the board of directors or a committee of the board of directors of the respective bank and then reviewed and approved by the Compensation Committee of the Company. In their roles as chief executive officer of the respective banks, Mr. Breda and Mr. Harrison may make recommendations regarding the compensation of executive officers.

The following table sets forth a summary of certain information concerning the compensation awarded to or paid by the Company or its subsidiaries for services rendered in all capacities during the past two years to the following individuals (referred to herein as “named executive officers”):

●	John W. Breda, President and Chief Executive Officer of the Company;
●	Lloyd B. Harrison, III, Senior Executive Vice President of the Company;
●	J. Adam Sothen, Chief Financial Officer of the Company;
●	Betsy J. Eicher, Chief Accounting Officer, Secretary and Treasurer of the Company

All compensation in the following table was paid by Delmarva for Mr. Breda and Mrs. Eicher, who are employees of Delmarva, and by Partners for Mr. Harrison and Mr. Sothen, who are employees of Partners. The Company shares the cost of compensation for the executive officers of the Company based on cost-sharing arrangements with each of Delmarva and Partners.

Summary Compensation Table

				Non-Equity
				Incentive Plan	All Other
Name and Principal Position	Year	Salary	Bonus (2)	Compensation (3)	Compensation (4)	Total
John W. Breda President and Chief Executive Officer, Company; President and Chief Executive Officer, Delmarva (1)	2022	$342,732	$102,600	$—	$29,292	$474,624
	2021	$332,750	$66,000	$—	$42,284	$441,034
Lloyd B. Harrison, III Senior Executive Vice President, Company; Chief Executive Officer, Partners (1)	2022	$332,750	$9,983	$62,223	$40,396	$445,352
	2021	$332,750	$9,983	$69,877	$52,647	$465,257
J. Adam Sothen Chief Financial Officer, Company; Executive Vice President and Chief Financial Officer, Partners	2022	$237,000	$6,681	$44,318	$7,761	$295,760
	2021	$206,000	$6,180	$28,840	$9,923	$250,943
Betsy J. Eicher Chief Accounting Officer, Secretary and Treasurer, Company; Senior Vice President and Chief Financial Officer, Delmarva	2022	$187,787	$71,400	$—	$4,113	$263,300

(1)	Mr. Breda served as President and Chief Operating Officer of the Company until December 8, 2022, at which time he became President and Chief Executive Officer of the Company. Mr. Harrison served as Chief Executive Officer of the Company until December 8, 2022, at which time he became Senior Executive Vice President of the Company.
(2)	For Mr. Breda, for 2022 and 2021, and for Mrs. Eicher, for 2022, reflects a discretionary bonus awarded for performance. For Mr. Harrison and Mr. Sothen, for 2022 and 2021, reflects a bonus under the Partners Discretionary Profit Sharing Plan.
(3)	Reflects bonus awarded for 2022 and 2021 performance under the Partners management incentive plan.
(4)	All other compensation for 2022 consisted of the following:

	Car	Company-paid	401(k)
	Allowance/	Life Insurance	Matching
Name	Company Car (1)	Premiums (2)	Contributions	Other (3)
John W. Breda	$16,885	$3,352	$9,055	$—
Lloyd B. Harrison, III	$25,406	$5,162	$7,554	$2,274
J. Adam Sothen	$—	$—	$7,761	$—
Betsy J. Eicher	$—	$—	$4,113	$—

(1)	For Mr. Breda, reflects cost to Delmarva to provide company-owned car, including depreciation, with all maintenance, operating and insurance expense paid by Delmarva. For Mr. Harrison, reflects cost to Partners to provide company-owned car, including depreciation, with all maintenance, operating and insurance expense paid by Partners.

(2)	For Mr. Breda, reflects cost to Delmarva to provide supplemental life insurance per his employment agreement. For Mr. Breda, no amounts are included with respect to BOLI because Delmarva had no incremental cost attributable to BOLI in 2022. For Mr. Harrison, reflects cost to Partners to provide supplemental life insurance per his employment agreement. For Mr. Harrison, no amounts are included with respect to BOLI because Partners had no incremental cost attributable to BOLI in 2022.

(3)	Mr. Breda reimburses Delmarva for any club expenses related to personal use. For Mr. Harrison, reflects cost to Partners to reimburse for business-related club expenses per his employment agreement.

Equity Compensation

The following table sets forth, on an award by award basis, information concerning all awards of stock options held by the named executive officers at December 31, 2022. All stock options were granted with an exercise price of 100% of fair market value as determined in accordance with the Company’s equity compensation plans (including acquired plans). The number of shares subject to each award and the exercise price have been adjusted to reflect any stock dividends, stock splits and merger or share exchange assumption adjustments effected after the date of such award, but have not otherwise been modified. None of the named executive officers held any unvested restricted stock or restricted stock units at December 31, 2022.

Outstanding Equity Awards at 2022 Fiscal Year End

Option Awards
	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised	Option	Option
	Options	Options	Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
John W. Breda	—	—	$—	—
Lloyd B. Harrison, III	—	—	$—	—
J. Adam Sothen	25,768	—	$7.72	4/16/2028
Betsy J. Eicher	—	—	$—	—

All outstanding stock options were granted under equity plans that the Company assumed in connection with a merger or share exchange.

Employment Agreements and Benefit Plans

John W. Breda. In connection with the acquisition of Partners through an exchange of shares in an all-stock transaction on November 15, 2019 (the “Share Exchange”), Mr. Breda entered into an Employment Agreement, dated December 13, 2018 (the “Breda Employment Agreement”), which became effective upon effectiveness of the Share Exchange. On November 4, 2021, the Company and Mr. Breda entered into the First Amendment to the Breda Employment Agreement (together with the Breda Employment Agreement, the “Amended Breda Employment Agreement”). Under the Amended Breda Employment Agreement, Mr. Breda initially served as Chief Operating Officer of the Company and President and Chief Executive Officer of Delmarva. On the management succession date contemplated under the Amended Breda Employment Agreement, which was December 8, 2022 (the “Management Succession Date”), Mr. Breda became President and Chief Executive Officer of the Company. Mr. Breda also remained President and Chief Executive Officer of Delmarva. Subject to election requirements, Mr. Breda will also serve as a director of the Company and Delmarva. The Amended Breda Employment Agreement had an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms.

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

Mr. Breda’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Breda. The Company or Delmarva may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, the Company or Delmarva may terminate the employment agreement for regulatory purposes, which means the employment agreement needs to be revised as a result of applicable statute, rule, regulation, order, agreement or understanding promulgated by any bank regulatory agency and the parties cannot agree on the changes necessary to bring the employment agreement in compliance. Mr. Breda may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. In connection with a termination without Cause or for Good Reason, Mr. Breda will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance.

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

Lloyd B. Harrison, III. In connection with the Share Exchange, Mr. Harrison entered into an Employment Agreement, dated December 13, 2018 (the “Harrison Employment Agreement”), which became effective upon effectiveness of the Share Exchange. On November 4, 2021, the Company and Mr. Harrison entered into the First Amendment to the Harrison Employment Agreement and on December 8, 2022, the Company and Mr. Harrison entered into the Second Amendment to the Harrison Employment Agreement (together with the Harrison Employment Agreement, the “Amended Harrison Employment Agreement”).

Under the Amended Harrison Employment Agreement, Mr. Harrison initially served as Chief Executive Officer of the Company and as Chief Executive Officer of Partners. On the Management Succession Date (defined as described above with respect to the Amended Breda Employment Agreement) contemplated under the Amended Harrison Employment Agreement, Mr. Harrison departed the position of Chief Executive Officer of the Company and became Senior Executive Vice President of the Company. Mr. Harrison continues to serve as Chief Executive Officer of Partners. Subject to election requirements, Mr. Harrison will also serve as a director of the Company and Partners. The Amended Harrison Employment Agreement had an initial term of three years and will be automatically renewed for successive one year periods, unless a party decides not to renew the agreement and provides notice thereof 60 days prior to the applicable renewal period or the agreement is terminated in accordance with its terms.

Under the Amended Harrison Employment Agreement, Mr. Harrison initially received a base salary of $275,000 per year, increasing a minimum of ten percent on each of January 1, 2020 and January 1, 2021, with further increases being subject to the discretion of Partners’ board of directors with the recommendation of the compensation committee. Partners also provides benefits to Mr. Harrison, such as five weeks of vacation, use of a company car, life insurance, retirement plans, reimbursement for business-related club expenses, reimbursement of legal and tax fees up to $7,500 in connection with the negotiation of the employment agreement, and all other benefits that Partners or the Company provide from time to time to senior executives. Mr. Harrison is entitled to bonus incentive payments as approved by the Company Board and equity awards as approved by the Company Board or compensation committee. These stock awards vest upon a change in control event, as defined in the employment agreement. In connection with a change in control, Mr. Harrison will be paid three times his salary over 36 months and one times his average bonus. Mr. Harrison will also be provided with benefits during such 36-month period.

Mr. Harrison’s employment agreement will automatically terminate upon the death or “Disability,” as defined in the employment agreement, of Mr. Harrison. The Company or Partners may terminate the employment agreement immediately for “Cause,” as defined in the employment agreement, and may terminate the employment agreement without Cause upon providing 60 days prior notice. Additionally, the Company or Partners may terminate the employment agreement for regulatory purposes, as described above in connection with the Amended Breda Employment Agreement. Mr. Harrison may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon providing 60 days prior notice. Additionally, Mr. Harrison may terminate the employment agreement within one year after the Management Succession Date. In connection with a termination without Cause or for Good Reason, Mr. Harrison will be paid his salary for the longer of 12 months or the remainder of the then-current term and continue to receive health insurance. Mr. Harrison will receive the same benefits for a one year period if he terminates his employment within one year after the Management Succession Date.

Mr. Harrison’s employment agreement contains non-compete, non-solicitation, non-interference, return of documents and confidentiality provisions. Additionally, Mr. Harrison agrees to devote his full business time and attention to his duties, and may not perform services for or obtain a financial or ownership interest in any other entity without the consent or approval of the Company and Partners boards of directors.

J. Adam Sothen. Upon effectiveness of the Share Exchange, Mr. Sothen became Chief Financial Officer of the Company, in addition to continuing to serve as Executive Vice President and Chief Financial Officer of Partners. Mr. Sothen continues to serve under his pre-existing employment agreement with Partners, effective as of December 1, 2018. The employment agreement had an initial term of one year and will be automatically renewed for successive one year periods, unless either party provides written notice of non-renewal 60 days prior to the end of each renewal term or the agreement is otherwise terminated in accordance with its terms. Mr. Sothen is currently entitled to a base salary of $237,000 per year, subject to increase by Partners’ board of directors or its designee. Mr. Sothen is eligible to participate in the bank’s management incentive plan or other annual incentive plan, to receive equity awards and to participate in employee benefit plans, and is also entitled to five weeks of vacation, two weeks of personal leave and reimbursement of business-related expenses.

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

Betsy J. Eicher. Upon effectiveness of the Share Exchange, Mrs. Eicher became Chief Accounting Officer of the Company, in addition to continuing to serve as Senior Vice President and Chief Financial Officer of Delmarva. Mrs. Eicher continues to serve under her pre-existing employment agreement with Delmarva, effective as of March 24, 2019. The employment agreement had an initial term of one year and will be automatically renewed for successive one year periods, unless either party provides written notice of non-renewal 60 days prior to the end of each renewal term or the agreement is otherwise terminated in accordance with its terms. Mrs. Eicher is currently entitled to a base salary of $196,980 per year, subject to increase by Delmarva’s board of directors or its designee. Mrs. Eicher is eligible to receive equity awards and to participate in employee benefit plans, and is also entitled to four weeks of paid time off and reimbursement of business-related expenses.

Mrs. Eicher’s employment agreement will terminate automatically upon the death of Mrs. Eicher. Delmarva may terminate Mrs. Eicher’s employment with or without “Cause,” as defined in the employment agreement, or in the event of “Incapacity,” as defined in the employment agreement, upon 90 days prior written notice. Mrs. Eicher may terminate the employment agreement with “Good Reason,” as defined in the employment agreement, and may terminate the employment agreement without Good Reason upon 90 days prior written notice. In connection with a termination without Cause or for Good Reason within one year after a “Change of Control”, as defined in the employment agreement, and subject to Mrs. Eicher providing a release, Mrs. Eicher will receive a lump sum payment equal to one and a half times her salary, an additional lump sum payment equal to the highest annual bonus amount, if any, earned by Mrs. Eicher during the preceding three years, and continued health care benefits for herself and her family for 18 months, with the bank paying the employer portion of the premium therefor. In connection with a termination without Cause or for Good Reason at any other time, and subject to Mrs. Eicher providing a release, Mrs. Eicher will be paid her base salary over a period of 12 months, an additional lump sum payment equal to the highest annual bonus amount, if any, earned by Mrs. Eicher during the preceding three years, and will receive continued health care benefits for herself and her family for 12 months, with the bank paying the employer portion of the premium therefor.

The employment agreement also contains confidentiality, non-piracy, and non-solicitation provisions.

Equity Compensation. At the 2021 annual meeting of shareholders held on May 19, 2021, the Company’s shareholders approved the Partners Bancorp 2021 Incentive Stock Plan (the “2021 Incentive Stock Plan”), which became effective on that date. The 2021 Incentive Stock Plan is administered by the Company’s Compensation Committee. No equity awards were granted to executive officers of the Company under the 2021 Incentive Stock Plan during 2022.

Partners Management Incentive Plan. Partners maintains a management incentive plan for the purpose of awarding annual cash bonuses to certain employees of the bank, including Mr. Harrison and Mr. Sothen, based on the achievement of annual performance objectives established each year under the plan. The plan is designed to reward performance against key bank-wide strategic objectives. Each year the compensation committee of the board of directors of Partners develops a template setting forth the percentage of base salary opportunity, performance measures and goals selected from the bank’s approved budget numbers or other objective measure and weightings assigned to each of the performance measures. The performance measures, goals and weightings assigned to them may change from year to year. The compensation committee of the board of directors of Partners approves or ratifies the amount of the bonus payout for each participant following the end of the annual performance period. Bonus payouts for executive officers of the Company are also reviewed and approved by the Company’s Compensation Committee.

Bank-Owned Life Insurance. Partners offers life insurance benefits to certain employees, including Mr. Harrison, in the form of a split dollar plan. Under the split dollar plan, Partners owns the policy and cash values provide an annual return to Partners while providing a term insurance benefit to Mr. Harrison, utilizing bank owned life insurance (BOLI) with a portion of the death benefit endorsed to Mr. Harrison through a split dollar agreement. The amount endorsed under the BOLI equals 100% of Mr. Harrison’s base salary at the time of death.

Health and Welfare Benefits.  Delmarva and Partners provide health and welfare benefits to their respective executive officers, including the named executive officers, generally on the same basis as for all full-time employees of Delmarva and Partners. These benefits include medical, dental and vision insurance benefits, short-term and long-term disability insurance and life insurance coverage. The Company utilizes a partially self-funded medical plan and pays a portion of the premium attributable to each employee.

401(k) Plan. Delmarva’s 401(k) plan allows all officers and employees of Delmarva working 1,000 hours or more in a calendar year to defer a portion of their compensation and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2022, Delmarva made the maximum matching contributions.

Partners’ 401(k) plan allows all officers and non-temporary employees of Partners to defer a portion of their compensation and provides a match of up to 3% of their base salaries, subject to certain IRS limitations. While the decision to match employee contributions is discretionary, all employees receive the same percentage match. During 2022, Partners made the maximum matching contributions.

The Company, Delmarva and Partners do not maintain any non-equity incentive plans, deferred compensation, defined benefit or other defined contribution retirement plans, for named executive officers, or in which such executives may participate.

Compensation of Directors

During 2022, the Company, Delmarva and Partners paid an aggregate of $445,250 in director fees to the non-employee members of the Company’s Board, including amounts paid for service as a member of the board of directors of Delmarva and Partners.

During 2022, non-employee directors of Delmarva were entitled to the following fees:

●	annual retainer fee of $10,000; and
●	annual retainer fee for chairman of the board of $66,000.

Non-employee directors of Delmarva were entitled to the following fees for meeting attendance:

●	per Delmarva board meeting attendance fee of $350; and
●	per Delmarva committee meeting attendance fee of $300.

During 2022, non-employee directors of the Company were entitled to the following fees:

●	annual retainer fee for the board of $5,000;
●	annual retainer fee for chairman of the board of $50,000;
●	annual retainer fee for vice chairman of the board of $15,000;
●	per Company board meeting attendance fee of $400; and
●	per Company committee meeting attendance fee of $300 ($400 for committee chair).

During 2022, non-employee directors of Partners were entitled to the following fees:

●	annual retainer fee of $6,000 ($10,000 for chairman of the board);
●	additional annual committee chair retainer fee of $3,000 for audit & compliance committee and $2,000 for all other committees;
●	per Partners board meeting attendance fee of $600 ($700 for chairman of the board); and
●	per Partners committee meeting attendance fee of $300.

The following table sets forth information regarding compensation paid to non-employee directors of the Company during the year ended December 31, 2022 for service as members of the Company’s, Delmarva’s and Partners’ boards of directors and committees. Members of the Company’s Board who are employees of the Company, Delmarva or Partners do not receive additional cash compensation for service on the board of directors or committees of the Company, Delmarva or Partners.

Director Compensation for 2022

	Fees Earned or	All Other
Name (1)	Paid in Cash	Compensation (2)	Total
Mona D. Albertine	$34,600	$—	$34,600
Michael W. Clarke	$30,200	$89,800	$120,000
Mark L. Granger	$32,200	$—	$32,200
Kenneth R. Lehman	$39,150	$—	$39,150
Steven R. Mote (3)	$27,500	$—	$27,500
George P. Snead	$46,500	$—	$46,500
James A. Tamburro	$41,300	$—	$41,300
Jeffrey F. Turner	$150,200	$—	$150,200
Robert C. Wheatley	$43,600	$—	$43,600
	$445,250	$89,800	$535,050

(1)	Messrs. Breda and Harrison are executive officers of the Company and do not receive additional cash compensation for service on the Board or committees of the Board.

(2)	Mr. Clarke is entitled to receive total compensation of $120,000 per year for his service as a director of the Company and Partners and for his service as a consultant to Partners. The amount of the consulting fee paid by Partners for 2022 is equal to the difference between $120,000 and the combined annual retainer and meeting fee compensation Mr. Clarke earned as a director of the Company and Partners for 2022.
(3)	Mr. Mote retired as a director of the Company effective December 14, 2022. Mr. Mote served on the board of directors of Partners for all of 2022.

The Company, Delmarva and Partners do not maintain any non-equity incentive plans or compensation programs, deferred compensation, defined contribution or defined benefit retirement plans, for non-employee directors, or in which such directors may participate.

At the 2021 annual meeting of shareholders held on May 19, 2021, the Company’s shareholders approved the 2021 Incentive Stock Plan, which became effective on that date. The 2021 Incentive Stock Plan is administered by the Company’s Compensation Committee. No equity awards were granted to directors under the 2021 Incentive Stock Plan during 2022.

Consulting Agreement. As previously disclosed, Mr. Clarke was appointed to the Company’s Board on February 8, 2021. In addition to his service as a director of the Company and Partners, Mr. Clarke also provides consulting services to Partners to support the bank’s expansion efforts into the Greater Washington and Northern Virginia markets, a geography in which Mr. Clarke has substantial experience. Mr. Clarke is entitled to receive total compensation of $120,000 per year for his service as a director of the Company and Partners and for his service as a consultant to Partners. The amount of the consulting fee paid by Partners each year will be equal to the difference between $120,000 and the combined annual retainer and meeting fee compensation Mr. Clarke earns as a director of the Company and Partners for that year.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth as of March 22, 2023, the amount and percentage of the common stock of the Company beneficially owned by each director, each named executive officer and all directors and current executive officers of the Company as a group. Unless otherwise indicated, each person has sole voting power and sole investment power with respect to the securities shown. The business address of each director and executive officer is the Company’s principal address. For purposes of this table, beneficial ownership has been determined in accordance with the provisions of Rule 13d-3 of the Exchange Act under which, in general, a person is deemed to be the beneficial owner of a security if he or she has or shares the power to vote or direct the voting of the security or the power to dispose of or direct the disposition of the security, or if he or she has the right to acquire beneficial ownership of the security within 60 days (“presently exercisable”). Unless otherwise indicated, none of the shares listed below are pledged as collateral for a loan.

	Number of Shares of Common Stock		Shares Subject to Exercisable Options	Total Number of Shares Beneficially Owned	Percent of Class (1)
Name of Beneficial Owner
Directors
Mona D. Albertine	56,778	(2)	—	56,778	*
John W. Breda	29,946		—	29,946	*
Michael W. Clarke	203,964		—	203,964	1.13%
Mark L. Granger	30,797	(3)	—	30,797	*
Lloyd B. Harrison, III	199,170	(4)	—	199,170	1.11%
Kenneth R. Lehman	7,386,431	(5)	—	7,386,431	41.07%
George P. Snead	24,161		—	24,161	*
James A. Tamburro	21,644	(6)	—	21,644	*
Jeffrey F. Turner	59,682	(7)	—	59,682	*
Robert C. Wheatley	15,122		—	15,122	*

Named Executive Officers Who are Not Directors
J. Adam Sothen	—		25,768	25,768	*
Betsy J. Eicher	—		—	—	*

All Directors and Current Executive Officers as a Group (12 persons)	8,027,695		25,768	8,053,463	44.78%

*	Percentage of ownership is less than one percent of outstanding shares.
(1)Each percentage is based on 17,985,577 shares of common stock issued and outstanding on March 22, 2023.
(2)Amount includes 46,383 shares over which Ms. Albertine shares voting and investment power with her spouse.
(3)Amount includes 18,750 shares held by his mother over which Mr. Granger shares voting and investment power.
(4)	Amount includes 80,117 shares over which Mr. Harrison shares voting and investment power with his spouse and 34,358 shares held in Mr. Harrison’s spouse’s IRA account, for which account Mr. Harrison disclaims beneficial ownership.
(5)All of these shares are pledged as collateral for a loan.
(6)	Amount includes 700 shares held by Mr. Tamburro’s spouse over which Mr. Tamburro shares voting and investment power with his spouse, 2,683 shares held jointly over which Mr. Tamburro shares voting and investment power with his spouse, 566 shares held in Mr. Tamburro’s spouse’s IRA account over which account Mr. Tamburro shares voting and investment power with his spouse, 488 shares held by Mr. Tamburro’s spouse as custodian for their children over which Mr. Tamburro shares voting and investment power with his spouse, 70 shares held by Mr. Tamburro’s spouse in trust for their children over which Mr. Tamburro shares voting and investment power with his spouse, and 72 shares held by Mr. Tamburro as custodian for their child over which Mr. Tamburro shares voting and investment power with his spouse.
(7)	Amount includes 29,002 shares over which Mr. Turner shares voting and investment power with his spouse and 6,012 shares held by JFT LLC, of which Mr. Turner is the sole member and owner.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2022 about the Company’s existing equity compensation plans pursuant to which equity securities are authorized for issuance, which includes the 2021 Incentive Stock Plan and certain plans assumed by the Company in connection with either the merger of Liberty with and into Delmarva or the Share Exchange between the Company and Partners.

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	1,155,000
Equity compensation plans not approved by security holders	(1)	(1)	(1)
Total	(1)	(1)	1,155,000

(1)	In connection with the merger of Liberty with and into Delmarva, the Company assumed the Liberty Plans, and each option outstanding under the Liberty Plans was converted into an option to purchase shares of Company common stock. At December 31, 2022, there were 4,733 options to purchase shares of Company common stock outstanding in connection with the assumed Liberty Plans, with a weighted-average exercise price of $4.14 per share. In connection with the Share Exchange between the Company and Partners, the Company assumed the Partners Stock Plans, and each option outstanding under the Partners Stock Plans was converted into an option to purchase shares of Company common stock. At December 31, 2022, there were 88,467 options to purchase shares of Company common stock outstanding in connection with the assumed Partners Stock Plans, with a weighted-average exercise price of $6.59 per share.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Delmarva and Partners have had, and expect to have in the future, banking transactions, including loans (which includes lines of credit), in the ordinary course of business with some of the Company’s, Delmarva’s and Partners’ directors and executive officers and their associates. All such transactions have been on substantially the same terms, including interest rates, maturities and collateral requirements as those prevailing at the time for comparable transactions with non-affiliated persons and did not involve more than the normal risk of collectability or present other unfavorable features. Loans to insiders require approval by the respective bank’s Board, with any interested director not participating. Delmarva and Partners also apply the same standards to any other transaction with an insider. Additionally, loans to directors or their related parties must be approved by the respective bank’s Directors’ Loan Committee and are reported to the Company’s Board and Audit & Compliance Committee. Other related party transactions involving directors must be reviewed and approved by the Board or the Audit & Compliance Committee.

The maximum aggregate amount of loans (including lines of credit) to officers, directors and affiliates of the Company during the years ended December 31, 2022 and 2021 amounted to $30.5 million and $28.0 million, respectively. This represents approximately 21.9% and 19.8% of the Company’s total shareholders’ equity at December 31, 2022 and 2021, respectively. The aggregate amount of such loans outstanding at December 31, 2022 and 2021 to individuals who were officers, directors or affiliates of the Company during the year was $25.2 million and $22.0 million, respectively. None of such loans was classified as past due, nonaccrual or troubled debt restructurings at December 31, 2022 or 2021. In the opinion of the Company’s Board, the terms of these loans are no less favorable to Delmarva or Partners than terms of the loans from Delmarva or Partners to unaffiliated parties. At the time each loan was made, management believed that these loans involved no more than the normal risk of collectability and did not present other unfavorable features.

Director Independence

As required under Nasdaq listing standards, a majority of the members of a listed company’s board must qualify as “independent,” as affirmatively determined by the board. Consistent with this consideration, after review of all relevant identified transactions or relationships between each director, or any of his or her family members, and the Company and its senior management, the Company’s Board has affirmatively determined that each current director, other than Mr. Breda and Mr. Harrison, is, and all directors serving during fiscal 2022, other than Mr. Breda and Mr. Harrison, were, “independent directors” within the meaning of the applicable Nasdaq listing standards. These independent directors are: Jeffery F. Turner, George P. Snead, Mona D. Albertine, Michael W. Clarke, Mark L. Granger, Kenneth R. Lehman, James A. Tamburro, Robert C. Wheatley and former director Steven R. Mote, who retired as a director of the Company effective December 14, 2022. In determining that Mr. Clarke is an independent director, the Board considered Mr. Clarke’s consulting relationship with Partners and all other relevant information.

In reaching these conclusions, the Company’s Board found that none of the directors determined to be independent had a material or other disqualifying relationship with the Company. The Board was aware of and considered the loan and deposit relationships with directors and their related interests which Partners and Delmarva enter into in the ordinary course of business, which are disclosed under “Certain Relationships and Related Transactions, and Director Independence” described above as well as the employment and consulting arrangements described under “Compensation of Directors” and “Executive Compensation.”

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table presents the aggregate fees for the Company and its subsidiaries, for professional audit services rendered by Yount, Hyde and Barbour P.C. (“YHB”) for 2022 and 2021 for the audit of the annual financial statements of the Company for the years ended December 31, 2022 and 2021, and fees billed for other services rendered by YHB during those periods. All services reflected in the following table for 2022 and 2021, including the fees and terms thereof, were pre-approved in accordance with the charter of the Audit & Compliance Committee of the Board.

Year Ended December 31,	2022	2021
Audit Fees (1)	$205,800	$144,250
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
	$205,800	$144,250

(1)	Audit fees consist of audit and review services, consents, and review of documents filed with the SEC.

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
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Income for the years ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the years ended December 31, 2022 and 2021 Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the years ended December 31, 2022 and 2021
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

Not applicable

EXHIBIT INDEX

Exhibit No.

2.1+

Agreement and Plan of Merger, dated as of February 22, 2023, by and between LINKBANCORP, Inc. and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2023).

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

10.3*

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

10.5*

First Amendment, effective as of November 4, 2021, to the Employment Agreement, dated as of December 13, 2018, by and among Lloyd B. Harrison, III, Partners Bancorp and Virginia Partners Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 4, 2021).

10.6*

Second Amendment, effective as of December 8, 2022, to the Employment Agreement, dated as of December 13, 2018 and amended on November 4, 2021, by and among Lloyd B. Harrison, III, Partners Bancorp and Virginia Partners Bank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022).

10.7*	Delmar Bancorp 2014 Stock Plan (incorporated by reference to Exhibit 6.3 to the Company’s Form 1-A filed on November 22, 2017).
10.8*	Delmar Bancorp 2004 Stock Plan (incorporated by reference to Exhibit 6.4 to the Company’s Form 1-A filed on November 22, 2017).
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

101

Interactive data files formatted in iXBRL (Inline Extensible Business Reporting Language) from this Annual Report: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, (v) Consolidated Statements of Changes in Stockholders’ Equity, and (vi) Notes to Consolidated Financial Statements.

104	The cover page from Partners Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101)

+ The schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Partners Bancorp agrees to furnish a copy of such schedules and exhibits, or any section thereof, to the SEC upon request.

* Indicates management contract or compensatory arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PARTNERS BANCORP
By: /s/ John W. Breda
Name: John W. Breda
Title: President & Chief Executive Officer Date: March 29, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Mona D. Albertine Mona D. Albertine	Director	March 29, 2023

/s/ John W. Breda John W. Breda	President & Chief Executive Officer, Director (Principal Executive Officer)	March 29, 2023

/s/ Mark L. Granger Mark L. Granger	Director	March 29, 2023

/s/ Lloyd B. Harrison, III Lloyd B. Harrison, III	Senior Executive Vice President, Director	March 29, 2023

/s/ Kenneth R. Lehman Kenneth R. Lehman	Director	March 29, 2023

/s/ George P. Snead George P. Snead	Vice Chairman of the Board of Directors	March 29, 2023

/s/ James A. Tamburro James A. Tamburro	Director	March 29, 2023

/s/ Jeffrey F. Turner Jeffrey F. Turner	Chairman of the Board of Directors	March 29, 2023

/s/ Robert C. Wheatley Robert C. Wheatley	Director	March 29, 2023

/s/ J. Adam Sothen J. Adam Sothen	Chief Financial Officer (Principal Financial Officer)	March 29, 2023

/s/ Betsy J. Eicher Betsy J. Eicher	Chief Accounting Officer (Principal Accounting Officer)	March 29, 2023