Form 10-Q
period 2023-03-31
PARTNERS BANCORP
filed 2023-05-15
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of May 15, 2023, there were 17,985,577 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022
(Dollars in thousands, except per share amounts)	(Unaudited)	*

ASSETS
Cash and due from banks	$15,146	$14,678
Interest-bearing deposits in other financial institutions	53,173	103,922
Federal funds sold	23,825	22,990
Cash and cash equivalents	92,144	141,590
Securities available for sale, at fair value	132,802	133,657
Loans held for sale	841	1,314
Loans, less allowance for credit losses of $16,096 at March 31, 2023 and $14,315 at December 31, 2022	1,234,584	1,218,551
Accrued interest receivable	4,496	4,566
Premises and equipment, less accumulated depreciation	14,624	14,857
Restricted stock	5,991	6,512
Operating lease right-of-use assets	5,037	5,065
Financing lease right-of-use assets	1,516	1,550
Other investments	5,348	4,888
Bank owned life insurance	18,822	18,706
Core deposit intangible, net	1,419	1,540
Goodwill	9,582	9,582
Other assets	12,507	12,234
Total assets	$1,539,713	$1,574,612
LIABILITIES
Deposits:
Non-interest-bearing demand	$498,655	$528,770
Interest-bearing demand	129,403	121,787
Savings and money market	382,881	431,538
Time	301,602	257,510
	1,312,541	1,339,605
Accrued interest payable on deposits	706	267
Short-term borrowings with the Federal Home Loan Bank	29,000	42,000
Long-term borrowings with the Federal Home Loan Bank	19,800	19,800
Subordinated notes payable, net	22,226	22,215
Other borrowings	608	613
Operating lease liabilities	5,439	5,465
Financing lease liabilities	1,975	2,006
Other liabilities	5,520	3,312
Total liabilities	1,397,815	1,435,283
COMMITMENTS, CONTINGENCIES & SUBSEQUENT EVENT
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,985,577 as of March 31, 2023 and 17,973,724 as of December 31, 2022, including 18,669 nonvested shares as of March 31, 2023 and December 31, 2022	180	180
Surplus	88,762	88,669
Retained earnings	64,052	62,854
Noncontrolling interest in consolidated subsidiaries	676	707
Accumulated other comprehensive loss, net of tax	(11,772)	(13,081)
Total stockholders' equity	141,898	139,329
Total liabilities and stockholders' equity	$1,539,713	$1,574,612

* Derived from audited consolidated financial statements.

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2023	2022
INTEREST INCOME ON:
Loans, including fees	$16,151	$12,894
Investment securities:
Taxable	688	396
Tax-exempt	185	184
Federal funds sold	264	17
Other interest income	704	162
	17,992	13,653
INTEREST EXPENSE ON:
Deposits	1,965	1,243
Borrowings	858	506
	2,823	1,749
NET INTEREST INCOME	15,169	11,904
Provision for credit losses	300	65
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,869	11,839
OTHER INCOME:
Service charges on deposit accounts	248	223
Mortgage banking income, net	252	291
Other income	753	778
	1,253	1,292
OTHER EXPENSES:
Salaries and employee benefits	6,004	5,575
Premises and equipment	1,402	1,481
(Gains) and operating expenses on other real estate owned, net	—	(7)
Amortization of core deposit intangible	121	135
Merger related expenses	1,032	396
Other expenses	3,078	2,805
	11,637	10,385
INCOME BEFORE TAXES ON INCOME	4,485	2,746
Federal and state income taxes	1,186	696
NET INCOME	$3,299	$2,050
Net loss attributable to noncontrolling interest	31	59
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$3,330	$2,109
Earnings per common share:
Basic earnings per share	$0.19	$0.12
Diluted earnings per share	$0.19	$0.12

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
NET INCOME	$3,299	$2,050
OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on securities available for sale arising during the period	1,721	(7,659)
Deferred income tax effect	(412)	1,816
Other comprehensive income (loss), net of tax	1,309	(5,843)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	1,309	(5,843)
COMPREHENSIVE INCOME (LOSS)	$4,608	$(3,793)
COMPREHENSIVE LOSS ATTRIBUTABLE TO NONCONTROLLING INTEREST	31	59
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS BANCORP	$4,639	$(3,734)

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	2,109	(59)	—	2,050
Other comprehensive (loss), net of tax	—	—	—	—	(5,843)	(5,843)
Comprehensive loss						(3,793)
Cash dividends, $0.025 per share	—	—	(449)	—	—	(449)
Minority interest equity distribution	—	—	—	(2)	—	(2)
Stock option exercises, net	—	115	—	—	—	115
Stock-based compensation expense	—	24	—	—	—	24
Balances, March 31, 2022	$179	$88,529	$52,965	$1,118	$(5,528)	$137,263

Balances, December 31, 2022	$180	$88,669	$62,854	$707	$(13,081)	$139,329
Net income (loss)	—	—	3,330	(31)	—	3,299
Other comprehensive income, net of tax	—	—	—	—	1,309	1,309
Comprehensive income						4,608
Cumulative effect adjustment due to the adoption of ASC 326	—	—	(1,412)	—	—	(1,412)
Cash dividends, $0.04 per share	—	—	(720)	—	—	(720)
Stock option exercises, net	—	69	—	—	—	69
Stock-based compensation expense	—	24	—	—	—	24
Balances, March 31, 2023	$180	$88,762	$64,052	$676	$(11,772)	$141,898

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,330	$2,109
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	300	65
Depreciation	419	470
Amortization and accretion	58	137
(Gain) loss on equity securities	(27)	89
Gain on sale of loans held for sale, originated	(239)	(258)
Net (gains) on other real estate owned, including write‑downs	—	(5)
Increase in bank owned life insurance cash surrender value	(116)	(112)
Stock‑based compensation expense, net of employee tax obligation	24	24
Net amortization (accretion) of certain acquisition related fair value adjustments	11	(193)
Changes in assets and liabilities:
Loans held for sale	712	2,980
Accrued interest receivable	70	200
Other assets	(193)	(361)
Accrued interest payable on deposits	439	(13)
Other liabilities	1,669	354
Net cash provided by operating activities	6,457	5,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(3)	(14,412)
Purchases of other investments	(433)	(7)
Proceeds from maturities and paydowns of securities available for sale	2,532	3,520
Net increase in loans	(17,551)	(35,995)
Purchases of premises and equipment	(185)	(265)
Proceeds from the sales of foreclosed assets	—	842
Redemption (purchase) of restricted stocks	521	(66)
Net cash used in investing activities	(15,119)	(46,383)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in demand, money market, and savings deposits, net	(71,156)	71,627
Cash received for the exercise of stock options	69	115
Increase (decrease) in time deposits, net	44,091	(23,051)
(Decrease) in borrowings, net	(13,006)	(171)
Net decrease in minority interest contributed capital	(31)	(60)
Decrease in finance lease liability	(31)	(29)
Dividends paid	(720)	(449)
Net cash (used in) provided by financing activities	(40,784)	47,982
Net (decrease) increase in cash and cash equivalents	(49,446)	7,085
Cash and cash equivalents, beginning of period	141,590	338,829
Cash and cash equivalents, ending of period	$92,144	$345,914
Supplementary cash flow information:
Interest paid	$2,004	$2,021
Right of use assets and corresponding lease liabilities	190	—
Unrealized gain (loss) on securities available for sale	$1,721	$(7,659)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES
Cumulative effect adjustment due to the adoption of ASU 2016-13	$(1,412)	$—

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at March 31, 2023 and December 31, 2022, the results of its operations for three months and its cash flows for the three months ended March 31, 2023 and 2022 in conformity with U.S. GAAP.

Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period.

Use of Estimates:

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of the critical accounting estimates are more dependent on such judgment and in some cases may contribute to volatility in the Company’s reported financial performance should the assumptions and estimates used change over time due to changes in circumstances. Actual results could differ from those estimates.  The more significant areas in which management of the Company applies critical assumptions and estimates that are most susceptible to change in the short term include the calculation of the allowance for credit losses and the unrealized gain or loss on investment securities available for sale.

Adoption of New Accounting Standard in 2023:

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held-to-maturity (“HTM”). It also applies to off-balance-sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available for sale ("AFS"), including a requirement that estimated credit losses on AFS investment securities be presented as an allowance rather than as a direct write-down of the carrying balance of investment securities which the Company does not currently intend to sell or does not believe, based on current conditions, that it is likely that the Company will be required to sell.

The Company adopted the CECL Standard using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Upon adoption, we recognized an after-tax cumulative effect reduction to retained earnings totaling $1.4 million, as detailed in the table below. As discussed further below, purchased credit deteriorated assets (“PCD”) were measured on a prospective basis in accordance with the CECL Standard and all purchased credit impaired (“PCI”) loans as of December 31, 2022 were considered PCD loans upon adoption. Results for reporting periods beginning after January 1, 2023 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with previously applicable accounting guidance. The adoption of the CECL Standard resulted in the following adjustments to our financial statements as of January 1, 2023:

Dollars in thousands		Change in Consolidated Balance Sheet	Tax Effect	Change to Retained Earnings from Adoption of ASU 2016-13

Allowance for credit losses ("ACL") - loans		$1,330	$310	$1,020
Adjustment related to purchased credit-deteriorated loans	(1)	9	-	-
Total ACL - loans		1,339	310	1,020
ACL - unfunded credit commitments		512	120	392
Total impact of CECL adoption		$1,851	$430	$1,412

(1) Represents a gross-up of the balance sheet related to PCD loans resulting from the adoption of ASU 2016-13 on January 1, 2023.

Loans designated as PCI and accounted for under Accounting Standards Codification (“ASC”) 310-30 were designated as PCD loans. In accordance with the CECL Standard, the Company did not reassess whether PCI loans met the criteria of PCD loans as of the date of adoption and determined all PCI loans were PCD loans. The Company recorded an increase to the balance of PCD loans and an increase to the allowance for credit losses for loans of $9 thousand, which represented the expected credit losses for PCD loans. The remaining non-credit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023 over the remaining estimated life of the loans.

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”).  ASU 2022-02 addresses areas identified by the Financial Accounting Standards Board (“FASB”) as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL Standard. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL Standard and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively and it did not have a material impact on the financial statements.

In December 2018, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under U.S. GAAP, including banking organizations’ adoption of the CECL Standard. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company has elected to phase in the impact of the adoption of this standard on the Company’s regulatory capital over the three-year transition period. See Note 10 – Regulatory Capital Requirements for further information.

Investment Securities Available for Sale (“AFS”):

Management evaluates all AFS investment securities in an unrealized loss position on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. If the Company has the intent to sell the investment security or it is more likely than not that the Company will be required to sell the investment security, the investment security is written down to fair value and the entire loss is recorded in earnings.

If either of the above criteria is not met, the Company evaluates whether the decline in fair value is the result of credit losses or other factors. In making the assessment, the Company may consider various factors including the extent to which fair value is less than amortized cost, downgrades in the ratings of the investment security by a rating agency, the failure of the issuer to make scheduled interest or principal payments and adverse conditions specific to the investment security. If the assessment indicates that a credit loss exists, the present value of cash flows expected to be collected are compared to the amortized cost basis of the investment security and any deficiency is recorded as an allowance for credit losses, limited by the amount that the fair value is less than the amortized cost basis. Any amount of unrealized loss that has not been recorded through an allowance for credit loss is recognized in other comprehensive income (loss), net of tax.

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit losses when management believes an AFS investment security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At March 31, 2023, there was no allowance for credit losses related to the AFS investment securities portfolio.

Impairment may result from credit deterioration of the issuer or collateral underlying the investment security.  In performing an assessment of recoverability, all relevant information is considered, including the length of time and extent to which fair value has been less than the amortized cost basis, the cause of the price decline, credit performance of the issuer and underlying collateral, and recoveries or further declines in fair value subsequent to the balance sheet date.

Restricted Stock, Equity Securities and Other Investments:

Federal Reserve Bank (“FRB”) stock, at cost, Federal Home Loan Bank (“FHLB”) stock, at cost, Atlantic Central Bankers Bank (“ACBB”) stock, at cost, and Community Bankers Bank (“CBB”) stock, at cost, are equity interests in the FRB, FHLB, ACBB, and CBB, respectively. These securities do not have a readily determinable fair value for purposes of ASC 321 Investments-Equity Securities (“ASC 321”) because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any impairment.

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

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for unearned loan fees and costs, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when a the borrower is determined to be experiencing financial difficulty or when principal or interest on the loan is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Cash collections on loans classified as nonaccrual are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. As a general rule, a nonaccrual loan may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) when it otherwise becomes well secured and in the process of collection.

The allowance for credit losses is maintained at a level believed to be adequate by management to absorb expected losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, the concentration of credits within each segment, the effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices, the effects of changes in the experience, depth and ability of management, the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors, an assessment of individually evaluated loans and actual loss experience, the value of the underlying collateral, the condition of various market segments, both locally and nationally, and current and reasonable and supportable forecasts of economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions, along with external factors such as competition and the legal environment. The Company’s allowance for credit losses incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast period of twelve months.  After the forecast period, the Company’s model immediately reverts back to the historical loss rate adjusted for the quantitative factors described above for the remaining contractual life of the financial assets.  Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, which may be susceptible to significant change. Loan losses are charged off against the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.  Expected credit losses are estimated over the contractual term of the loans, and are adjusted for expected prepayments.

The Company’s allowance for credit losses measures the expected lifetime loss using pooled assumptions and loan-level details for loans that share common risk characteristics and evaluates an individual reserve in instances where the loans do not share the same risk characteristics.

Loans that share common risk characteristics are considered collectively assessed. Loss estimates within the collectively assessed population are based on a combination of pooled assumptions and loan-level characteristics. Quantitative loss estimation models have been developed based largely on internal and peer historical data at the loan and portfolio levels and the economic conditions during the same time period.

Expected losses for the Company’s collectively assessed loan segments are estimated using the average charge-off method, which calculates an estimate of losses based upon historical experience and is applied prospectively across the life of each loan. This method calculates future cash flows at the individual note level based upon note characteristics. Life calculations for each loan grouping incorporates future cash flows at the note level, in addition to prepayment assumptions.

Loans that do not share risk characteristics are evaluated on an individual basis. The individual reserve component relates to loans that have shown substantial credit deterioration as measured by risk rating and/or delinquency status. In addition, the Company has elected the practical expedient that would include loans for individual assessment consideration if the repayment of the loan is expected substantially through the operation or sale of collateral because the borrower is experiencing financial difficulty. Where the source of repayment is the sale of collateral, the specific reserve is based on the fair value of the underlying collateral, less selling costs, compared to the amortized cost basis of the loan. If the specific reserve is based on the operation of the collateral, the reserve is calculated based on the fair value of the collateral calculated as the present value of expected cash flows from the operation of the collateral, compared to the amortized cost basis. If the Company determines that the value of a collateral dependent loan is less than the recorded investment in the loan, the Company charges off the deficiency if it is determined that such amount is deemed uncollectible.

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. Independent appraisals or valuations are obtained on all individually assessed loans, as well as updated every twelve months for all individually assessed loans. External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The specific reserve on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Upon origination, each commercial loan is assigned a risk rating, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator.

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

Acquired Loans

Loans acquired in connection with acquisitions are recorded at their acquisition-date fair value with no carryover of related allowance for credit losses. Acquired loans are classified into two categories - purchased financial instruments with more than insignificant credit deterioration (“PCD”) loans, and loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance for credit losses established on the acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance for credit losses is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost basis”. There is no provision for credit losses recognized on PCD loans because the initial allowance for credit losses is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition-date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

PCD loans are accounted for in accordance with ASC 326-20, Financial Instruments- Credit Losses- Measured at Amortized Cost (“ASC 326-20”), if, at acquisition, the loan or pool of loans has experienced more-than-insignificant credit deterioration since origination. At acquisition, the Company considers several factors as indicators that an acquired loan or pool of loans has experienced more-than-insignificant credit deterioration. These factors include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as non-accrual by the acquired institution, and the materiality of the credit.

Under ASC 326-20, a group of loans with similar risk characteristics can be assessed to determine if the pool of loans is PCD. However, if a loan does not have similar risk characteristics as any other acquired loan, the loan is individually assessed to determine if it is PCD. In addition, the initial allowance for credit losses related to acquired loans can be estimated for a pool of loans if the loans have similar risk characteristics. Even if the loans were individually assessed to determine if they were PCD, they can be grouped together in the initial allowance for credit losses calculation if they share similar risk characteristics. If a PCD loan has an unfunded commitment at acquisition, the initial allowance for credit losses calculation reflects only the expected credit losses associated with the funded portion of the PCD loan. Expected credit losses associated with the unfunded commitment are included in the initial measurement of the commitment. For PCD loans, the non-credit discount or premium is allocated to individual loans as determined by the difference between the loan’s amortized cost basis and the unpaid principal balance. The non-credit premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan. For non-PCD loans, the interest and credit discount or premium is allocated to individual loans as determined by the difference between the loan’s amortized cost basis and the unpaid principal balance. The premium or discount is recognized into interest income on a level yield basis over the remaining expected life of the loan.

TDRs prior to the Adoption of ASU 2022-02

Prior to the adoption of  ASU 2022-02, a loan was accounted for and reported as a TDR when, for economic or legal reasons, the Company granted a concession to a borrower experiencing financial difficulty that it would not otherwise consider.  Management would work with borrowers identified as being in financial difficulty to modify to more affordable terms before their loan would reach nonaccrual status.  These modified terms may have included rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  A restructuring that resulted in only an insignificant delay in payment was not considered a concession.  A delay may have been considered insignificant if the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period was insignificant relative to the frequency of the payments, the debt’s original contractual maturity or original expected duration.

TDRs were designated as impaired loans because interest and principal payments would not be received in accordance with the original contract terms.  TDRs that were performing and on accrual status as of the date of the modification remained on accrual status.  TDRs that were nonperforming as of the date of modification generally remained as nonaccrual until the prospect of future payments in accordance with the modified loan agreement was reasonably assured, generally demonstrated when the borrower maintained compliance with the restructured terms for a predetermined period, normally at least six months.  TDRs that had temporary below-market concessions remained designated as a TDR and impaired regardless of the accrual or performance status until the loan was paid off.  However, if the TDR was modified in a subsequent restructure with market terms and the borrower was not currently experiencing financial difficulty, then the loan was no longer designated as a TDR.  See “Adoption of New Accounting Standards in 2023” as discussed previously for further discussion related to accounting for modifications of loans to borrowers experiencing financial difficulty subsequent to the adoption of ASU 2022-02 as of January 1, 2023.

Loans Held for Sale:

These loans consist of loans made through Partners’ majority owned subsidiary JMC.

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors.  Loans are made in connection with the purchase or refinancing of existing and new one-to-four family residences primarily in southeastern and northern Virginia.  Loans are initially funded primarily by JMC’s lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid.  Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first quarter of 2023 or 2022.  JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time.  JMC has never been required to repurchase a loan and no indemnification reserve has been recorded as of March 31, 2023 or December 31, 2022 for possible repurchases.  Management does not believe that a provision for early default or refinancing cost is necessary at March 31, 2023 or December 31, 2022.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding.  While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates.  However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rate.  The fair value of rate lock commitments and forward sales commitments was considered immaterial at March 31, 2023 and December 31, 2022 and an adjustment was not recorded.  Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in “Other expenses” on the Company’s Consolidated Statements of Income. At March 31, 2023 and December 31, 2022 there were no properties included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners, and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”).   ASC 350, Intangibles-Goodwill and Other (“ASC 350”) prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions of Partners and Liberty are being amortized over their remaining useful life. See Note 13 – Goodwill and Intangible Assets for further information.

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if we conclude that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment of goodwill was required for the three months ended March 31, 2023 or for the year ended December 31, 2022 based on management’s assessment.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,984,953 and 17,958,104 for the three months ended March 31, 2023 and 2022, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards. See Note 9 – Earnings Per Share for further information.

Note 2. Investment Securities

The Company’s AFS investment securities portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company. In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All AFS investment securities were current with no investment securities past due or on nonaccrual as of March 31, 2023 or December 31, 2022. As such, the Company has recorded no allowance for credit losses related to available-for-sale securities as of March 31, 2023.

The following tables summarize the amortized cost and fair value of investment securities AFS and the corresponding amounts of gross unrealized gains and losses at March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,153	$2	$1,472	$15,683
Obligations of States and political subdivisions	29,440	27	1,948	27,519
Mortgage-backed securities	99,050	—	11,847	87,203
Subordinated debt investments	2,470	—	73	2,397
	$148,113	$29	$15,340	$132,802

	December 31, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,115	$—	$1,649	$15,466
Obligations of States and political subdivisions	29,480	7	2,422	27,065
Mortgage-backed securities	101,626	—	12,886	88,740
Subordinated debt investments	2,468	—	82	2,386
	$150,689	$7	$17,039	$133,657

Gross unrealized losses and fair values, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position, at March 31, 2023 and December 31, 2022, are as follows:

	March 31, 2023
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$7,661	$123	$7,051	$1,349	$14,712	$1,472
Obligations of States and political subdivisions	7,294	174	15,856	1,774	23,150	1,948
Mortgage-backed securities	16,536	671	70,665	11,176	87,201	11,847
Subordinated debt investments	1,432	37	715	36	2,147	73
Total investment securities with unrealized losses	$32,923	$1,005	$94,287	$14,335	$127,210	$15,340

	December 31, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$12,447	$829	$3,019	$820	$15,466	$1,649
Obligations of States and political subdivisions	23,975	1,714	1,821	708	25,796	2,422
Mortgage-backed securities	34,133	2,343	54,605	10,543	88,738	12,886
Subordinated debt investments	2,136	82	—	—	2,136	82
Total investment securities with unrealized losses	$72,691	$4,968	$59,445	$12,071	$132,136	$17,039

At March 31, 2023, there were twelve mortgage-backed investment securities (“MBS”), eight agency investment securities, two subordinated debt investment securities and seventeen municipal investment securities that have been in a continuous unrealized loss position for less than twelve months. At March 31, 2023, there were fifty-nine MBS investment securities, nine agency investment securities, two subordinated debt investment securities, and thirty-four municipal investment securities that had been in a continuous unrealized loss position for more than twelve months.

The Company has evaluated AFS investment securities in an unrealized loss position for credit related impairment at March 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these investment securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the investment securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investment securities and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investment securities before recovery of their amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS securities as of March 31, 2023.

During the three months ended March 31, 2023 and 2022, the Company did not sell any investment securities.

During the three months ended March 31, 2023, no investment securities either matured or were called.  During the three months ended March 31, 2022, one investment security was called, resulting in no gain or loss during the period.

The Company has pledged certain investment securities as collateral for qualified customers’ deposit accounts at March 31, 2023 and December 31, 2022.  The amortized cost and fair value of these pledged investment securities was $10.3 million and $9.1 million, respectively, at March 31, 2023.  The amortized cost and fair value of these pledged investment securities was $10.4 million and $9.1 million, respectively, at December 31, 2022.

The Company realized a gain of $27 thousand and a loss of $89 thousand on equity securities during the three months ended March 31, 2023 and 2022, respectively, which are included in “Other expenses” in the Consolidated Statements of Income.

Contractual maturities of investment securities at March 31, 2023 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS investment securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of AFS investment securities:

	March 31, 2023
	Investment Securities AFS
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	15,480	15,125
Due after five years through ten years	42,894	40,394
Due after ten years or more	89,739	77,283
	$148,113	$132,802

Note 3. Loans and Allowance for Credit Losses

Major categories of loans as of March 31, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Originated Loans
Real Estate Mortgage
Construction and land development	$124,064	$117,256
Residential real estate	209,825	204,211
Nonresidential	645,216	633,910
Home equity loans	22,091	22,866
Commercial	117,494	115,221
Consumer and other loans	2,435	2,554
	1,121,125	1,096,018
Acquired Loans
Real Estate Mortgage
Construction and land development	$41	$40
Residential real estate	24,619	25,693
Nonresidential	84,418	88,710
Home equity loans	7,689	8,579
Commercial	12,327	13,332
Consumer and other loans	461	494
	129,555	136,848
Total Loans
Real Estate Mortgage
Construction and land development	$124,105	$117,296
Residential real estate	234,444	229,904
Nonresidential	729,634	722,620
Home equity loans	29,780	31,445
Commercial	129,821	128,553
Consumer and other loans	2,896	3,048
	1,250,680	1,232,866
Less: Allowance for credit losses	(16,096)	(14,315)
	$1,234,584	$1,218,551

Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13. The allowance for credit losses under ASU 2016-13 is calculated utilizing the average historical loss methodology.  The Company uses historical loss rates for the CECL Standard calculation based on Company specific historical losses and peer loss history, where applicable.  The Company utilizes multiple assumptions to calculate the expected credit losses, which may include loan groupings, prepayment speeds, unfunded commitment funding assumptions, and forward-looking factors for the forecast period.  For its reasonable and supportable forecasting of current expected credit losses, the Company analyzes a simple regression using forecasted economic metrics and historical peer loss data. The Company uses the average of four quarters of projected charge-offs and recoveries based on the Federal Open Markets Committee (“FOMC”) forecast to account for the forward-looking adjustment.  To further adjust the allowance for credit losses for expected losses not already included within the quantitative component of the calculation, the Company considers the following qualitative adjustment factors: concentration of credit, ability of staff, loan review, trends in loan quality, policy changes, collateral, and changes in nature and/or volume of loans. The Company made an accounting election to exclude accrued interest from the measurement of the allowance for credit losses because the Company has a robust policy in place to reverse or write-off accrued interest when loans are placed on nonaccrual, as described in Note 1 – Nature of Business and Its Significant Accounting Policies.

All loan information presented as of March 31, 2023 is in accordance with ASU 2016-13.  All loan information presented as of December 31, 2022, or prior to the three month period ended March 31, 2023, is presented in accordance with previously applicable U.S. GAAP.  Prior to adopting ASU 2016-13, the Company reviewed and analyzed each of the segments above using historical charge-off experience for their respective segments as well as the following qualitative factors: changes in the levels and trends in delinquencies, nonaccruals, classified assets and TDRs; changes in the value of underlying collateral; changes in the nature and volume of the portfolio; effects of any changes in lending policies, procedures, including underwriting standards and collections, charge off and recovery practices; changes in the experience, depth and ability of management; changes in the national and local economic conditions and developments, including the condition of various market segments; changes in the concentration of credits within each pool; changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors; changes in external factors such as competition and the legal environment.  These factors resulted in a FASB ASC 450-10-20 calculated reserve for environmental factors.

Credit quality indicators are utilized to help estimate the collectibility of each loan within the segments.  The primary credit quality indicator used for evaluating credit quality is the risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful.  While other credit quality indicators may be evaluated as part of the Company’s credit risk management activities, including delinquency trends and loan or borrower specific market conditions, among other things, these indicators are primarily used in estimating the allowance for credit losses.  The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determined that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), a specific reserve is recognized within the allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The establishment of a specific reserve does not necessarily mean that the credit with the specific reserve will definitely incur loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts.

The following table includes impairment information relating to loans and the allowance for credit losses as of December 31, 2022, prior to the adoption of ASU 2016-13:

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three months ended March 31, 2023 and for the year ended December 31, 2022.  Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	March 31, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Three Months Ended
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(50)	(15)	—	(75)
Recoveries	—	17	—	1	72	7	—	97
Provision/(recovery)	(625)	221	564	(62)	70	6	246	420
Ending Balance	$2,364	$2,556	$7,622	$641	$2,357	$47	$509	$16,096

	December 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	(13)	—	(1,555)	(27)	(182)	(72)	—	(1,849)
Recoveries	1	59	23	9	20	48	—	160
Provision/(recovery)	(51)	107	930	55	195	64	48	1,348
Ending Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315

Nonaccruals

In general, a loan will be placed on nonaccrual status at the end of the reporting month in which the interest or principal is past due more than 90 days or it is determined that the borrower is experiencing financial difficulty that is not considered temporary. Exceptions to the policy are those loans that are in the process of collection and are well-secured. A well-secured loan is secured by collateral with sufficient market value to repay principal and all accrued interest.

The following tables show nonaccrual loans as of March 31, 2023 and December 31, 2022:

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At March 31, 2023	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$247	$—	$247	$—
Residential real estate	1,234	—	1,234	—
Nonresidential	292	—	292	—
Home equity loans	54	—	54	—
Commercial	—	310	310	280
Consumer and other loans	—	—	—	—
TOTAL	$1,827	$310	$2,137	$280

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At December 31, 2022	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$248	$11	$259	$8
Residential real estate	1,263	—	1,263	—
Nonresidential	305	—	305	—
Home equity loans	—	—	—	—
Commercial	—	327	327	282
Consumer and other loans	—	—	—	—
TOTAL	$1,816	$338	$2,154	$290

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2016-13  effective January 1, 2023, including the adoption of ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.  As of March 31, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three months ended March 31, 2023, and as such, did not have any loans made to borrowers experiencing financial difficulty that subsequently defaulted. In addition, during the three months ended March 31, 2022, there were no loans made to borrowers experiencing financial difficulty that subsequently defaulted during the period ended March 31, 2022 which had been modified during the twelve months prior to default.  Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

There was one loan secured by a 1-4 family residential property in the process of foreclosure at March 31, 2023. There were no loans secured by 1-4 family residential properties that were in the process of foreclosure at December 31, 2022.

TDR Disclosures Prior to the Adoption of ASU 2022-02

There were no loans modified under the terms of a TDR during the three months ended March 31, 2022. Loans modified as TDRs that were fully paid down, charged off, or foreclosed upon by period end are not reported.

During the three months ended March 31, 2022, there were no loans modified as a TDR that subsequently defaulted during the period ended March 31, 2022 which had been modified as a TDR during the twelve months prior to default.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at March 31, 2023 and December 31, 2022. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

Loss — Loans in this category are of little value and are not warranted as a bankable asset.

A summary of loans by risk rating segmented by year of origination as of March 31, 2023 is as follows:

	Term Loans by Origination Year						Revolving
At March 31, 2023	Prior	2019	2020	2021	2022	2023	Loans	Total
	Dollars in thousands
Construction & Land Development
Pass	$5,292	$1,348	$6,924	$32,690	$55,804	$8,664	$13,136	$123,858
Marginal	—	—	—	—	—	—	—	—
Substandard	74	—	—	—	—	—	173	247
	5,366	1,348	6,924	32,690	55,804	8,664	13,309	124,105
Residential Real Estate
Pass	63,604	16,957	27,300	51,028	52,863	6,841	14,195	232,788
Marginal	—	—	—	—	—	—	—	—
Substandard	1,656	—	—	—	—	—	—	1,656
	65,260	16,957	27,300	51,028	52,863	6,841	14,195	234,444
Nonresidential
Pass	213,546	67,490	90,403	165,549	166,598	15,370	9,356	728,312
Marginal	144	—	668	—	—	—	—	812
Substandard	510	—	—	—	—	—	—	510
	214,200	67,490	91,071	165,549	166,598	15,370	9,356	729,634
Home Equity
Pass	113	—	46	—	27	—	29,495	29,681
Marginal	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	99	99
	113	—	46	—	27	—	29,594	29,780
Commercial
Pass	8,484	3,840	14,514	26,627	19,492	5,439	50,222	128,618
Marginal	—	165	—	—	—	—	727	892
Substandard	311	—	—	—	—	—	—	311
	8,795	4,005	14,514	26,627	19,492	5,439	50,949	129,821
Consumer & Other
Pass	684	43	198	723	480	229	214	2,571
Marginal	—	—	—	—	—	—	325	325
Substandard	—	—	—	—	—	—	—	—
	684	43	198	723	480	229	539	2,896
TOTAL	$294,418	$89,843	$140,053	$276,617	$295,264	$36,543	$117,942	$1,250,680

Gross Charge-offs	$—	$—	$10	$—	$50	$15	$—	$75

A summary of loans by risk rating as of December 31, 2022 is as follows:

	Real Estate Mortgage
	Construction &
	Land	Residential				Consumer &
At December 31, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	Other	Total

	Dollars in Thousands
Pass	$117,037	$228,217	$721,225	$31,347	$127,241	$2,700	$1,227,767
Marginal	—	—	872	—	985	348	2,205
Substandard	259	1,687	523	98	327	—	2,894
TOTAL	$117,296	$229,904	$722,620	$31,445	$128,553	$3,048	$1,232,866

The following tables include an aging analysis of the recorded investment of past due loans as of March 31, 2023 and December 31, 2022:

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At March 31, 2023	Past Due *	Past Due **	Past Due***	Past Due	Balance****	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$247	$247	$123,858	$124,105	$—
Residential real estate	679	740	77	1,496	232,948	234,444	28
Nonresidential	647	218	292	1,157	728,477	729,634	—
Home equity loans	75	54	—	129	29,651	29,780	—
Commercial	3	—	—	3	129,818	129,821	—
Consumer and other loans	2	—	—	2	2,894	2,896	—
TOTAL	$1,406	$1,012	$616	$3,034	$1,247,646	$1,250,680	$28

* Includes $180 thousand of nonaccrual loans.

** Includes $54 thousand of nonaccrual loans.

*** Includes $588 thousand of nonaccrual loans.

**** Includes $1.3 million of nonaccrual loans.

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At December 31, 2022	Past Due*	Past Due	Past Due**	Past Due	Balance***	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$259	$259	$117,037	$117,296	$—
Residential real estate	949	225	51	1,225	228,679	229,904	—
Nonresidential	474	—	305	779	721,841	722,620	—
Home equity loans	54	—	45	99	31,346	31,445	45
Commercial	—	—	—	—	128,553	128,553	—
Consumer and other loans	—	2	—	2	3,046	3,048	—
TOTAL	$1,477	$227	$660	$2,364	$1,230,502	$1,232,866	$45

*      Includes $916 thousand of nonaccrual loans.

**    Includes $615 thousand of nonaccrual loans.

***  Includes $623 thousand of nonaccrual loans.

Collateral Dependent Loans

Management may determine that an individual loan exhibits unique risk characteristics which differentiates it from the other loans within our loan segments.  In such cases, the loans are evaluated for expected credit losses on an individual basis and excluded from the collective evaluation.  Specific allocations of the allowance for credit losses are determined by analyzing the borrower’s ability to repay amounts owed, collateral deficiencies, the relative risk grade of the loans and economic conditions affecting the borrower’s industry, among other things.

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of collateral.  The following table presents the amortized cost basis of collateral dependent loans by loan segment, which are individually evaluated to determine expected credit losses, and the related allowance for credit losses allocated to those loans.

	Real Estate	Non-Real Estate		Allowance for
At March 31, 2023	Secured Loans	Secured Loans	Total Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$247	$—	$247	$—
Residential real estate	1,312	—	1,312	—
Nonresidential	510	—	510	—
Home equity loans	54	—	54	—
Commercial	3	308	311	280
Consumer and other loans	—	—	—	—
TOTAL	$2,126	$308	$2,434	$280

When the ultimate collectability of the total principal of an individually evaluated loan is in doubt and the loan is on nonaccrual status, all payments are applied to principal, under the cost recovery method. When the ultimate collectability of the total principal of an individually evaluated loan is not in doubt and the loan is on nonaccrual status, contractual interest is credited to interest income when received, under the cash basis method.

Impaired Loans (prior to the Adoption of ASU 2016-13)

Prior to the adoption of ASU 2016-13, impaired loans were defined as nonaccrual loans, TDRs, PCI loans, and loans risk rated substandard or above. When management identified a loan as impaired, the impairment was measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan was the operation or liquidation of the collateral. In these cases, management used the current fair value of the collateral, less selling cost when foreclosure was probable, instead of discounted cash flows. If management determined that the value of the impaired loan was less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment was recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The following table includes the recorded investment and unpaid principal balances for impaired loans, excluding PCI loans, with the associated allowance for credit losses amount, if applicable, as of December 31, 2022, as determined in accordance with ASC 310-30 prior to the adoption of ASU 2016-13.  Also presented is the average recorded investment in the impaired loans and the related amount of interest income recognized during the time within the period that the impaired loans were impaired.

Total impaired loans of $4.8 million at December 31, 2022 do not include PCI loan balances of $1.1 million, which are net of a remaining purchase discount of $414 thousand. At December 31, 2022, there were no specific reserves related to PCI loans included in the allowance for credit losses.

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

All acquired loans were initially recorded at fair value at the acquisition date. Prior to the adoption of ASU 2016-13, the outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	December 31, 2022
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,470
Carrying amount	1,056
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$137,106
Carrying amount	135,792
Total acquired loans
Outstanding balance	$138,576
Carrying amount	136,848

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20 for the three months ended March 31, 2022:

Dollars in Thousands	March 31, 2022
Balance at beginning of period	$1,896
Accretion	(295)
Other changes, net	1
Balance at end of period	$1,602

During the three months ended March 31, 2022, the Company recorded $8 thousand in accretion on acquired loans accounted for under ASC 310-30.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of March 31, 2023 and December 31, 2022.

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

Off-Balance-Sheet Arrangements and Commitments

In the normal course of business, the Company enters into various transactions, which, in accordance with U.S. GAAP are not included in our consolidated balance sheets. The Company enters into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. We minimize our exposure to loss under these commitments by subjecting them to credit approval and monitoring procedures.

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses in the Company’s Consolidated Statements of Income.  The allowance for credit losses on off-balance-sheet credit exposures is a liability account, calculated in accordance with ASU 2016-13, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance for credit losses is recognized if the Company has the unconditional right to cancel the obligation. Off-balance-sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance-sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance for credit losses represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described above for loans as if such commitments were funded.

At March 31, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $658 thousand and $265 thousand, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance-sheet commitments.

	Three Months Ended
	March 31,
Dollars in Thousands	2023	2022
Beginning balance, prior to adoption of ASC 326	$265	$265
Impact of adopting ASC 326	513	-
Provision for (recovery of) credit losses	(120)	-
Ending balance	$658	$265

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for $393.0 million convertible advance credit facilities from the FHLB. As of March 31, 2023, the Company had remaining credit availability of $344.2 million under these facilities.

The following tables detail the advances the Company had outstanding with the FHLB at March 31, 2023 and December 31, 2022:

	March 31, 2023
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily rate credit	4,000	5.07%	December 2023	Variable, paid daily
Fixed rate credit	25,000	4.84%	April 2023	Fixed, paid monthly
Total advances	$48,800

	December 31, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily rate credit	42,000	4.57%	December 2023	Variable, paid daily
Total advances	$61,800

The Company had short-term borrowings outstanding with the FHLB of $29.0 million at March 31, 2023. Average short-term borrowings outstanding under the FHLB approximated $34.1 million during the three months ended March 31, 2023.  The Company had short-term borrowings outstanding with the FHLB of $42.0 million at December 31, 2022. Average short-term borrowings outstanding under the FHLB approximated $263 thousand during the year ended December 31, 2022.  Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The lendable collateral value outstanding on these pledged loans totaled approximately $285.6 million and $296.7 million at March 31, 2023 and December 31, 2022, respectively.

In addition to the FHLB credit facilities, in January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million, net of issuance costs, to fund the acquisition of Liberty. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028.  In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $18.1 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures.  The subordinated notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three-month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia.  Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012.  Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date.  Partners has a remaining obligation under the note payable of $623 thousand as of March 31, 2023 which was carried on the balance sheet net of a discount of $16 thousand.  The loan was refinanced on April 30, 2015 with a twenty-five year amortization.  The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10-year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation.  In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million.  The interest rate is the weekly average of the one-month LIBOR plus 2.250%, rounded to the nearest 0.125% (7.500% at March 31, 2023). The rate is subject to change the first of every month.  Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand.  The warehouse line of credit is set to renew or mature on March 1, 2024.  There was no balance outstanding at March 31, 2023 or December 31, 2022.  Interest expense on the warehouse lines of credit was $15 thousand and $14 thousand during the three months ended March 31, 2023 and 2022, respectively.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $153.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At March 31, 2023 and December 31, 2022, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $3 thousand.

The Company has pledged investment securities AFS with a combined amortized cost and fair value of $3.4 million and $2.8 million, respectively, with the FRB to secure Discount Window borrowings at March 31, 2023.  The combined amortized cost and fair value of these pledged investment securities AFS were $3.4 million and $2.8 million, respectively, at December 31, 2022.  At March 31, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities.

Maturities of debt at March 31, 2023 are as follows (dollars in thousands):

2023	$28,983
2024	19,779
2025	—
2026	—
2027	—
Thereafter	22,872
$71,634

Note 5. Lease Commitments

The Company accounts for leases in accordance with ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). The Company leases seventeen locations for administrative and loan production offices and branch locations. Fifteen leases were classified as operating leases and two leases were classified as finance leases. Leases with an initial term of 12 months or less as well as leases with a discounted present value of future cash flows below $25 thousand are not recorded on the balance sheet and the related lease expense is recognized over the lease term. The Company elected to use the practical expedient to not recognize short-term leases on the consolidated balance sheet and instead account for them as executory contracts.

Certain leases include options to renew, with renewal terms that can extend the lease term, typically for five years. Lease assets and liabilities include related options that are reasonably certain of being exercised. The Company has determined that it will place a limit on exercises of available lease renewal options that would extend the lease term up to a maximum of fifteen years, including the initial term. The depreciable life of leased assets is limited by the expected lease term.

The following tables present information about the Company’s leases for the periods ended:

Dollars in Thousands	March 31, 2023	December 31, 2022
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$5,037	$5,065
Lease liability	5,439	5,465
Finance Lease Amounts
Right-of-use asset	$1,516	$1,550
Lease liability	1,975	2,006

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.74	7.59
Weighted average lease term - Finance Leases (Yrs.)	10.84	11.05
Weighted average discount rate - Operating Leases (1)	2.40%	2.31%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended
Operating lease cost classified as premises and equipment	$260	$286
Finance lease cost classified as interest on borrowings	14	15

Operating outgoing cash flows from operating leases	$247	$241
Operating outgoing cash flows from finance leases	$45	$45
(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at March 31, 2023, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$876
One to three years	1,421
Three to five years	1,095
Over 5 years	2,716
Total undiscounted cash flows	6,108
Less: Discount	(669)
Lease Liabilities	$5,439

Finance Leases:
One year or less	$191
One to three years	400
Three to five years	407
Over 5 years	1,314
Total undiscounted cash flows	2,312
Less: Discount	(337)
Lease Liabilities	$1,975

Note 6. Stock Option Plans

Liberty Stock Option Plans

In 2004, Liberty adopted the 2004 Incentive Stock Option Plan and the 2004 Non-Qualified Stock Option Plan, which were stock-based incentive compensation plans (the “Liberty Plans”). In February 2014, the Liberty Plans expired pursuant to their terms. Options under these plans had a 10-year life and vested over 5 years. Remaining options under these plans became fully vested with the signing of the Agreement of Merger with the Company in February 2018. In accordance with the terms of the Agreement of Merger between the Company and Liberty, the Liberty Plans were assumed by the Company, and the options were converted into and became an option to purchase an adjusted number of shares of the common stock of the Company at an adjusted exercise price per share. The number of shares was determined by multiplying the number of shares of Liberty common stock for which the option was exercisable by the number of shares of the Company’s common stock into which shares of Liberty common stock were convertible in the Agreement of Merger, which was 0.2857 (the “Liberty Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Liberty common stock by the Liberty Conversion Ratio, rounded up to the nearest cent. At the effective time of the merger between the Company and Liberty in 2018 (the “Liberty Merger”) there were 48,225 options outstanding at an exercise price of $1.18. These shares were converted to 13,771 options outstanding at an exercise price of $4.14.

A summary of stock option transactions with respect to such options for the three months ended March 31, 2023 is as follows:

March 31, 2023
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	4,733	$4.14	0.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	(4,733)	4.14	—
Outstanding at end of period	—	$—	—	$—

Options exercisable at March 31, 2023	—	$—

Partners Stock Option Plan

In 2015, Partners adopted the 2015 Stock Option Plan (the “2015 Partners Plan”), which allowed both incentive stock options and nonqualified stock options to be granted.  The exercise price of each stock option equaled the market price of Partners' common stock on the date of grant and a stock option’s maximum term was 10 years.  Stock options granted in the years ended December 31, 2018 and 2017 vested over 3 years.  Partners’ previous stock compensation plan (the “2008 Partners Plan”) provided for the grant of share-based awards in the form of incentive stock options and nonqualified stock options to Partners’ directors, officers and employees.  In April 2015, the 2008 Partners Plan was terminated and replaced with the 2015 Partners Plan.  Stock options outstanding prior to April 2015 were granted under the 2008 Partners Plan and became subject to the provisions of the 2015 Partners Plan.  The 2008 Partners Plan also provided for stock options to be granted to seed investors as a reward for the contribution to organizational funds which were at risk if Partners’ organization had not been successful.  Under the 2008 Partners Plan, Partners granted stock options to seed investors in 2008, which were fully vested upon the date of the grant.

As a result of the acquisition of Partners in 2019 through an exchange of shares in an all stock transaction (the “Partners Share Exchange”), each stock option (the "Partners Options"), whether vested or unvested, issued and outstanding immediately prior to the effective time under the 2008 Partners Plan or the 2015 Partners Plan and together with the 2008 Partners Plan, (the "Partners Stock Plans"), immediately 100% vested, to the extent not already vested, and converted into and became stock options to purchase Company common stock.  In addition, the Company assumed each Partners Stock Plan, and assumed each Partners Option in accordance with the terms and conditions of the Partners Stock Plans pursuant to which it was issued.  As such, Partners Options to acquire 149,200 shares of Partners’ common stock at a weighted average exercise price of $10.52 per share were converted into stock options to acquire 256,294 shares of the Company’s common stock at a weighted average exercise price of $6.13 per share.  The number of shares was determined by multiplying the number of shares of Partners’ common stock for which the option was exercisable by the number of shares of the Company common stock into which shares of Partners common stock were convertible in the Partners Share Exchange, which was 1.7179 (the “Partners Conversion Ratio”), rounded to the next lower whole share. The exercise price was determined by dividing the exercise price per share of Partners common stock by the Partners Conversion Ratio, rounded up to the nearest cent.

A summary of stock option transactions with respect to such options for the three months ended March 31, 2023 is as follows:

	March 31, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	88,467	$6.59	2.85
Granted	—	—	—
Exercised	(11,853)	5.83	—
Forfeited	(1,546)	5.83	—
Outstanding at end of period	75,068	$6.73	3.10	$82,798

Options exercisable at March 31, 2023	75,068	$6.73

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on March 31, 2023.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the three months ended March 31, 2023 and 2022.

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

As of March 31, 2023, there were no remaining non-vested restricted stock awards under the Company Plan.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that restricted stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date. The fair value of restricted stock granted was equal to the underlying fair value of the stock.  The Company did not recognize any restricted stock-based compensation expense during the three months ended March 31, 2023 or 2022.  The Company did not have any unrecognized restricted stock-based compensation expense related to restricted stock awards under the Company Plan as of March 31, 2023 or 2022.

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

On April 28, 2021, the Company’s Board of Directors granted 58,824 shares of restricted stock to two senior officers of Partners in accordance with Nasdaq Listing Rule 5635(c)(4) as inducements material to each of them accepting employment with Partners.  All of these shares were subject to time vesting in three equal annual installments beginning on April 28, 2022.  On December 10, 2021, in accordance with the terms and conditions set forth in the definitive agreement and plan of merger (the “OCFC Merger Agreement”) with OceanFirst Financial Corp. (“OCFC”), the Company’s Board of Directors approved to immediately vest these outstanding and unvested awards.  Although the Company and OCFC mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby on November 9, 2022, the accelerated vesting of these awards was not contingent upon the merger closing.  Each grantee irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

On October 12, 2021, the Company’s Board of Directors granted 68,000 shares of restricted stock to employees of Partners under the 2021 Incentive Stock Plan. All of these shares were subject to time vesting in three equal annual installments beginning on June 1, 2022.  On December 10, 2021, in accordance with the terms and conditions set forth in the OCFC Merger Agreement, the Company’s Board of Directors approved to immediately vest 40,000 of these outstanding and unvested awards.  Although the Company and OCFC mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby on November 9, 2022, the accelerated vesting of these awards was not contingent upon the merger closing.  Each grantee of awards that were subject to the accelerated vesting provisions irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

On October 27, 2021, the Company’s Board of Directors granted 27,000 shares of restricted stock to a director of the Company and Partners under the 2021 Incentive Stock Plan.  All of these shares were subject to time vesting in three equal annual installments beginning on June 1, 2022. On December 10, 2021, in accordance with the terms and conditions set forth in the OCFC Merger Agreement, the Company’s Board of Directors approved to immediately vest these outstanding and unvested awards.  Although the Company and OCFC mutually agreed to terminate the OCFC Merger Agreement and transactions contemplated thereby on November 9, 2022, the accelerated vesting of these awards was not contingent upon the merger closing.  The grantee irrevocably and unconditionally covenanted and agreed to not transfer, convey or sell any share of Company common stock, along with certain other terms, in respect of such accelerated vesting of the restricted stock awards.

As of March 31, 2023, there were 18,669 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of March 31, 2023 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2022	18,669	$8.99
Awarded in 2023	—	—
Vested in 2023	—	—
Nonvested Awards March 31, 2023	18,669	$8.99

As a result of applying the provisions of ASC 718-10, during the three months ended March 31, 2023, the Company recognized restricted stock-based compensation expense of $24 thousand, or $17 thousand net of tax, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 27, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $110 thousand at March 31, 2023. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 1.2 years.

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

The following tables present basic and diluted EPS for the three months ended March 31, 2023 and 2022:

	Net Income Applicable
	to Basic Earnings	Weighted Average
(Dollars and amounts in thousands, except per share data)	Per Common Share	Shares Outstanding
For the three months ended March 31, 2023
Basic EPS	$3,330	17,985	$0.185
Effect of dilutive stock awards	—	22	—
Diluted EPS	$3,330	18,007	$0.185

For the three months ended March 31, 2022
Basic EPS	$2,109	17,958	$0.117
Effect of dilutive stock awards	—	39	—
Diluted EPS	$2,109	17,997	$0.117

Note 10. Regulatory Capital Requirements

The Company’s Subsidiaries are subject to various regulatory capital requirements administered by Federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s Subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s Subsidiaries’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s Subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.  Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the Federal Reserve, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements.

On September 17, 2019, the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (CBLR) framework), as required by the Economic Growth, Regulatory Relief and Consumer Protection Act. The CBLR framework is designed to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of March 31, 2023 that the Company’s Subsidiaries met all capital adequacy requirements to which they are subject.

As of March 31, 2023, the most recent notification from the FDIC categorized the Company’s Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s Subsidiaries’ categories.

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

The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for the Company’s Subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2023 and December 31, 2022 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s Subsidiaries’ capital amounts and ratios as of March 31, 2023 and December 31, 2022 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$101,654	13.7%	$77,958	10.5%	$74,246	10.0%
Virginia Partners Bank	64,739	11.3%	60,292	10.5%	57,421	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	92,362	12.4%	63,109	8.5%	59,397	8.0%
Virginia Partners Bank	59,455	10.4%	48,808	8.5%	45,937	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	92,362	12.4%	51,972	7.0%	48,260	6.5%
Virginia Partners Bank	59,455	10.4%	40,195	7.0%	37,324	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	92,362	10.1%	36,642	4.0%	48,803	5.0%
Virginia Partners Bank	59,455	9.5%	25,142	4.0%	31,428	5.0%

As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

As permitted by the federal banking regulatory agencies, the Company has elected the option to phase in the impact on regulatory capital of the adoption of ASU 2016-13, which was effective for the Company on January 1, 2023. The initial impact of adoption of ASU 2016-13 will be phased in  the regulatory capital calculations evenly over a three year period, with 25% recognized in year one, 50% recognized in year two, and 75% recognized in year three.

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years.  At March 31, 2023 and December 31, 2022, approximately $19.8 million and $21.1 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval.  Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years.  At March 31, 2023 and December 31, 2022, approximately $23.9 million and $25.0 million, respectively, was available for payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at March 31, 2023
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$15,146	$15,146	$—	$—	$15,146
Interest bearing deposits	53,173	53,173	—	—	53,173
Federal funds sold	23,825	23,825	—	—	23,825
Securities:
Available for sale	132,802	—	132,802	—	132,802
Loans held for sale	841	—	841	—	841
Loans, net of allowance for credit losses	1,234,584	—	—	1,184,461	1,184,461
Accrued interest receivable	4,496	—	4,496	—	4,496
Restricted stock	5,991	—	5,991	—	5,991
Other investments	5,348	—	5,348	—	5,348
Bank owned life insurance	18,822	—	18,822	—	18,822
Financial liabilities:
Deposits	$1,312,541	$—	$1,010,939	$296,318	$1,307,257
Accrued interest payable on deposits	706	—	706	—	706
FHLB advances	48,800	—	48,142	—	48,142
Subordinated notes payable	22,226	—	26,264	—	26,264
Other borrowings	608	—	—	608	608

Dollars are in thousands		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$14,678	$14,678	$—	$—	$14,678
Interest bearing deposits	103,922	103,922	—	—	103,922
Federal funds sold	22,990	22,990	—	—	22,990
Securities:
Available for sale	133,657	—	133,657	—	133,657
Loans held for sale	1,314	—	1,314	—	1,314
Loans, net of allowance for credit losses	1,218,551	—	—	1,165,190	1,165,190
Accrued interest receivable	4,566	—	4,566	—	4,566
Restricted stock	6,512	—	6,512	—	6,512
Other investments	4,888	—	4,888	—	4,888
Bank owned life insurance	18,706	—	18,706	—	18,706
Financial liabilities:
Deposits	$1,339,605	$—	$1,082,084	$249,183	$1,331,267
Accrued interest payable on deposits	267	—	267	—	267
FHLB advances	61,800	—	60,990	—	60,990
Subordinated notes payable	22,215	—	26,364	—	26,364
Other borrowings	613	—	—	613	613

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

Note 12. Fair Value Measurements

The Company follows ASC 820-10 Fair Value Measurements and Disclosures (“ASC 820-10”), which provides a framework for measuring and disclosing fair value under U.S. GAAP. ASC 820-10 requires disclosures about the fair value of assets and liabilities recognized in the balance sheet in periods subsequent to initial recognition, whether the measurements are made on a recurring basis (for example, AFS investment securities) or on a nonrecurring basis (for example, collateral dependent loans).

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a recurring basis in the financial statements:

Investment Securities AFS:

Investment securities AFS are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted market prices, when available (Level 1).  If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data.  Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data (Level 2).  In certain cases where there is limited activity or less transparency around inputs to the valuation, securities are classified within Level 3 of the valuation hierarchy.  Currently, all of the Company’s investment securities AFS are considered to be Level 2 securities.

The following table presents the balances of financial assets measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
March 31, 2023
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,683	$—	$15,683
Obligations of States and political subdivisions	—	27,519	—	27,519
Mortgage-backed securities	—	87,203	—	87,203
Subordinated debt investments	—	2,397	—	2,397
Total securities AFS	$—	$132,802	$—	$132,802
December 31, 2022
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,466	$—	$15,466
Obligations of States and political subdivisions	—	27,065	—	27,065
Mortgage-backed securities	—	88,740	—	88,740
Subordinated debt investments	—	2,386	—	2,386
Total securities AFS	$—	$133,657	$—	$133,657

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at March 31, 2023; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at March 31, 2023.

Loans Individually Evaluated for Credit Losses (Impaired Loans with Specific Reserves prior to adoption of ASU 2016-13):

Loans are individually evaluated for credit losses when, in the judgment of management the loan does not share similar risk characteristics with loans collectively evaluated for credit losses and based on current information and events, it is probable that all amounts due according to the contractual terms of the loan agreement will not be collected when due. The measurement of loss associated with collateral dependent loans can be based on either the observable market price of the loan or the fair value of the collateral. Fair value is measured based on the value of the collateral securing the loans. Collateral may be in the form of real estate or business assets including equipment, inventory, and accounts receivable. The vast majority of the collateral is real estate. The value of real estate collateral is determined utilizing a market valuation approach based on an appraisal conducted by an independent, licensed appraiser outside of the Company using observable market data (Level 2).  However, if the collateral is a house or building in the process of construction or if an appraisal of the real estate property is over two years old, then the fair value is considered Level 3. The value of business equipment is based upon an outside appraisal if deemed significant, or the net book value on the applicable business’s financial statements if not considered significant. Likewise, values for inventory and accounts receivables collateral are based on financial statement balances or aging reports (Level 3). Collateral dependent loans allocated to the allowance for credit losses are measured at fair value on a nonrecurring basis. Any fair value adjustments are recorded in the period incurred as a provision for credit losses in the Consolidated Statements of Income.

OREO:

OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company.  If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for credit losses.  Subsequent fair value adjustments are recorded in the period incurred and included in “Other noninterest expenses” in the Consolidated Statements of Income.

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.  There were no financial assets measured value on a nonrecurring basis as of March 31, 2023.   The Company had no other real estate owned at March 31, 2023 or December 31, 2022.

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

Note 13. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 350. The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of March 31, 2023 or December 31, 2022.

Goodwill:  The Company acquired goodwill in the acquisitions of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the three months ended March 31, 2023 and the year ended December 31, 2022.

Core Deposit Intangible:   The Company acquired core deposit intangibles in the acquisitions of Liberty and Partners. For the core deposit intangible related to Liberty, the Company utilizes the double declining balance method of amortization, in which the straight-line amortization rate is doubled and applied to the remaining unamortized portion of the intangible asset. The amortization method changes to the straight-line method of amortization when the straight-line amortization amount exceeds the amount that would be calculated under the double declining balance method. This core deposit intangible will be amortized over seven years. For the core deposit intangible related to Partners, the Company utilizes the sum of months method and an estimated average life of 120 months.

The following table provides changes in the core deposit intangible for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
Dollars in Thousands	2023	2022
Balance at the beginning of the period	$1,540	$2,060
Amortization	(121)	(520)
Balance at the end of the period	$1,419	$1,540

The following table provides the remaining amortization expense for the core deposit intangible over the years indicated below:

March 31,
Dollars in Thousands	2023
2023	$346
2024	415
2025	246
2026	182
2027	129
Thereafter	101
$1,419

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

The following table provides changes in the net deposit premium and discount for the three months ended March 31, 2023 and the year ended December 31, 2022:

	March 31,	December 31,
Dollars in Thousands	2023	2022
Balance at the beginning of the period	$(3)	$(9)
Accretion, net	1	6
Balance at the end of the period	$(2)	$(3)

The following table provides the remaining accretion for the net deposit discount over the years indicated below:

March 31,
Dollars in Thousands	2023
2023	$1
2024	1
$2

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the consolidated statements of income for the periods indicated below:

	March 31,	March 31,
	2023	2022
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$112	$330
Time deposits (2)	(1)	(2)
Core deposit intangible (3)	(121)	(134)
Note Payable (4)	(1)	(1)
Net impact to income before taxes	$(11)	$193

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.
(3)	Core deposit intangible premium amortization is included in the "Other Expenses" section of "Non-interest Expense" in the Consolidated Statements of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

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

Gain or loss on sale or disposal of other assets

Gain or loss on sale of other assets is recorded when control of the property transfers to the buyer.  Gain or loss on disposal of fixed assets is recorded when the asset is determined to no longer be in service.

Gain or loss on sale of other real estate owned

Gain or loss on sale of other real estate owned is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

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

Note 16. Transaction with OceanFirst Financial Corporation

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

Note 17. Recent Accounting Pronouncements

In June 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-13, “Financial Instruments – Credit Losses” (“Topic 326”): Measurement of Credit Losses on Financial Instruments.”  The ASU, as amended, requires an entity to measure expected credit losses for financial assets carried at amortized cost basis on historical experience, current conditions, and reasonable and supportable forecasts. Among other things, the ASU also amended the impairment model for AFS investment securities and addressed purchased financial assets with deterioration.   The Company adopted ASU 2016-13 as of January 1, 2023 in accordance with the required implementation date and recorded the impact of adoption to retained earnings, net of deferred income taxes, as required by the standard. The transition adjustment of the CECL Standard adoption included an increase in the allowance for credit losses of $1.3 million, $512 thousand to increase the reserve for unfunded credit commitments and a $1.4 million decrease to retained earnings to reflect the cumulative adjustment of adopting the CECL Standard, with a $430 thousand tax impact portion being recorded as part of the deferred tax asset on the Company’s Consolidated Balance Sheet.  Subsequent to adoption, the Company will record adjustments to its allowance for credit losses and reserves for unfunded credit commitments through the provision for credit losses in the consolidated statements of income.

The Company is utilizing a third-party model to tabulate its estimate of current expected credit losses, using the average historical loss methodology. In accordance with ASC 326, the Company has segmented its loan portfolio based on call report categories. The Company primarily utilizes historical loss rates for the CECL calculation based on Company-specific historical losses and peer loss history where applicable. For its reasonable and supportable forecasting of current expected credit losses over a period of twelve months, the Company analyzed a simple regression using forecasted economic metrics and historical peer loss data. To further adjust the allowance for credit losses for expected credit losses not already included within the quantitative component of the calculation, the Company may consider the following qualitative adjustment factors: concentration of credit, ability of staff, loan review, trends in loan quality, policy changes, collateral, and changes in nature and/or volume of loans. The Company’s CECL implementation process was overseen by a CECL implementation committee overseen by the Chief Credit Officer and included an assessment of data availability and gap analysis, data collection, consideration and analysis of multiple loss estimation methodologies, an assessment of relevant qualitative factors and correlation analysis of multiple potential loss drivers and their impact on the Company’s historical loss experience. During the first quarter of 2023, the Company engaged a third-party to perform a comprehensive model validation.

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

In October 2021, the FASB issued ASU 2021-08, “Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers” (“ASU 2021-08”). The ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination. The amendments improve comparability after the business combination by providing consistent recognition and measurement guidance for revenue contracts with customers acquired in a business combination and revenue contracts with customers not acquired in a business combination. ASU 2021-08 was effective for the Company on January 1, 2023, and did not have a material impact on its consolidated financial statements.

In March 2022, the FASB issued ASU No. 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”). ASU 2022-02 addresses areas identified by the FASB as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL model. The amendments eliminate the accounting guidance for troubled debt restructurings by creditors that have adopted the CECL model and enhance the disclosure requirements for loan refinancings and restructurings made with borrowers experiencing financial difficulty. In addition, the amendments require a public business entity to disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. ASU 2022-02 was effective for the Company on January 1, 2023, and did not have a material impact on its consolidated financial statements.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at March 31, 2023 to its financial condition at December 31, 2022 and the results of operations for the three months ended March 31, 2023 and 2022.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the other information included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (this “Quarterly Report”).  Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, the completion and benefits of the merger with LINK, the termination of the merger with OCFC, the Company’s expectations with regard to its business, financial and operating results, including its deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environment and the related impacts on the Company’s net interest margin, changes in economic conditions, the Company’s beliefs regarding liquidity and capital resources, potential effects of the COVID-19 pandemic, strategic business initiatives including growth in the Greater Washington market and the anticipated effects thereof, adequacy of allowances for credit losses and the level of future charge-offs, and statements that include other projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “anticipate,” “contemplate,” “expect,” “believe,” “estimate,” “foresee,” “plan,” “project,” “predict,” “intend,” “indicate,” “likely,” “target,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the LINK Merger Agreement between the Company and LINK;
●	the outcome of any legal proceedings that may be instituted against the Company or LINK;
●	the possibility that the proposed transaction will not close when expected or at all because required regulatory, shareholder or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	the ability of the Company and LINK to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
●	the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of either or both parties to the proposed transaction;
●	the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and LINK do business;

●	certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;
●	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate the Company’s operations and those of LINK, which may be more difficult, time-consuming or costly than expected;
●	revenues following the proposed transaction may be lower than expected;
●	the Company’s and LINK’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing;
●	the dilution caused by LINK’s issuance of additional shares of its capital stock in connection with the proposed transaction;
●	effects of the announcement, pendency or completion of the proposed transaction on the ability of the Company and LINK to retain customers and retain and hire key personnel and maintain relationships with their suppliers, and on their operating results and businesses generally;
●	potential adverse consequences related to the Termination Agreement with OCFC;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client spending and saving behaviors, the Company’s funding costs and the Company’s loan and investment securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflict between Russia and Ukraine) or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market areas;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Partners’ product offerings;
●	changes in accounting principles, standards, rules and interpretations, and elections by the Company thereunder, and the related impact on the Company’s financial statements, including recent implementation of the CECL Standard;
●	potential claims, damages, and fines related to litigation or government actions;
●	the effects of the COVID-19 pandemic, the severity and duration of the pandemic, the uncertainty regarding new variants of COVID-19 that may emerge, the distribution and efficacy of vaccines, and the heightened impact it has on many of the risks described herein;

●	any indirect exposure related to the recent bank closings and their impact on the broader market through other customers, suppliers and partners or that the conditions which resulted in the liquidity concerns with the closed banks may also adversely impact us directly or indirectly, or impact other financial institutions and market participants with which the Company has commercial or deposit relationships;
●	legislative or regulatory changes and requirements;
●	the discontinuation of London Interbank Offered Rate (“LIBOR”) and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

Please refer to the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of the Company’s 2022 Annual Report on Form 10-K and comparable sections of this Quarterly Report and related disclosures in other filings which have been filed with the Securities and Exchange Commission (“SEC”) and are available on the SEC’s website at www.sec.gov. All risk factors and uncertainties described herein and therein should be considered in evaluating forward-looking statements. All of the forward-looking statements made in this Quarterly Report are expressly qualified by the cautionary statements contained or referred to herein. The actual results or developments anticipated may not be realized or, even if substantially realized, they may not have the expected consequences to or effects on the Company or its businesses or operations. Readers are cautioned not to place undue reliance on the forward-looking statements contained in this Quarterly Report. Forward-looking statements speak only as of the date they are made. The Company does not undertake any obligation to update, revise, or clarify these forward-looking statements whether as a result of new information, future events or otherwise.

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

There are risks inherent in all loans, so the Company maintains an allowance for credit losses to absorb expected losses on existing loans that may become uncollectible. The Company maintains this allowance for credit losses by charging a provision for credit losses as needed against our operating earnings for each period. The Company has included a detailed discussion of this process, as well as several tables describing its allowance for credit losses.

During March of 2023 and continuing into April of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized investment securities losses and eroding consumer confidence in the banking system.  These concerns and volatility in the banking industry may continue if other banks are closed by federal or state banking regulators or other participants in the banking industry experience similar high-profile financial challenges. The continuing impact of the volatility and turmoil in the banking industry on the Company, its financial condition and its results of operations for the rest of 2023 is uncertain and cannot be predicted. Despite these negative factors and banking industry developments, the Company and its

Subsidiaries remain well capitalized, and the Company’s liquidity position and balance sheet remains strong.  Please refer to the “Capital” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s and its Subsidiaries’ regulatory capital.

The Company’s total deposits decreased by 2.0% at March 31, 2023 as compared to December 31, 2022, representing minimal deposit outflow in the first quarter. In addition, the Company took a number of preemptive actions, including proactive outreach to customers and actions to maximize its funding sources in response to these recent developments. Please refer to the “Liquidity” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s liquidity. The Company continues to actively monitor balance sheet trends, deposit flows and liquidity needs in light of the recent events in the banking industry, a continued rising interest rate environment and persistent concerns about recessionary conditions in the U.S. economy during 2023 or 2024, in order to ensure that the Company and its Subsidiaries are able to meet the needs of the Subsidiaries’ customers and to maintain financial flexibility.

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

The Company continually monitors the impact of various global and national events on the Company’s results of operations and financial condition, including inflation, rising interest rates, economic uncertainty caused by forecasts of a potential recession in the United States, and geopolitical conflicts such as the war in Ukraine. Due to growth in economic activity and demand for goods in services, as well as labor shortages and global supply chain issues, inflation has risen. As a result, the Federal Reserve’s Federal Open Markets Committee (“FOMC”) increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.00% to 5.25% after an extended period at historical lows. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities, agency debt and agency MBS. These events are expected to impact the Company’s financial results throughout the balance of 2023; although, the timing and impact of inflation, market interest rates and the competitive landscape of deposits on the Company’s financial results and business will depend on future developments, which are highly uncertain and difficult to predict.

Please refer to the “Provision for Credit Losses and Allowance for Credit Losses” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for more information related to the impact on the allowance for credit losses.

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

Critical Accounting Estimates

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision for Credit Losses and Allowance for Credit Losses” and Note 1 – Nature of Business and Its Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses of the unaudited consolidated financial statements included in this Quarterly Report.

Goodwill and Intangible Assets - Another of the Company’s critical accounting policies, with the acquisitions of Liberty in 2018 and Partners in 2019, relates to the valuation of goodwill and intangible assets.  The Company accounted for the Liberty Merger and the Partners Share Exchange in accordance with ASC Topic No. 805, Business Combinations, which requires the use of the acquisition method of accounting. Under this method, assets acquired, including intangible assets, and liabilities assumed, are recorded at their fair value. Determination of fair value involves estimates based on internal valuations of discounted cash flow analyses performed, third party valuations, or other valuation techniques that involve subjective assumptions. Additionally, the term of the useful lives and appropriate amortization periods of intangible assets is subjective. Resulting goodwill from the Liberty Merger and the Partners Share Exchange, which totaled approximately $5.2 million and $4.4 million, respectively, under the acquisition method of accounting represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is not amortized, but is evaluated for impairment annually or more frequently if deemed necessary. If the fair value of an asset exceeds the carrying amount of the asset, no charge to goodwill is made. If the carrying amount exceeds the fair value of the asset, goodwill will be adjusted through a charge to earnings, which is limited to the amount of goodwill allocated to that reporting unit. In evaluating the goodwill on its consolidated balance sheet for impairment after the consummation date of the Liberty Merger and the Partners Share Exchange, the Company will first assess qualitative factors to determine whether it is more likely than not that the fair value of our acquired assets is less than the carrying amount of the acquired assets, as allowed under ASU 2017-04. After making the assessment based on several factors, which will include, but is not limited to, the current economic environment, the economic outlook in our markets, our financial performance and common stock value as compared to our peers, we will determine if it is more likely than not that the fair value of our assets is greater than their carrying amount and, accordingly, will determine whether impairment of goodwill should be recorded as a charge to earnings in years subsequent to the Liberty Merger and the Partners Share Exchange. This assessment was performed during the fourth quarter of 2022, and resulted in no impairment of goodwill.  Management considers the impact of changes in the financial markets, including the recent volatility in the banking industry and the bank closures by federal regulators, and their impact on the Company and may determine that goodwill is required to be evaluated for impairment due to the presence of a triggering event, which may have a negative impact on the Company’s results of operations.  See Note 13 – Goodwill and Intangible Assets of the unaudited consolidated financial statements included in this Quarterly Report for more information related to goodwill and intangible assets.

Allowance for Credit Losses — The allowance for credit losses reduces the loan portfolio to the net amount expected to be collected and establishes an allowance for unfunded credit commitments.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded credit commitments at the initial recognition date.  The allowance for credit losses incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast.  The allowance for credit losses is increased by a provision for credit losses charged to operating expense and reduced by charge-offs, net of recoveries. Management evaluates the appropriateness of the allowance for credit losses at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period. The allowance for credit losses calculation is based on the loan’s amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs.

The Company’s accounting policies related to the allowance for credit losses on financial instruments including loans and unfunded credit commitments are considered to be critical as these policies involve considerable subjective judgment and estimation by management. As discussed in Note 1 – Nature of Business and Its Significant Accounting Policies, our policies related to allowances for credit losses changed on January 1, 2023 in connection with the adoption of ASU 2016-13.  In the case of loans, the allowance for credit losses is a contra-asset valuation account, calculated in accordance with ASU 2016-13, that is deducted from the amortized cost basis of loans to present the net amount expected to be collected. In the case of unfunded credit commitments, the allowance for credit losses is a liability account, calculated in accordance with ASU 2016-13, reported as a component of other liabilities in our consolidated balance sheets. The amount of each allowance for credit losses account represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.  Relevant available information includes historical credit loss experience from the Company’s own history as well as peer loss history, current conditions and reasonable and supportable forecasts.  While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio specific risk characteristics, environmental conditions or other relevant factors.  While management utilizes its best judgment and information available, the ultimate adequacy of our allowance for credit losses accounts is dependent upon a variety of factors beyond our control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

Specific reserves are established for individually evaluated loans when appropriate for such loans based on the present value of expected future cash flows of the loan or the estimated realizable value of the collateral, if any. Management may also adjust its assumptions to account for differences between expected and actual losses from period to period.  The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used to determine the allowance for credit losses are continually refined and enhanced.  For additional information regarding critical accounting policies, refer to Note 1 – Nature of Business and Its Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses of the unaudited consolidated financial statements included in this Quarterly Report.

Deferred Tax Assets and Liabilities - Another critical accounting policy relates to deferred tax assets and liabilities. The Company records deferred tax assets and deferred tax liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Future tax benefits, such as net operating loss carry forwards available from the Liberty Merger, are recognized to the extent that realization of such benefits is more likely than not. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which the assets and liabilities are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income tax expense in the period that includes the enactment date. In the event the future tax consequences of differences between the financial reporting bases and the tax bases of our assets and liabilities results in deferred tax assets, an evaluation of the probability of being able to realize the future benefits indicated by such assets is required. A valuation allowance is provided when it is more likely than not that a portion or the full amount of the deferred tax asset will not be realized. In assessing the ability to realize the deferred tax assets, management considers the scheduled reversals of deferred tax liabilities, projected future taxable income, and tax planning strategies. Such a deferred tax liability will only be recognized when it becomes apparent that those temporary differences will reverse in the foreseeable future. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than fifty (50) percent more likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.

Results of Operations

Net income attributable to the Company was $3.3 million, or $0.19 per basic and diluted share, for the three months ended March 31, 2023, a $1.2 million, or 57.9%, increase when compared to net income attributable to the Company of $2.1 million, or $0.12 per basic and diluted share, for the same period in 2022.

The Company’s results of operations for the three months ended March 31, 2023 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to increases in average loan and investment securities balances and higher yields earned on each, an increase in the yields earned on average cash and cash equivalents balances, and a decrease in average interest-bearing deposit balances, which were partially offset by a decrease in average cash and cash equivalents balances, higher rates paid on average interest-bearing deposit balances, an increase in average borrowings balances and higher rates paid, and lower net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration (“SBA”); and
●	A higher net interest margin (tax equivalent basis).

Negative Impacts:

●	Recording a higher provision for credit losses due to changes in the assessment of economic factors, and for March 31, 2023, updated views on the downside risks to the economic forecast compared to January 1, 2023, and organic loan growth, which were partially offset by lower net charge-offs and a lower required reserve on unfunded credit commitments;
●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Recording no gains or operating expenses on other real estate owned, net during the three months ended March 31, 2023; and
●	Incurring $1.0 million in merger related expenses during the three months ended March 31, 2023 in connection with the Company’s pending merger with LINK, as compared to $396 thousand during the same period of 2022 in connection with the Company’s terminated merger with OCFC.

For the three months ended March 31, 2023, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.87%, 9.65% and 70.65%, respectively, as compared to 0.51%, 6.17% and 78.41%, respectively, for the same period in 2022.

The increase in net income attributable to the Company for the three months ended March 31, 2023, as compared to the same period in 2022, was driven by an increase in net interest income, and was partially offset by a higher provision for credit losses, a decrease in other income, an increase in other expenses, and higher federal and state income taxes.

Financial Condition

Total assets as of March 31, 2023 were $1.54 billion, a decrease of $34.9 million, or 2.2%, from December 31, 2022. The key driver of this change was a decrease in cash and cash equivalents, which was partially offset by an increase in total loans held for investment. Changes in key balance sheet components as of March 31, 2023 compared to December 31, 2022 were as follows:

●	Interest-bearing deposits in other financial institutions as of March 31, 2023 were $53.2 million, a decrease of $50.7 million, or 48.8%, from December 31, 2022. Key drivers of this change were loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, and a decrease in short-term borrowings with the FHLB;
●	Investment securities available for sale, at fair value as of March 31, 2023 were $132.8 million, a decrease of $855 thousand, or 0.6%, from December 31, 2022. The key driver of this change was scheduled payments of principal, which was partially offset by a decrease in unrealized losses on the investment securities available for sale portfolio as a result of decreases in market interest rates;
●	Loans, net of unamortized discounts on acquired loans of $1.6 million as of March 31, 2023 were $1.25 billion, an increase of $17.8 million, or 1.4%, from December 31, 2022. The key driver of this change was an increase in organic growth, including growth of approximately $3.5 million in loans related to Partners’ expansion into the Greater Washington market;
●	Total deposits as of March 31, 2023 were $1.31 billion, a decrease of $27.1 million, or 2.0%, from December 31, 2022. Key drivers of this change were deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, partially offset by organic growth in interest bearing demand and time deposits as a result of our continued focus on total relationship banking and Partners’ expansion into the Greater Washington market;
●	Total borrowings as of March 31, 2023 were $71.6 million, a decrease of $13.0 million, or 15.4%, from December 31, 2022. The key driver of this change was a decrease in short-term borrowings with the FHLB; and
●	Total stockholders’ equity as of March 31, 2023 was $141.9 million, an increase of $2.6 million, or 1.8%, from December 31, 2022. Key drivers of this change were the net income attributable to the Company for the three months ended March 31, 2023, a decrease in accumulated other comprehensive (loss), net of tax, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, and cash dividends paid to shareholders.

Delmarva's Tier 1 leverage capital ratio was 10.1% at March 31, 2023 as compared to 9.3% at December 31, 2022.  At March 31, 2023, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 12.4% and 13.7%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 12.1% and 13.4%, respectively, at December 31, 2022.

Partners’ Tier 1 leverage capital ratio was 9.5% at March 31, 2023 as compared to 8.9% at December 31, 2022.  At March 31, 2023, Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.4% and 11.3%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 10.5% and 11.3%, respectively, at December 31, 2022.

As of March 31, 2023, all of the capital ratios of Delmarva and Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At March 31, 2023, nonperforming assets totaled $2.2 million, a decrease of $33 thousand from December 31, 2022 balances of $2.2 million. The primary drivers of this decrease were decreases in nonaccrual loans and loans past due 90 days or more and still accruing interest.  Nonaccrual loans totaled approximately $2.1 million at March 31, 2023, as compared to $2.2 million at December 31, 2022.  Loans past due 90 days or more and still accruing interest totaled $28 thousand at March 31, 2023, as compared to $45 thousand at December 31, 2022.  There were no OREO assets held as of March 31, 2023 and December 31, 2022. Nonperforming loans as a percentage of total assets was 0.14% at March 31, 2023 and December 31, 2022, respectively.  Nonperforming assets to total assets as of March 31, 2023 and December 31, 2022 was 0.14%, respectively.

 Net recoveries were $23 thousand, or -0.01% of average total loans (annualized), for the three months ended March 31, 2023, as compared to net charge-offs of $156 thousand, or 0.06% of average total loans (annualized), for the same period of 2022.  The allowance for credit losses to total loans ratio was 1.29% at March 31, 2023, as compared to 1.16% at December 31, 2022.  In addition to the allowance for credit losses, as of March 31, 2023 and December 31, 2022, the Company had $1.6 million and $1.7 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months
	Ended	Year Ended
	March 31,	December 31,
	2023	2022
Yield on earning assets (annualized)	4.91%	3.93%
Return on average assets (annualized)	0.87%	0.82%
Return on average equity (annualized)	9.65%	10.04%
Average equity to average assets	9.04%	8.16%

Earnings Analysis

The Company’s primary source of revenue is interest income and fees, which it earns by lending and investing the funds which are held on deposit. Because loans generally earn higher rates of interest than investment securities, the Company seeks to deploy as much of its deposit funds as possible in the form of loans to individuals, businesses, and other organizations. To ensure sufficient liquidity, the Company also maintains a portion of its deposits in cash and cash equivalents, government securities, interest-bearing deposits in other financial institutions, and overnight loans of excess reserves (known as ‘‘Federal Funds Sold’’) to correspondent banks. The revenue which the Company earns (prior to deducting its overhead expenses) is essentially a function of the amount of the Company’s loans and deposits, as well as the profit margin (‘‘interest spread’’) and fee income which can be generated on these amounts.

Net income attributable to the Company was $3.3 million for the three months ended March 31, 2023, as compared to net income attributable to the Company of $2.1 million for the same period of 2022.

The following is a summary of the results of operations by the Company for the three months ended March 31, 2023 and 2022.

Summary of Results of Operations

	Three Months Ended
	March 31,
Results of operations:	2023	2022
(Dollars in Thousands, except per share data)
Net interest income	$15,169	$11,904
Provision for credit losses	300	65
Provision for income taxes	1,186	696
Noninterest income	1,253	1,292
Noninterest expense	11,637	10,385
Total income	19,245	14,945
Total expenses	15,946	12,895
Net income	3,299	2,050
Net income attributable to Partners Bancorp	3,330	2,109
Basic earnings per share	0.185	0.117
Diluted earnings per share	0.185	0.117

Interest Income and Expense – Three Months Ended March 31, 2023 and 2022

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

Net interest income in the first quarter of 2023 increased by $3.3 million, or 27.4%, when compared to the first quarter of 2022.  The Company’s net interest margin (tax equivalent basis) increased to 4.14%, representing an increase of 110 basis points for the three months ended March 31, 2023 as compared to the same period in 2022.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of and yields earned on loans and investment securities, higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, and lower average balances of interest-bearing liabilities, which were partially offset by lower average balances of interest-bearing deposits in other financial institutions and federal funds sold, and higher rates paid on average interest-bearing liabilities.  Total interest income increased by $4.3 million, or 31.8%, for the three months ended March 31, 2023, while total interest expense increased by $1.1 million, or 61.4%, both as compared to the same period in 2022.

The most significant factors impacting net interest income during the three month period ended March 31, 2023 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, and higher loan yields, primarily due to repricing of variable rate loans and higher average yields on new loan originations, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods; and
●	Higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to higher interest rates over the comparable periods.

Negative Impacts:

●	Decrease in average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, and higher investment securities balances;
●	Higher rates paid on average interest-bearing deposit balances due to competitive pressures in the higher interest rate environment, offset somewhat by decreases in average balances of interest-bearing deposits related to scheduled maturities of time deposits that were not replaced and deposit outflows due to competition within the market and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, which were partially offset by organic deposit growth; and
●	Increase in average borrowings balances and higher rates paid, primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances. The increase in average borrowings balances was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Loans

Average loan balances increased by $112.7 million, or 9.9%, and average yields earned increased by 0.64% to 5.25% for the three months ended March 31, 2023, as compared to the same period in 2022.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $63.3 million related to Partners’ expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The increase in average yields earned was primarily due to repricing of variable rate loans and higher average yields on new loan originations, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP and pay-offs of higher yielding fixed rate loans.  Total average loans were 83.6% of total average interest-earning assets for the three months ended March 31, 2023, compared to 71.1% for the three months ended March 31, 2022.

Investment securities

Average total investment securities balances increased by $20.0 million, or 14.8%, and average yields earned increased by 0.54% to 2.61% for the three months ended March 31, 2023, as compared to the same period in 2022.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.  Total average investment securities were 10.4% of total average interest-earning assets for the three months ended March 31, 2023, compared to 8.4% for the three months ended March 31, 2022.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $140.3 million, or 15.0%, and average rates paid increased by 0.46% to 1.00% for the three months ended March 31, 2023, as compared to the same period in 2022, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, partially offset by organic deposit growth, including average growth of approximately $5.9 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

Borrowings

Average total borrowings increased by $27.9 million, or 56.8%, and average rates paid increased by 0.40% to 4.44% for the three months ended March 31, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The FOMC raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC has continued raising the Federal Funds target rates throughout 2022 and 2023 to the current range of 5.00% to 5.25%. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates. As a result, long-term interest rates have increased.  In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.  However, given the impact of rising market interest rates, the inverted yield curve, competition for deposits, increased borrowing costs, and negative banking industry developments, the Company anticipates that its overall costs of funds will continue to increase throughout the balance of 2023, which will likely lead to a compression of the net interest margin.

The following table depicts, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	March 31, 2023			March 31, 2022
(Dollars in Thousands)	Average	Interest/		Average	Interest/
(Unaudited)	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Cash & Due From Banks	$15,239	$—	—%	$16,274	$—	—%
Interest-bearing Deposits From Banks	65,553	630	3.90%	269,953	104	0.16%
Taxable Securities (1)	125,026	762	2.47%	104,920	454	1.75%
Tax‑exempt Securities (2)	29,470	234	3.22%	29,615	233	3.19%
Total Investment Securities (1) (2)	154,496	996	2.61%	134,535	687	2.07%
Federal Funds Sold	23,775	264	4.50%	57,659	17	0.12%
Loans: (3)
Commercial and Industrial (4)	138,946	2,193	6.40%	134,916	1,640	4.93%
Real Estate (4)	1,087,282	13,570	5.06%	976,706	11,041	4.58%
Consumer (4)	1,811	32	7.17%	2,691	35	5.27%
Keyline Equity (4)	17,527	339	7.84%	17,941	160	3.62%
State and Political	820	10	4.95%	923	11	4.83%
Keyline Credit	137	8	23.68%	125	7	22.71%
Other Loans	669	1	0.61%	1,204	2	0.67%
Total Loans (2)	1,247,192	16,153	5.25%	1,134,506	12,896	4.61%
Allowance For Credit Losses	14,570			14,685
Unamortized Discounts on Acquired Loans	1,695			2,235
Total Loans, Net	1,230,927			1,117,586
Other Assets	57,157			67,864
Total Assets/Interest Income	$1,547,147	$18,043		$1,663,871	$13,704

Liabilities and Stockholders' Equity
Deposits In Domestic Offices
Non‑interest-bearing Demand	$524,304	$—	—%	$530,759	$—	—%
Interest-bearing Demand	125,501	98	0.32%	139,319	77	0.22%
Money Market Accounts	252,807	541	0.87%	285,070	124	0.18%
Savings Accounts	142,214	81	0.23%	143,251	52	0.15%
All Time Deposits	273,027	1,245	1.85%	366,243	990	1.10%
Total Interest-bearing Deposits	793,549	1,965	1.00%	933,883	1,243	0.54%
Total Deposits	1,317,853			1,464,642
Borrowings	54,302	478	3.57%	26,376	124	1.91%
Notes Payable	22,830	366	6.50%	22,806	367	6.53%
Lease Liability	1,994	14	2.85%	2,114	15	2.88%
Other Liabilities	10,235	—		9,245	—
Stockholders' Equity	139,933	—		138,688	—
Total Liabilities & Equity/Interest Expense	$1,547,147	$2,823		$1,663,871	$1,749

Earning Assets/Interest Income (2)	$1,491,016	$18,043	4.91%	$1,596,653	$13,704	3.48%
Interest-bearing Liabilities/Interest Expense	$872,675	$2,823	1.31%	$985,179	$1,749	0.72%
Net interest income		$15,220			$11,955

Net Yield on Interest Earning Assets			4.14%			3.04%
Earning Assets/Interest Expense			0.77%			0.44%
Net Interest Spread (2)			3.60%			2.76%
Net Interest Margin (2)			4.14%			3.04%

(1)	Yields on securities available-for-sale have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholder's equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $49 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the three months ended March 31, 2023 and March 31, 2022.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit deteriorated loans acquired or discounts on credit deteriorated loans acquired.

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

Rate and Volume Analysis

Three Months Ended March 31, 2023 Versus March 31, 2022

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Earning Assets
Loans (1)	$1,281	$1,976	$3,257
Investment securities
Taxable	87	221	308
Exempt from Federal income tax	(1)	2	1
Federal funds sold	(10)	257	247
Other interest income	(79)	605	526
Total interest income	1,278	3,061	4,339
Interest-bearing Liabilities
Interest-bearing deposits	(186)	908	722
Notes payable and leases	(2)	—	(2)
Funds purchased	131	223	354
Total Interest Expense	(57)	1,131	1,074
Net Interest Income	$1,335	$1,930	$3,265

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At March 31, 2023 and December 31, 2022, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 7.9% and 13.7% at March 31, 2023 and December 31, 2022, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

Provision for Credit Losses and Allowance for Credit Losses

On January 1, 2023, the Company adopted ASU 2016-13, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures, which replaced the incurred loss methodology for determining the provision for credit losses and allowance for credit losses with an expected loss methodology that is referred to as CECL or the CECL Standard.  Results for reporting periods beginning after January 1, 2023 are presented under the CECL Standard while prior period amounts continue to be reported in accordance with the probable incurred loss accounting standards.  The transition adjustment of the CECL Standard adoption included an increase in the allowance for credit losses of $1.3 million, $512 thousand to increase the reserve for unfunded credit commitments and a $1.4 million decrease to retained earnings to reflect the cumulative adjustment of adopting the CECL Standard, with a $430 thousand tax impact portion being recorded as part of the deferred tax asset on the Company’s Consolidated Balance Sheet.  The allowance for credit losses represents the lifetime expected losses for all loans and unfunded credit commitments at the initial recognition date.  The allowance for credit losses incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast period of twelve months.  The allowance for credit losses on loans is a valuation account that is deducted from the loans’ amortized cost basis, which is comprised of the unpaid principal balance of the loan, deferred loan fees (costs), acquired premium (discount) less write-downs, to present the net amount expected to be collected on the loans and establishes an allowance for unfunded credit commitments.  In the case of unfunded credit commitments, the allowance for credit losses is a liability account reported as a component of other liabilities in our consolidated balance sheets.  The allowance for credit losses is increased by a provision for credit losses charged to operating expense and reduced by charge-offs, net of recoveries.  Loans are charged-off against the allowance for credit losses when management believes the uncollectability of a loan balance is confirmed.

The Company uses a range of data to estimate expected credit losses under the CECL Standard and has developed policies and procedures for evaluating the overall quality of its credit portfolio and for timely identifying potential problem loans.  Management's judgment as to the adequacy of the allowance for credit losses is based upon a number of assumptions about future events which it believes to be reasonable, but which may not prove to be accurate. Thus, there can be no assurance that loan charge-offs in future periods will not exceed the allowance for credit losses or that additional increases in the allowance for credit losses will not be required.  Management evaluates the appropriateness of the allowance for credit losses at least quarterly.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change from period to period.  The variability of management’s assumptions could alter the level of the allowance for credit losses and may have a material impact on future results of operations and financial condition. The loss estimation models and methods used by management to determine the allowance for credit losses are continually refined and enhanced.  When the estimated allowance for credit losses is determined, it is presented to the Company's Board of Directors for review and approval on a quarterly basis.

The amount of the allowance for credit losses represents management's best estimate of current expected credit losses on these financial instruments considering available information, from internal and external sources, relevant to assessing exposure to credit loss over the contractual term of the instrument.  Relevant available information includes historical credit loss experience from the Company’s own history as well as peer loss history, current conditions and reasonable and supportable forecasts.  While historical credit loss experience provides the basis for the estimation of expected credit losses, adjustments to historical loss information may be made for differences in current portfolio specific risk characteristics, environmental conditions or other relevant factors.  The historical loss information may also be modified based upon other qualitative factors including, but not limited to, local and national economic conditions, trends of delinquent loans, changes in lending policies and underwriting standards, concentrations, and management's knowledge of the loan portfolio.  While management utilizes its best judgment and information available, the ultimate adequacy of the allowance for credit losses accounts is dependent upon a variety of factors beyond our control, including the performance of the Company’s loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward classification of assets.

At March 31, 2023, the Company’s allowance for credit losses was $16.1 million, or 1.29% of total outstanding loans.  At December 31, 2022, the Company's allowance for credit losses was $14.3 million, or 1.16% of total outstanding loans.  The Company’s provision for credit losses in the first quarter of 2023 was $300 thousand, an increase of $235 thousand, or 362.2%, when compared to the provision of credit losses of $65 thousand in the first quarter of 2022.  The increase in the provision for credit losses during the three months ended March 31, 2023, as compared to the same period of 2022, was primarily due to changes in the assessment of economic factors, and for March 31, 2023, updated views on the downside risks to the economic forecast compared to January 1, 2023, and organic loan growth, which were partially offset by lower net charge-offs and a lower required reserve on unfunded credit commitments.

The provision for credit losses during the three months ended March 31, 2023, as well as the allowance for credit losses as of March 31, 2023, represents management’s best estimate of the impact of current economic trends, including the impact of the COVID-19 pandemic, forecasts of a potential recession in the U.S. and recent negative banking industry developments associated with multiple high-profile bank failures, on the ability of the Company’s borrowers to repay their loans.  Management continues to carefully assess the exposure of the Company’s loan portfolio to COVID-19 pandemic related factors, economic trends, such as forecasts of a potential recession and the aforementioned recent banking industry developments, and their potential effects on asset quality.  As of March 31, 2023, the Company’s delinquencies and nonperforming assets had not been materially impacted by the COVID-19 pandemic.

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

The following tables illustrate the Company’s past due and nonaccrual loans at March 31, 2023 and December 31, 2022:

Past Due and Nonaccrual Loans

At March 31, 2023 and December 31, 2022

(Dollars in Thousands)

	30 - 89 Days	Greater than 90 Days	Total
March 31, 2023	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$247	$247	$247
Residential real estate	1,419	77	1,496	1,234
Nonresidential	865	292	1,157	292
Home equity loans	129	—	129	54
Commercial	3	—	3	310
Consumer and other loans	2	—	2	—
TOTAL	$2,418	$616	$3,034	$2,137

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$259	$259	$259
Residential real estate	1,174	51	1,225	1,263
Nonresidential	474	305	779	305
Home equity loans	54	45	99	—
Commercial	—	—	—	327
Consumer and other loans	2	—	2	—
TOTAL	$1,704	$660	$2,364	$2,154

Total nonaccrual loans at March 31, 2023 were $2.1 million, which reflects a decrease of $16 thousand from $2.2 million at December 31, 2022. Management believes the relationships on nonaccrual were adequately reserved at March 31, 2023.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at March 31, 2023 were $2.2 million compared to $2.2 million at December 31, 2022. The Company's ratio of nonperforming assets to total assets was 0.14% at March 31, 2023 and December 31, 2022, respectively.  As noted above, there was a decrease in nonaccrual loans during the three months ended March 31, 2023.  Loans past due 90 days or more and accruing were $28 thousand as of March 31, 2023, as compared to $45 thousand as of December 31, 2022.  There were no OREO assets held as of March 31, 2023 and December 31, 2022, respectively.

It is likely that the uncertainty in the macroeconomic environment due to higher market interest rates, inflation, recent negative banking industry developments associated with multiple high-profile bank failures and the possibility of a recession, as well as the COVID-19 pandemic and the economic disruption related to it will continue to negatively impact the Company’s financial position and results of operations throughout the remainder of fiscal year 2023.

The following tables provide additional information on the Company’s nonperforming assets at March 31, 2023 and December 31, 2022.

Nonperforming Assets

At March 31, 2023 and December 31, 2022

(Dollars in thousands)

	March 31,	December 31,
	2023	2022
Nonperforming assets:
Nonaccrual loans	$2,137	$2,154
Loans past due 90 days or more and accruing	28	45
Total nonperforming loans (NPLs)	$2,165	$2,199
Other real estate owned (OREO)	—	—
Total nonperforming assets (NPAs)	$2,165	$2,199
NPLs/Total Assets	0.14%	0.14%
NPAs/Total Assets	0.14%	0.14%
Allowance for credit losses/Nonaccrual Loans	753.21%	664.58%
Allowance for credit losses/NPLs	743.46%	650.98%
Nonaccrual loans to total loans outstanding	0.17%	0.18%

Nonperforming Loans by Type

At March 31, 2023 and December 31, 2022

(Dollars in thousands)

	March 31,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$247	$259
Residential real estate	1,262	1,263
Nonresidential	292	305
Home equity loans	54	45
Commercial	310	327
Consumer and other loans	—	—
Total	$2,165	$2,199

The following tables provide data related to loan balances and the allowance for credit losses at and for the three months ended March 31, 2023 and the year ended December 31, 2022.

Allowance for Credit Losses

At and For the Three Months Ended March 31, 2023 and Year Ended December 31, 2022

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Average loans outstanding	$1,247,192	$1,171,581
Total loans outstanding	1,250,680	1,232,866
Total nonaccrual loans	2,137	2,154
Net loans (recovered) charged off	(22)	1,689
Provision for credit losses	300	1,348
Allowance for credit losses	16,096	14,315
Allowance as a percentage of total loans outstanding	1.3%	1.2%
Net loans charged off to average loans outstanding	(0.0)%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.2%	0.2%
Allowance as a percentage of nonaccrual loans outstanding	753.2%	664.6%

The following tables represent the activity of the allowance for credit losses for the three months ended March 31, 2023 and 2022 by loan type:

Allowance for Credit Losses

At March 31, 2023 and 2022

(Dollars in Thousands)

	March 31, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(50)	(15)	—	(75)
Recoveries	—	17	—	1	72	7	—	97
Provision (recovery)	(625)	221	564	(62)	70	6	246	420
Ending Balance	$2,364	$2,556	$7,622	$641	$2,357	$47	$509	$16,096

	March 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(132)	(25)	(22)	(11)	—	(190)
Recoveries	—	21	5	2	4	2	—	34
Provision (recovery)	(141)	(7)	187	42	(181)	5	160	65
Ending Balance	$1,002	$1,907	$9,299	$231	$1,686	$32	$408	$14,565

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses

At March 31, 2023 and December 31, 2022

(Dollars in thousands)

	March 31,			December 31,
	2023			2022
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$124,105	$2,364	10%	$117,296	$1,080	10%
Residential real estate	234,444	2,556	19%	229,904	2,059	19%
Nonresidential	729,634	7,622	59%	722,620	8,637	58%
Home equity loans	29,780	641	2%	31,445	249	3%
Commercial	129,821	2,357	10%	128,553	1,918	10%
Consumer and other loans	2,896	47	—%	3,048	76	—%
Unallocated	—	509	—%	—	296	—%
	$1,250,680	$16,096	100%	$1,232,866	$14,315	100%

Additional information related to net charge-offs (recoveries) is presented in the table below for the periods indicated.

Net Charge-Off (Recovery) Ratio

At March 31, 2023 and 2022

(Dollars in Thousands)

	March 31,			March 31,
	2023			2022
Three months ended
Real Estate Mortgage
Construction and land development	$10	$122,625	0.01%	$—	$105,290	—%
Residential real estate	(17)	249,736	(0.01)%	(21)	208,485	(0.01)%
Nonresidential	—	706,300	—%	127	653,543	0.02%
Home equity loans	(1)	27,280	(0.00)%	23	27,993	0.08%
Commercial	(22)	138,395	(0.02)%	18	135,372	0.01%
Consumer and other loans	8	2,856	0.28%	9	3,823	0.24%
Total Loans Receivable	$(22)	$1,247,192	(0.01)%	$156	$1,134,506	0.06%

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended March 31, 2023 decreased by $39 thousand, or 3.0%, when compared to the three months ended March 31, 2022.  Key changes in the components of noninterest income for the three months ended March 31, 2023, as compared to the same period in 2022, are as follows:

●	Service charges on deposit accounts increased by $25 thousand, or 11.0%, due primarily to increases in overdraft fees;
●	Mortgage banking income decreased by $39 thousand, or 13.4%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2022; and

●	Other income decreased by $24 thousand, or 3.1%, due primarily to decreases in safe deposit box rentals and debit card income, and lower mortgage division fees at Delmarva, which were partially offset by increases in bank owned life insurance and other noninterest income.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended March 31, 2023 increased by $1.3 million, or 12.0%, when compared to the three months ended March 31, 2022.  Key changes in the components of noninterest expense for the three months ended March 31, 2023, as compared to the same period in 2022, are as follows:

●	Salaries and employee benefits increased by $429 thousand, or 7.7%, primarily due to merit increases and higher expenses related to benefit costs, payroll taxes and bonus accruals, which were partially offset by decreases related to staffing changes, a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC, and a lower FAS 91 related benefit;
●	Premises and equipment decreased by $79 thousand, or 5.3%, primarily due to lower expenses related to repairs and maintenance, depreciation, software amortization, purchased equipment and furniture, the cost of which did not qualify for capitalization, and building security;
●	Amortization of core deposit intangible decreased by $14 thousand, or 10.4%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	(Gains) and operating expenses on other real estate owned, net decreased by $7 thousand, or 100.0%, primarily due to no gains on sales or expenses being recorded during the first quarter of 2023, as compared to gains on the sales of two properties and expenses being recorded during the first quarter of 2022;
●	Merger related expenses increased by $636 thousand, or 160.7%, primarily due to higher legal fees and other costs associated with the pending merger with LINK during the first quarter of 2023, as compared to the legal fees and other costs in the first quarter of 2022 associated with the merger with OCFC, that was subsequently terminated in the fourth quarter of 2022; and
●	Other expenses increased by $273 thousand, or 9.7%, primarily due to higher expenses related to professional services, ATMs, legal fees, audit and related professional fees, and other, which were partially offset by lower expenses related to FDIC insurance assessments and telephone and data circuits.

Income Taxes

The provision for income taxes was $1.2 million during the three months ended March 31, 2023, compared to the provision for income taxes of $696 thousand during the three months ended March 31, 2022, an increase of $490 thousand or 70.4%. This increase was due primarily to higher consolidated income before taxes and higher merger related expenses, which are typically non-deductible. For the three months ended March 31, 2023, the Company’s effective tax rate was approximately 26.4% as compared to 24.8% for the same period in 2022.

Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Partners is recorded in the “Other expenses” line item on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022.

Financial Condition

Interest Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.25 billion and $1.13 billion during the three months ended March 31, 2023 and 2022, respectively.

The following table shows the composition of the loan portfolio by category at March 31, 2023 and December 31, 2022:

Composition of Loan Portfolio by Category

As of March 31, 2023 and December 31, 2022

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$124,105	$117,296
Residential real estate	234,444	229,904
Nonresidential	729,634	722,620
Home equity loans	29,780	31,445
Commercial	129,821	128,553
Consumer and other loans	2,896	3,048
	1,250,680	1,232,866
Less: Allowance for credit losses	(16,096)	(14,315)
	$1,234,584	$1,218,551

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio, including unamortized discounts on acquired loans at March 31, 2023:

Loan Maturities and Interest Rate Sensitivity

At March 31, 2023

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
March 31, 2023	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$69,411	$31,643	$20,681	$2,370	$124,105
Residential real estate	40,056	136,494	32,676	25,218	234,444
Nonresidential	118,935	442,617	151,450	16,632	729,634
Home equity loans	17,600	3,947	4,757	3,476	29,780
Commercial	46,514	57,841	16,784	8,682	129,821
Consumer and other loans	699	909	673	615	2,896
Total loans receivable	$293,215	$673,451	$227,021	$56,993	$1,250,680

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$30,766	$21,698	$12,560	$1,157	$66,181
Residential real estate	25,427	108,802	3,931	703	138,863
Nonresidential	100,310	403,269	94,224	7,562	605,365
Home equity loans	—	—	—	—	—
Commercial	9,234	52,417	16,689	136	78,476
Consumer and other loans	605	897	608	553	2,663
Total fixed-rate loans	$166,342	$587,083	$128,012	$10,111	$891,548

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$38,645	$9,945	$8,121	$1,213	$57,924
Residential real estate	14,629	27,692	28,745	24,515	95,581
Nonresidential	18,625	39,348	57,226	9,070	124,269
Home equity loans	17,600	3,947	4,757	3,476	29,780
Commercial	37,280	5,424	95	8,546	51,345
Consumer and other loans	94	12	65	62	233
Total floating-rate loans	$126,873	$86,368	$99,009	$46,882	$359,132

At March 31, 2023, real estate mortgage loans included $336.8 million of owner-occupied non-farm, non-residential loans, and $314.0 million of other non-farm, non-residential loans, which is 30.1% and 28.1% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $334.3 million of owner-occupied non-farm, non-residential loans, and $319.3 million of other non-farm, non-residential loans, which is 30.4% and 29.0% of real estate mortgage loans, respectively.  This represents an increase at March 31, 2023 of $2.5 million, or 0.7%, in owner-occupied non-farm, non-residential loans, and a decrease at March 31, 2023 of $5.3 million, or -1.7%, in other non-farm, non-residential loans.

At March 31, 2023, real estate mortgage loans included $124.1 million of construction and land development loans, and $61.9 million of multi-family residential loans, which are 11.1% and 5.5% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $117.3 million of construction and land development loans, and $52.3 million of multi-family residential loans, which were 10.7% and 4.8% of real estate mortgage loans, respectively. This represents an increase at March 31, 2023 of $6.8 million, or 5.8%, in construction and land development loans, and an increase at March 31, 2023 of $9.6 million, or 18.3%, in multi-family residential loans.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 275.3% of total risk-based capital at March 31, 2023, as compared to 273.9% at December 31, 2022. Construction and land development loans were 68.3% of total risk-based capital at March 31, 2023, as compared to 65.7% at December 31, 2022.

At March 31, 2023, real estate mortgage loans included home equity loans of $29.8 million and residential real estate loans of $234.4 million, compared to $31.4 million and $229.9 million at December 31, 2022, respectively. Home equity loans decreased $1.7 million, or 5.3%, during the three months ended March 31, 2023, and residential real estate loans increased $4.5 million, or 2.0%, during the three months ended March 31, 2023. At March 31, 2023, commercial loans were $129.8 million, compared to $128.6 million at December 31, 2022, an increase of $1.3 million, or 1.0%, during the three months ended March 31, 2023.

The overall increase in loans from the year ended December 31, 2022 to March 31, 2023 was due primarily to an increase in organic growth, including growth of approximately $3.5 million in loans related to Partners’ expansion into the Greater Washington market.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $154.5 million during the three months ended March 31, 2023 as compared to $134.5 million for the three months ended March 31, 2022. This represented 10.4% and 8.4% of total average interest-earning assets for the three months ended March 31, 2023 and 2022, respectively.  The increase in average total investment securities for the three months ended March 31, 2023, as compared to the same period of 2022, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.

During the year ended December 31, 2022 as well as the first quarter of 2023, the Company’s investment securities portfolio was negatively impacted by unrealized losses in the market value of investment securities available for sale as a result of increases in market interest rates. The Company believes that further increases in market interest rates will likely result in higher unrealized losses in the market value of the investment securities available for sale portfolio. The Company expects to recover its investment in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Company.

The Company classifies all of its investment securities as available for sale. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At March 31, 2023 and December 31, 2022, investment securities available for sale, at fair value totaled $132.8 million and $133.7 million, respectively. Investment securities available for sale, at fair value decreased by approximately $855 thousand, or 0.6%, during the three months ended March 31, 2023 from December 31, 2022. This decrease was primarily due to scheduled payments of principal, which was partially offset by a decrease in unrealized losses on the investment securities available for sale portfolio as a result of decreases in market interest rates. The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. The Company’s available-for-sale investment portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company. In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All available-for-sale securities were current with no securities past due or on nonaccrual as of March 31, 2023 or December 31, 2022. At March 31, 2023 and December 31, 2022 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The Company has evaluated AFS securities in an unrealized loss position for credit related impairment at March 31, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS securities as of March 31, 2023.

The following table summarizes the amortized cost and fair value of investment securities available for sale as of March 31, 2023:

Amortized Cost and Fair Value of Investment Securities

At March 31, 2023

(Dollars in Thousands)

	March 31, 2023
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,153	11.6%	$2	$1,472	$15,683
Obligations of States and political subdivisions	29,440	19.9%	27	1,948	27,519
Mortgage-backed securities	99,050	66.9%	—	11,847	87,203
Subordinated debt investments	2,470	1.7%	—	73	2,397
	$148,113	100.0%	$29	$15,340	$132,802

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities available for sale portfolio as of March 31, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

At March 31, 2023

(Dollars in Thousands)

	March 31, 2023

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$—	—%	$9,501	2.37%	$4,249	1.85%	$1,933	1.92%	$15,683	2.17%
Obligations of States and political subdivisions	—	—%	5,048	2.08%	11,003	2.46%	11,468	2.27%	27,519	2.31%
Mortgage-backed securities	—	—%	576	0.89%	22,745	2.39%	63,882	1.78%	87,203	1.94%
Subordinated debt investments	—	—%	—	—%	2,397	5.55%	—	—%	2,397	5.55%
	$—	—%	$15,125	2.21%	$40,394	2.54%	$77,283	1.86%	$132,802	2.11%

In addition, the Company holds stock in various correspondent banks as well as the FRB. The balance of these securities was $6.0 million and $6.5 million at March 31, 2023 and December 31, 2022, respectively, a decrease of $521 thousand, or 8.0%, for the three months ended March 31, 2023.

Due to the decrease in longer term interest rates and ongoing volatility in the securities markets during the three months ended March 31, 2023, the net unrealized losses in the Company’s investment securities available for sale portfolio decreased from December 31, 2022 by approximately $1.7 million, or 10.0%, to $15.3 million at March 31, 2023.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities available for sale portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest-Bearing Liabilities

Deposits. Average total deposits decreased from $1.46 billion to $1.32 billion, a decrease of $146.8 million, or 10.0%, for the three months ended March 31, 2023 over the average total deposits for the three months ended March 31, 2022.  This decrease was primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, partially offset by organic deposit growth, including average growth of approximately $30.5 million in deposits related to Partners’ expansion into the Greater Washington market.

At March 31, 2023, total deposits were $1.31 billion as compared to $1.34 billion at December 31, 2022, a decrease of $27.1 million, or 2.0%. This decrease was primarily driven by deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first quarter of 2023, partially offset by organic growth in interest-bearing demand and time deposits as a result of our continued focus on total relationship banking and Partners’ expansion into the Greater Washington market. Non-interest-bearing demand deposits decreased to $498.7 million at March 31, 2023, a $30.1 million, or 5.7%, decrease from $528.8 million in non-interest-bearing demand deposits at December 31, 2022, due primarily to the aforementioned items above with respect to actual and average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of March 31, 2023 and December 31, 2022

(Dollars in Thousands)

	March 31,	Percentage	December 31,	Percentage
	2023	of Deposits	2022	of Deposits
Non-interest-bearing demand deposits	$498,655	37.99%	$528,770	39.47%
Interest-bearing deposits:
Money market, NOW, and savings accounts	512,284	39.03%	553,325	41.31%
Certificates of deposit, $250 thousand or more	99,988	7.62%	59,247	4.42%
Other certificates of deposit	201,614	15.36%	198,263	14.80%
Total interest-bearing deposits	813,886	62.01%	810,835	60.53%
Total	$1,312,541	100.00%	$1,339,605	100.00%

The Company's loan-to-deposit ratio was 95.3% at March 31, 2023 as compared to 92.0% at December 31, 2022. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.21 billion at March 31, 2023, a decrease of $67.8 million, or 5.3%, from $1.28 billion at December 31, 2022, and excluded $100.0 million and $59.2 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

At March 31, 2023 and December 31, 2022

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Three months or less	$27,899	$44,288
Over three months through six months	50,424	36,283
Over six months through twelve months	139,582	79,260
Over twelve months	83,697	97,679
Total	$301,602	$257,510

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $250 thousand at the date indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

At March 31, 2023 and December 31, 2022

(Dollars in Thousands)

	March 31,	December 31,
	2023	2022
Three months or less	$2,595	$5,977
Over three months through six months	24,483	8,094
Over six months through twelve months	48,281	23,745
Over twelve months	24,629	21,431
Total	$99,988	$59,247

Borrowings. Borrowings at March 31, 2023 and December 31, 2022 consisted primarily of short-term and long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At March 31, 2023, short-term borrowings with the FHLB were $29.0 million as compared to $42.0 million at December 31, 2022, a decrease of $13.0 million, or 31.0%.

At March 31, 2023 and December 31, 2022, long-term borrowings with the FHLB were $19.8 million. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At March 31, 2023 and December 31, 2022, subordinated notes payable, net, were $22.2 million.

At March 31, 2023, other borrowings were $608 thousand as compared to $613 thousand at December 31, 2022, a decrease of $5 thousand, or 0.8%.  This decrease was due to a decrease on Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.  In addition, Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which no amount was outstanding as of March 31, 2023 and December 31, 2022, respectively.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report for additional information on the Company’s subordinated notes payable, net, Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings increased by $27.9 million, or 56.8%, and average rates paid increased by 0.40% to 4.44% for the three months ended March 31, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Capital

Total stockholders’ equity as of March 31, 2023 was $141.9 million, an increase of $2.6 million, or 1.8%, from December 31, 2022.  Key drivers of this change were the net income attributable to the Company for the three months ended March 31, 2023, a decrease in accumulated other comprehensive (loss), net of tax, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, and cash dividends paid to shareholders.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of March 31, 2023 and December 31, 2022 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of March 31, 2023 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 10 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report for a more in-depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At March 31, 2023 and December 31, 2022

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$101,654	13.7%	$77,958	10.5%	$74,246	10.0%
Virginia Partners Bank	64,739	11.3%	60,292	10.5%	57,421	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	92,362	12.4%	63,109	8.5%	59,397	8.0%
Virginia Partners Bank	59,455	10.4%	48,808	8.5%	45,937	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	92,362	12.4%	51,972	7.0%	48,260	6.5%
Virginia Partners Bank	59,455	10.4%	40,195	7.0%	37,324	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	92,362	10.1%	36,642	4.0%	48,803	5.0%
Virginia Partners Bank	59,455	9.5%	25,142	4.0%	31,428	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	$10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the available for sale investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest bearing deposits in other financial institutions, and federal funds sold, averaged $104.6 million during the three months ended March 31, 2023, and totaled $92.1 million at March 31, 2023, as compared to an average of $343.9 million during the three months ended March 31, 2022, and a year-end position of $141.6 million at December 31, 2022.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At March 31, 2023, advances available totaled approximately $393.0 million of which approximately $48.8 million had been drawn. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

The Company closely monitors changes in the industry and market conditions that may impact the Company’s liquidity and will use other borrowing means or liquidity sources to fund its liquidity needs as necessary. The Company is also closely monitoring the potential impacts on the Company’s liquidity and funding strategies of developments in the banking industry that may change the availability of traditional sources of liquidity or market expectations with respect to available sources and amounts of additional liquidity, as well as declines in the fair value of the Company’s investment securities portfolio due to increasing market interest rates.

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

Accounting Standards Update

See Note 17 - Recent Accounting Pronouncements of the unaudited consolidated financial statements included in this Quarterly Report for details on recently issued accounting pronouncements and their expected impact on the Company’s financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In designing and evaluating the Company’s disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, management was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Effective January 1, 2023, the Company adopted ASU 2016-13. Related to adoption of the standard, the Company modified certain internal controls and designed and implemented certain new internal controls over the measurement of the allowance for credit losses on loans and the reserve for unfunded credit commitments and related disclosures. New internal controls related primarily to the modeling of expected credit losses on loans, including controls over critical data and other inputs and model results. There were no other changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the first three months of 2023 other than as noted above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the three months ended March 31, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2020 the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter ended March 31, 2023.

The following table provides information with respect to purchases made by or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the first quarter of 2023.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
January 1, 2023 to January 31, 2023	—	$ -	—	255,800
February 1, 2023 to February 28, 2023	—	$ -	—	255,800
March 1, 2023 to March 31, 2023	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

2.1

Agreement and Plan of Merger, dated as of February 22, 2023, by and between LINKBANCORP, Inc. and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2023).*

3.1

Articles of Incorporation of Partners Bancorp, with amendments thereto (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 1 to the Company’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on May 10, 2019).

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

3.2	Bylaws of Partners Bancorp, effective as of August 19, 2020 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 20, 2020).
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer.
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Principal Financial Officer.
32.1	Section 1350 Statement of Principal Executive Officer.
32.2	Section 1350 Statement of Principal Financial Officer.
101

Interactive data files formatted in iXBRL (Inline Extensible Business Reporting Language) for the quarter ended March 31, 2023: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholder’s Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to the Consolidated Financial Statements (unaudited).

104

The cover page from Partners Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

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

Partners Bancorp (Registrant)

Date: May 15, 2023	/s/ John W. Breda
John W. Breda
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)