Form 10-Q
period 2023-06-30
PARTNERS BANCORP
filed 2023-08-11
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 11, 2023, there were 17,985,577 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022
(Dollars in thousands, except per share amounts)	(Unaudited)	*

ASSETS
Cash and due from banks	$16,011	$14,678
Interest-bearing deposits in other financial institutions	43,128	103,922
Federal funds sold	17,478	22,990
Cash and cash equivalents	76,617	141,590
Securities available for sale, at fair value	129,259	133,657
Loans held for sale	519	1,314
Loans, less allowance for credit losses of $16,217 at June 30, 2023 and $14,315 at December 31, 2022	1,261,546	1,218,551
Accrued interest receivable	4,440	4,566
Premises and equipment, less accumulated depreciation	14,441	14,857
Restricted stock	6,163	6,512
Operating lease right-of-use assets	4,826	5,065
Financing lease right-of-use assets	1,482	1,550
Other investments	5,364	4,888
Bank owned life insurance	18,940	18,706
Core deposit intangible, net	1,300	1,540
Goodwill	9,582	9,582
Other assets	13,983	12,234
Total assets	$1,548,462	$1,574,612
LIABILITIES
Deposits:
Non-interest-bearing demand	$500,500	$528,770
Interest-bearing demand	118,842	121,787
Savings and money market	387,596	431,538
Time	311,544	257,510
	1,318,482	1,339,605
Accrued interest payable on deposits	907	267
Short-term borrowings with the Federal Home Loan Bank	31,100	42,000
Long-term borrowings with the Federal Home Loan Bank	19,800	19,800
Subordinated notes payable, net	22,238	22,215
Other borrowings	602	613
Operating lease liabilities	5,230	5,465
Financing lease liabilities	1,941	2,006
Other liabilities	4,855	3,312
Total liabilities	1,405,155	1,435,283
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,985,577 as of June 30, 2023 and 17,973,724 as of December 31, 2022, including 9,338 nonvested shares as of June 30, 2023 and 18,669 nonvested shares as of December 31, 2022	180	180
Surplus	88,785	88,669
Retained earnings	67,097	62,854
Noncontrolling interest in consolidated subsidiaries	592	707
Accumulated other comprehensive loss, net of tax	(13,347)	(13,081)
Total stockholders' equity	143,307	139,329
Total liabilities and stockholders' equity	$1,548,462	$1,574,612

* Derived from audited consolidated financial statements.

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
INTEREST INCOME ON:
Loans, including fees	$17,118	$13,209	$33,269	$26,103
Investment securities:
Taxable	676	516	1,364	912
Tax-exempt	187	181	372	365
Federal funds sold	306	63	570	80
Other interest income	536	554	1,240	716
	18,823	14,523	36,815	28,176
INTEREST EXPENSE ON:
Deposits	3,163	1,126	5,128	2,369
Borrowings	821	508	1,679	1,013
	3,984	1,634	6,807	3,382
NET INTEREST INCOME	14,839	12,889	30,008	24,794
Provision for credit losses	93	319	393	384
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	14,746	12,570	29,615	24,410
OTHER INCOME:
Service charges on deposit accounts	262	249	509	472
Mortgage banking income, net	104	427	356	718
Impairment loss on restricted stock	—	(1)	—	(1)
Other income	709	778	1,436	1,556
	1,075	1,453	2,301	2,745
OTHER EXPENSES:
Salaries and employee benefits	5,849	5,504	11,854	11,080
Premises and equipment	1,374	1,400	2,776	2,881
(Gains) and operating expenses on other real estate owned, net	—	(2)	—	(9)
Amortization of core deposit intangible	119	132	240	266
Merger related expenses	428	157	1,460	553
Other expenses	3,121	2,723	6,171	5,530
	10,891	9,914	22,501	20,301
INCOME BEFORE TAXES ON INCOME	4,930	4,109	9,415	6,854
Federal and state income taxes	1,250	926	2,436	1,622
NET INCOME	$3,680	$3,183	$6,979	$5,232
Net loss (income) attributable to noncontrolling interest	84	(4)	115	56
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$3,764	$3,179	$7,094	$5,288
Earnings per common share:
Basic earnings per share	$0.21	$0.18	$0.39	$0.29
Diluted earnings per share	$0.21	$0.18	$0.39	$0.29

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
NET INCOME	$3,680	$3,183	$6,979	$5,232
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized holding losses on securities available for sale arising during the period	(2,052)	(6,783)	(331)	(14,442)
Deferred income tax effect	477	1,549	65	3,365
Other comprehensive loss, net of tax	(1,575)	(5,234)	(266)	(11,077)

TOTAL OTHER COMPREHENSIVE LOSS	(1,575)	(5,234)	(266)	(11,077)
COMPREHENSIVE INCOME (LOSS)	$2,105	$(2,051)	$6,713	$(5,845)
Comprehensive loss (income) attributable to noncontrolling interest	84	(4)	115	56
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS BANCORP	$2,189	$(2,055)	$6,828	$(5,789)

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Loss	Equity
Balances, March 31, 2022	$179	$88,529	$52,965	$1,118	$(5,528)	$137,263
Net income	—	—	3,179	4	—	3,183
Other comprehensive loss, net of tax	—	—	—	—	(5,234)	(5,234)
Comprehensive loss						(2,051)
Cash dividends, $0.025 per share	—	—	(449)	—	—	(449)
Stock-based compensation expense	—	23	—	—	—	23
Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,762)	$134,786

Balances, March 31, 2023	$180	$88,762	$64,052	$676	$(11,772)	$141,898
Net income (loss)	—	—	3,764	(84)	—	3,680
Other comprehensive loss, net of tax	—	—	—	—	(1,575)	(1,575)
Comprehensive income						2,105
Cash dividends, $0.040 per share	—	—	(719)	—	—	(719)
Stock-based compensation expense	—	23	—	—	—	23
Balances, June 30, 2023	$180	$88,785	$67,097	$592	$(13,347)	$143,307

For the six months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	5,288	(56)	—	5,232
Other comprehensive loss, net of tax	—	—	—	—	(11,077)	(11,077)
Comprehensive loss						(5,845)
Cash dividends, $0.050 per share	—	—	(898)	—	—	(898)
Minority interest equity distribution	—	—	—	(1)	—	(1)
Stock option exercises, net	—	115	—	—	—	115
Stock-based compensation expense	—	47	—	—	—	47
Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,762)	$134,786

Balances, December 31, 2022	$180	$88,669	$62,854	$707	$(13,081)	$139,329
Net income (loss)	—	—	7,094	(115)	—	6,979
Other comprehensive loss, net of tax	—	—	—	—	(266)	(266)
Comprehensive income						6,713
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	(1,412)	—	—	(1,412)
Cash dividends, $0.080 per share	—	—	(1,439)	—	—	(1,439)
Stock option exercises, net	—	69	—	—	—	69
Stock-based compensation expense	—	47	—	—	—	47
Balances, June 30, 2023	$180	$88,785	$67,097	$592	$(13,347)	$143,307

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,094	$5,288
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	393	384
Depreciation	837	943
Amortization and accretion	124	250
Loss on equity securities	—	151
Gain on sale of loans held for sale, originated	(334)	(655)
Net gains on other real estate owned, including write‑downs	—	(5)
Increase in bank owned life insurance cash surrender value	(234)	(225)
Stock‑based compensation expense, net of employee tax obligation	47	47
Net accretion of certain acquisition related fair value adjustments	(45)	(175)
Impairment loss on restricted stock	—	1
Changes in assets and liabilities:
Loans held for sale	1,129	1,663
Accrued interest receivable	126	227
Other assets	(946)	(744)
Accrued interest payable on deposits	640	(63)
Other liabilities	903	(453)
Net cash provided by operating activities	9,734	6,634
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,768)	(35,206)
Purchases of other investments	(476)	(15)
Proceeds from maturities and paydowns of securities available for sale	5,734	7,138
Net increase in loans	(44,538)	(52,804)
Purchases of premises and equipment	(421)	(415)
Proceeds from the sales of foreclosed assets	—	842
Redemption (purchase) of restricted stocks	349	(64)
Net cash used in investing activities	(41,120)	(80,524)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in demand, money market, and savings deposits, net	(75,157)	104,810
Cash received for the exercise of stock options	69	115
Increase (decrease) in time deposits, net	54,033	(52,343)
Decrease in borrowings, net	(10,913)	(91)
Net decrease in minority interest contributed capital	(115)	(57)
Decrease in finance lease liability	(65)	(59)
Dividends paid	(1,439)	(898)
Net cash (used in) provided by financing activities	(33,587)	51,477
Net decrease in cash and cash equivalents	(64,973)	(22,413)
Cash and cash equivalents, beginning of period	141,590	338,829
Cash and cash equivalents, ending of period	$76,617	$316,416
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$5,557	$3,965
Income taxes paid	2,498	1,461
Right of use assets and corresponding lease liabilities	190	—
Unrealized loss on securities available for sale	(331)	(14,442)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES:
Cumulative effect adjustment due to the adoption of ASU 2016-13	$(1,412)	$—

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

Significant accounting policies not disclosed elsewhere in the consolidated financial statements are as follows:

Principles of Consolidation:

The consolidated financial statements include the accounts of the Company; the Subsidiaries, along with their consolidated subsidiaries: Delmarva Real Estate Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Davie Circle, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; Delmarva BK Holdings, LLC, a wholly owned subsidiary of Delmarva, which is a real estate holding company; DHB Development, LLC, of which Delmarva previously held a 40.55% interest, and which is a real estate holding company; Bear Holdings, Inc., a wholly owned subsidiary of Partners, which is a real estate holding company; Johnson Mortgage Company, LLC (“JMC”), of which Partners owns a 51% interest, and which is a residential mortgage company; and 410 William Street, LLC, a wholly owned subsidiary of Partners, which holds investment property. During the second quarter of 2023, DHB Development, LLC was dissolved, and all remaining assets were distributed to the members, which resulted in no gain or loss to the Company.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at June 30, 2023 and December 31, 2022, the results of its operations for three and six months and its cash flows for the six months ended June 30, 2023 and 2022 in conformity with U.S. GAAP.

Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period.

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

Adoption of New Accounting Standard in 2023:

Effective January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”), which replaced the prior incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL” or the “CECL Standard”). The measurement of expected credit losses under the CECL Standard is applicable to financial assets measured at amortized cost, including portfolio loans and investment securities classified as held to maturity (“HTM”). It also applies to off-balance-sheet credit exposures including loan commitments, standby letters of credit, financial guarantees and other similar instruments. In addition, the CECL Standard changes the accounting for investment securities classified as available for sale ("AFS"), including a requirement that estimated credit losses on AFS investment securities be presented as an allowance rather than as a direct write-down of the carrying balance of investment securities which the Company does not currently intend to sell or does not believe, based on current conditions, that it is likely that the Company will be required to sell.

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

Dollars in thousands		Change in Consolidated Balance Sheet	Tax Effect	Change to Retained Earnings from Adoption of ASU 2016-13

Allowance for credit losses ("ACL") - loans		$1,330	$310	$1,020
Adjustment related to purchased credit-deteriorated loans	(1)	9	-	9
Total ACL - loans		1,339	310	1,029
Adjustment to PCD Loans		(9)	-	(9)
ACL - unfunded credit commitments		512	120	392
Total impact of CECL adoption		$1,842	$430	$1,412

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

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures” (“ASU 2022-02”).  ASU 2022-02 addresses areas identified by the Financial Accounting Standards Board (“FASB”) as part of its post-implementation review of the credit losses standard (ASU 2016-13) that introduced the CECL Standard. The amendments eliminate the accounting guidance for troubled debt restructurings (“TDRs”) by creditors that have adopted the CECL Standard and enhance the disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. In addition, the amendments require that the Company disclose current-period gross write-offs for financing receivables and net investment in leases by year of origination in the vintage disclosures. The Company adopted the standard prospectively and it did not have a material impact on the consolidated financial statements.

In December 2018, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Office of Comptroller of the Currency (“OCC”) approved a final rule to address changes to credit loss accounting under U.S. GAAP, including banking organizations’ adoption of the CECL Standard. The final rule provides banking organizations the option to phase-in, over a three-year period, the day-one adverse effects on regulatory capital that may result from the adoption of the new accounting standard. The Company has elected to phase-in the impact of the adoption of this standard on the Company’s regulatory capital over the three-year transition period. See Note 9 – Regulatory Capital Requirements for further information.

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

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit losses when management believes an AFS investment security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At June 30, 2023, there was no allowance for credit losses related to the AFS investment securities portfolio.

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

Restricted Stock, Equity Securities and Other Investments:

Federal Reserve Bank (“FRB”) stock, at cost, Federal Home Loan Bank (“FHLB”) stock, at cost, Atlantic Central Bankers Bank (“ACBB”) stock, at cost, and Community Bankers Bank (“CBB”) stock, at cost, are equity interests in the FRB, FHLB, ACBB, and CBB, respectively. These securities do not have a readily determinable fair value for purposes of ASC 321 “Investments-Equity Securities” (“ASC 321”) because their ownership is restricted and they lack an active market. As there is no readily determinable fair value for these securities, they are carried at cost less any impairment.

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

Other investments include an equity ownership of Solomon Hess SBA Loan Fund LLC, for which the value is adjusted for its pro rata share of assets in the fund.  Other investments also include equity securities the Company holds with Community Capital Management in their Community Reinvestment Act (“CRA”) Qualified Investment Fund.

Bank Owned Life Insurance:

The Company has purchased life insurance policies on certain key executives.  Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probable at settlement.

Loans and the Allowance for Credit Losses:

Loans are generally carried at the amount of unpaid principal, adjusted for deferred loan fees and costs, which are amortized over the term of the loan using the effective interest rate method. Interest on loans is accrued based on the principal amounts outstanding. It is the Company’s policy to discontinue the accrual of interest when a borrower is determined to be experiencing financial difficulty or when principal or interest on the loan is delinquent for ninety days or more. When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period interest income. Cash collections on loans classified as nonaccrual are applied as reductions of the loan principal balance and no interest income is recognized on those loans until the principal balance has been collected. As a general rule, a nonaccrual loan may be restored to accrual status when (1) none of its principal and interest is due and unpaid, and the Company expects repayment of the remaining contractual principal and interest, or (2) when it otherwise becomes well secured and in the process of collection.

The allowance for credit losses is maintained at a level believed to be adequate by management to absorb expected losses inherent in the loan portfolio and is based on the size and current risk characteristics of the loan portfolio, the concentration of credits within each segment, the effects of any changes in lending policies, procedures, including underwriting standards and collections, charge-off and recovery practices, the effects of changes in the experience, depth and ability of management, the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors, an assessment of individually evaluated loans and actual loss experience, the value of the underlying collateral, the condition of various market segments, both locally and nationally, and current reasonable and supportable forecasts of economic events in specific industries and geographical areas, including unemployment levels, and other pertinent factors, including regulatory guidance and general economic conditions, along with external factors such as competition and the legal environment. The Company’s allowance for credit losses incorporates forward-looking information and applies a reversion methodology beyond the reasonable and supportable forecast period of twelve months.  After the forecast period, the Company’s model immediately reverts back to the historical loss rate adjusted for the quantitative factors described above for the remaining contractual life of the financial assets.  Determination of the allowance for credit losses is inherently subjective, as it requires significant estimates, which may be susceptible to significant change. Loan losses are charged off against the allowance for credit losses, while recoveries of amounts previously charged off are credited to the allowance for credit losses. A provision for credit losses is charged to operations based on management's periodic evaluation of the factors previously mentioned, as well as other pertinent factors. Evaluations are conducted at least quarterly and more often if deemed necessary.  Expected credit losses are estimated over the contractual term of the loans, and are adjusted for expected prepayments.

The Company’s allowance for credit losses measures the expected lifetime loss using pooled assumptions and loan level details for loans that share common risk characteristics and evaluates an individual reserve in instances where the loans do not share the same risk characteristics.

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

Expected losses for the Company’s collectively assessed loan segments are estimated using the average charge-off method, which calculates an estimate of losses based upon historical experience and is applied prospectively across the life of each loan.  This method calculates future cash flows at the individual loan level based upon loan characteristics.  Life calculations for each loan grouping incorporates future cash flows at the loan level, in addition to prepayment assumptions.

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

The Company obtains appraisals from a pre-approved list of independent, third party appraisers located in the market in which the collateral is located. At a minimum, it is ascertained that the appraiser is currently licensed in the state in which the property is located, experienced in the appraisal of properties similar to the property being appraised, has knowledge of current real estate market conditions and financing trends, and is reputable. Independent appraisals or valuations are obtained on all individually assessed loans, and these appraisals or valuations are updated every twelve months.  External valuation sources are the primary source to value collateral dependent loans; however, the Company may also utilize values obtained through other valuation sources. These alternative sources of value are used only if deemed to be more representative of value based on updated information regarding collateral resolution. The specific reserve on loans individually assessed is updated, reviewed, and approved on a quarterly basis at or near the end of each reporting period.

The Company performs regular credit reviews of the loan portfolio to review the credit quality and adherence to its underwriting standards. Upon origination, each commercial loan is assigned a risk rating, with loans closer to one having less risk. This risk rating scale is the Company’s primary credit quality indicator.

Loan Charge-off Policies

Loans are generally fully or partially charged down to the fair value of securing collateral when:

●	management deems the asset to be uncollectible;
●	repayment is deemed to be made beyond the reasonable time frames;
●	the asset has been classified as a loss by internal or external review; or
●	the borrower has filed bankruptcy and the loss becomes evident owing to a lack of assets.

Acquired Loans

Loans acquired in connection with acquisitions are recorded at their acquisition date fair value with no carryover of related allowance for credit losses. Acquired loans are classified into two categories: (1) PCD loans, which are purchased financial instruments with more than insignificant credit deterioration, and (2) loans with insignificant credit deterioration (“non-PCD”). PCD loans are defined as a loan or group of loans that have experienced more than insignificant credit deterioration since origination. Non-PCD loans will have an allowance for credit losses established on the acquisition date, which is recognized in the current period provision for credit losses. For PCD loans, an allowance for credit losses is recognized on day 1 by adding it to the fair value of the loan, which is the “Day 1 amortized cost basis”. There is no provision for credit losses recognized on PCD loans because the initial allowance for credit losses is established by grossing-up the amortized cost of the PCD loan. Determining the fair value of the acquired loans involves estimating the principal and interest cash flows expected to be collected on the loans and discounting those cash flows at a market rate of interest. Management considers a number of factors in evaluating the acquisition date fair value including the remaining life of the acquired loans, delinquency status, estimated prepayments, payment options and other loan features, internal risk grade, estimated value of the underlying collateral and interest rate environment.

PCD loans are accounted for in accordance with ASC 326-20, Financial Instruments- Credit Losses- Measured at Amortized Cost (“ASC 326-20”), if, at acquisition, the loan or pool of loans has experienced more than insignificant credit deterioration since origination. At acquisition, the Company considers several factors as indicators that an acquired loan or pool of loans has experienced more than insignificant credit deterioration. These factors include loans 30 days or more past due, loans with an internal risk grade of below average or lower, loans classified as nonaccrual by the acquired institution, and the materiality of the credit.

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

TDRs prior to the Adoption of ASU 2022-02

Prior to the adoption of ASU 2022-02, a loan was accounted for and reported as a TDR when, for economic or legal reasons, the Company granted a concession to a borrower experiencing financial difficulty that it would not otherwise consider.  Management would work with borrowers identified as being in financial difficulty to modify to more affordable terms before their loan would reach nonaccrual status.  These modified terms may have included rate reductions, principal forgiveness, payment forbearance and other actions intended to minimize the economic loss and to avoid foreclosure or repossession of the collateral.  A restructuring that resulted in only an insignificant delay in payment was not considered a concession.  A delay may have been considered insignificant if the payments subject to the delay were insignificant relative to the unpaid principal or collateral value and the contractual amount due, or the delay in timing of the restructured payment period was insignificant relative to the frequency of the payments, the loan’s original contractual maturity or original expected duration.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors.  Loans are made in connection with the purchase or refinancing of existing and new one to four family residences primarily in southeastern and northern Virginia.  Loans are initially funded primarily by JMC’s lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid.  Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first two quarters of 2023 or 2022.  JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time.  JMC has never been required to repurchase a loan and no indemnification reserve has been recorded as of June 30, 2023 or December 31, 2022 for possible repurchases.  Management does not believe that a provision for early default or refinancing cost is necessary at June 30, 2023 or December 31, 2022.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding.  While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates.  However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rates.  The fair value of rate lock commitments and forward sales commitments was considered immaterial at June 30, 2023 and December 31, 2022 and an adjustment was not recorded.  Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in “Other expenses” on the Company’s Consolidated Statements of Income. At June 30, 2023 and December 31, 2022, there were no properties included in OREO.

Intangible Assets and Amortization:

During the fourth quarter of 2019, the Company acquired Partners, and during the first quarter of 2018, the Company acquired Liberty Bell Bank (“Liberty”).   ASC 350, Intangibles-Goodwill and Other (“ASC 350”) prescribes accounting for intangible assets subsequent to initial recognition. Acquired intangible assets (such as core deposit intangibles) are separately recognized if the benefit of the assets can be sold, transferred, licensed, rented, or exchanged, and amortized over their useful lives. Intangible assets related to the acquisitions of Partners and Liberty are being amortized over their remaining useful life. See Note 12 – Goodwill and Intangible Assets for further information.

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment adjustment of goodwill was required for the six months ended June 30, 2023 or 2022 or for the year ended December 31, 2022 based on management’s assessment.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the consolidated statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,985,577 and 17,985,267 for the three and six months ended June 30, 2023, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards. See Note 8 – Earnings Per Share for further information.

Note 2. Investment Securities

The Company’s AFS investment securities portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company. In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All AFS investment securities were current with no AFS investment securities past due or on nonaccrual as of June 30, 2023 or December 31, 2022. As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of June 30, 2023.

The following tables summarize the amortized cost and fair value of AFS investment securities and the corresponding amounts of gross unrealized gains and losses at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,191	$—	$1,660	$15,531
Obligations of States and political subdivisions	29,654	13	2,412	27,255
Mortgage-backed securities	97,306	—	13,120	84,186
Subordinated debt investments	2,470	—	183	2,287
	$146,621	$13	$17,375	$129,259

	December 31, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,115	$—	$1,649	$15,466
Obligations of States and political subdivisions	29,480	7	2,422	27,065
Mortgage-backed securities	101,626	—	12,886	88,740
Subordinated debt investments	2,468	—	82	2,386
	$150,689	$7	$17,039	$133,657

Gross unrealized losses and fair values, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position, at June 30, 2023 and December 31, 2022, are as follows:

	June 30, 2023
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$7,659	$169	$7,872	$1,491	$15,531	$1,660
Obligations of States and political subdivisions	9,479	232	17,087	2,180	26,566	2,412
Mortgage-backed securities	1,456	59	82,727	13,061	84,183	13,120
Subordinated debt investments	442	37	1,595	146	2,037	183
Total investment securities with unrealized losses	$19,036	$497	$109,281	$16,878	$128,317	$17,375

	December 31, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$12,447	$829	$3,019	$820	$15,466	$1,649
Obligations of States and political subdivisions	23,975	1,714	1,821	708	25,796	2,422
Mortgage-backed securities	34,133	2,343	54,605	10,543	88,738	12,886
Subordinated debt investments	2,136	82	—	—	2,136	82
Total investment securities with unrealized losses	$72,691	$4,968	$59,445	$12,071	$132,136	$17,039

At June 30, 2023, there were two mortgage-backed investment securities (“MBS”), eight agency investment securities, one subordinated debt investment security and twenty-two municipal investment securities that have been in a continuous unrealized loss position for less than twelve months. At June 30, 2023, there were sixty-nine MBS investment securities, ten agency investment securities, three subordinated debt investment securities, and thirty-eight municipal investment securities that had been in a continuous unrealized loss position for more than twelve months.

The Company has evaluated AFS investment securities in an unrealized loss position for credit related impairment at June 30, 2023 and concluded no impairment existed based on several factors, which included: (1) the majority of these investment securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the investment securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investment securities and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investment securities before recovery of their amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of June 30, 2023.

During the three and six months ended June 30, 2023 and 2022, the Company did not sell any investment securities.

During the three and six months ended June 30, 2023, no investment securities either matured or were called.  During the three months ended June 30, 2022, there were no investment securities that either matured or were called, and during the six months ended June 30, 2022, one investment security either matured or was called, resulting in no gain or loss for the period.

The Company has pledged certain investment securities as collateral for qualified customers’ deposit accounts at June 30, 2023 and December 31, 2022.  The amortized cost and fair value of these pledged investment securities was $10.2 million and $8.9 million, respectively, at June 30, 2023.  The amortized cost and fair value of these pledged investment securities was $10.4 million and $9.1 million, respectively, at December 31, 2022.

The Company realized a loss of $27 thousand on equity securities during the three months ended June 30, 2023 and no gain or loss on equity securities during the six months ended June 30, 2023. The Company realized a loss of $62 thousand and $151 thousand on equity securities during the three and six months ended June 30, 2022, respectively. These losses are included in “Other expenses” in the Consolidated Statements of Income.

Contractual maturities of investment securities at June 30, 2023 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS investment securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government National Mortgage Association. Repayment of MBS investment securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of AFS investment securities:

	June 30, 2023
	Investment Securities AFS
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$995	$976
Due after one year through five years	17,599	16,750
Due after five years through ten years	40,755	37,757
Due after ten years or more	87,272	73,776
	$146,621	$129,259

Note 3. Loans and Allowance for Credit Losses

Major categories of loans as of June 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Originated Loans
Real Estate Mortgage
Construction and land development	$108,339	$117,256
Residential real estate	218,967	204,211
Nonresidential	671,580	633,910
Home equity loans	22,558	22,866
Commercial	129,728	115,221
Consumer and other loans	2,724	2,554
	1,153,896	1,096,018
Acquired Loans
Real Estate Mortgage
Construction and land development	51	40
Residential real estate	23,911	25,693
Nonresidential	81,546	88,710
Home equity loans	7,870	8,579
Commercial	10,273	13,332
Consumer and other loans	216	494
	123,867	136,848
Total Loans
Real Estate Mortgage
Construction and land development	108,390	117,296
Residential real estate	242,878	229,904
Nonresidential	753,126	722,620
Home equity loans	30,428	31,445
Commercial	140,001	128,553
Consumer and other loans	2,940	3,048
	1,277,763	1,232,866
Less: Allowance for credit losses	(16,217)	(14,315)
	$1,261,546	$1,218,551

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

All loan information presented as of June 30, 2023 is in accordance with ASU 2016-13.  All loan information presented as of December 31, 2022, or prior to the three and six month periods ended June 30, 2023, is presented in accordance with previously applicable U.S. GAAP.  Prior to adopting ASU 2016-13, the Company reviewed and analyzed each of the segments above using historical charge-off experience for their respective segments as well as the following qualitative factors: changes in the levels and trends in delinquencies, nonaccruals, classified assets and TDRs; changes in the value of underlying collateral; changes in the nature and volume of the portfolio; effects of any changes in lending policies, procedures, including underwriting standards and collections, charge-off and recovery practices; changes in the experience, depth and ability of management; changes in the national and local economic conditions and developments, including the condition of various market segments; changes in the concentration of credits within each pool; changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors; changes in external factors such as competition and the legal environment.  These factors resulted in a FASB ASC 450-10-20 calculated reserve for environmental factors.

Credit quality indicators are utilized to help estimate the collectability of each loan within the segments.  The primary credit quality indicator used for evaluating credit quality is the risk rating categories of Pass, Watch, Special Mention, Substandard, and Doubtful.  While other credit quality indicators may be evaluated as part of the Company’s credit risk management activities, including delinquency trends and loan or borrower specific market conditions, among other things, these indicators are primarily used in estimating the allowance for credit losses.  The determination for a specific reserve is measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan is the operation or liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling cost when foreclosure is probable, instead of discounted cash flows. If management determined that the value of the loan is less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), a specific reserve is recognized within the allowance for credit losses estimate or a charge-off to the allowance for credit losses.

The establishment of a specific reserve does not necessarily mean that the loan with the specific reserve will definitely incur a loss at the reserve level. It is only an estimation of potential loss based upon known events that are subject to change. A specific reserve will not be established unless loss elements can be determined and quantified based on known facts.

The following table includes impairment information relating to loans and the allowance for credit losses as of December 31, 2022, prior to the adoption of ASU 2016-13:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Balance at December 31, 2022
Purchased credit impaired loans:
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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and six months ended June 30, 2023 and the year ended December 31, 2022.  Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	June 30, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$2,364	$2,556	$7,622	$641	$2,357	$47	$509	$16,096
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	(2)	(14)	—	(16)
Recoveries	—	10	20	1	21	3	—	55
Provision/(recovery)	(431)	144	381	(14)	187	11	(196)	82
Ending Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217
Six Months Ended
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(52)	(29)	—	(91)
Recoveries	—	27	19	2	93	11	—	152
Provision/(recovery)	(1,056)	365	946	(76)	257	16	50	502
Ending Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217

	December 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	(13)	—	(1,555)	(27)	(182)	(72)	—	(1,849)
Recoveries	1	59	23	9	20	48	—	160
Provision/(recovery)	(51)	107	930	55	195	64	48	1,348
Ending Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315

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

The following tables show nonaccrual loans as of June 30, 2023 and December 31, 2022:

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At June 30, 2023	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$246	$—	$246	$—
Residential real estate	1,220	—	1,220	—
Nonresidential	673	—	673	—
Home equity loans	52	—	52	—
Commercial	—	299	299	282
Consumer and other loans	—	—	—	—
TOTAL	$2,191	$299	$2,490	$282

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At December 31, 2022	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$248	$11	$259	$8
Residential real estate	1,263	—	1,263	—
Nonresidential	305	—	305	—
Home equity loans	—	—	—	—
Commercial	—	327	327	282
Consumer and other loans	—	—	—	—
TOTAL	$1,816	$338	$2,154	$290

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2016-13 effective January 1, 2023, including the adoption of ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.  As of June 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three or six months ended June 30, 2023, and as such, did not have any loans made to borrowers experiencing financial difficulty that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

There was one loan secured by a 1-4 family residential property in the process of foreclosure at June 30, 2023. There were no loans secured by 1-4 family residential properties that were in the process of foreclosure at December 31, 2022.

TDR Disclosures Prior to the Adoption of ASU 2022-02

There was one loan modified under the terms of a TDR during the three and six months ended June 30, 2022. A summary of loans that were modified under the terms of a TDR during the three and six months ended June 30, 2022 is shown below by class. The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date. Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Total

	Dollars in Thousands
Three months ended June 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48,303	$—	$—	$—	$—	$48,303
Post-modification recorded balance	—	48,263	—	—	—	—	48,263
Six months ended June 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48,303	$—	$—	$—	$—	$48,303
Post-modification recorded balance	—	48,263	—	—	—	—	48,263

During the three and six months ended June 30, 2022, there were no loans modified as a TDR that subsequently defaulted during the period ended June 30, 2022, which had been modified as a TDR during the twelve months prior to default.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at June 30, 2023 and December 31, 2022. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

Loss — Loans in this category are of little value and are not warranted as a bankable asset.

A summary of loans by risk rating segmented by year of origination as of June 30, 2023 is as follows:

	Term Loans by Origination Year						Revolving
At June 30, 2023	Prior	2019	2020	2021	2022	2023	Loans	Total
	Dollars in thousands
Construction and Land Development
Pass	$4,664	$1,377	$5,927	$22,432	$40,966	$18,693	$14,085	$108,144
Marginal	—	—	—	—	—	—	—	—
Substandard	74	—	—	—	—	—	172	246
	4,738	1,377	5,927	22,432	40,966	18,693	14,257	108,390
Residential Real Estate
Pass	60,716	15,960	27,179	51,640	55,351	14,055	16,307	241,208
Marginal	—	—	—	—	—	—	—	—
Substandard	1,670	—	—	—	—	—	—	1,670
	62,386	15,960	27,179	51,640	55,351	14,055	16,307	242,878
Nonresidential
Pass	212,558	65,028	88,216	170,428	174,165	30,277	10,239	750,911
Marginal	—	—	—	—	—	—	—	—
Substandard	505	385	1,325	—	—	—	—	2,215
	213,063	65,413	89,541	170,428	174,165	30,277	10,239	753,126
Home Equity
Pass	139	—	19	—	25	—	30,148	30,331
Marginal	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	97	97
	139	—	19	—	25	—	30,245	30,428
Commercial
Pass	7,520	4,192	13,640	21,675	16,640	21,092	54,495	139,254
Marginal	—	115	—	—	—	—	332	447
Substandard	299	—	—	—	1	—	—	300
	7,819	4,307	13,640	21,675	16,641	21,092	54,827	140,001
Consumer and Other
Pass	603	32	161	669	430	487	355	2,737
Marginal	—	—	—	—	—	—	203	203
Substandard	—	—	—	—	—	—	—	—
	603	32	161	669	430	487	558	2,940
TOTAL	$288,748	$87,089	$136,467	$266,844	$287,578	$84,604	$126,433	$1,277,763

Gross Charge-offs	$3	$—	$10	$—	$50	$28	$—	$91

A summary of loans by risk rating as of December 31, 2022 is as follows:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
At December 31, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Total

	Dollars in Thousands
Pass	$117,037	$228,217	$721,225	$31,347	$127,241	$2,700	$1,227,767
Marginal	—	—	872	—	985	348	2,205
Substandard	259	1,687	523	98	327	—	2,894
TOTAL	$117,296	$229,904	$722,620	$31,445	$128,553	$3,048	$1,232,866

The following tables include an aging analysis of the recorded investment of past due loans as of June 30, 2023 and December 31, 2022:

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At June 30, 2023	Past Due *	Past Due **	Past Due***	Past Due	Balance****	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$—	$—	$246	$246	$108,144	$108,390	$—
Residential real estate	260	76	252	588	242,290	242,878	252
Nonresidential	—	2,876	673	3,549	749,577	753,126	—
Home equity loans	178	—	—	178	30,250	30,428	—
Commercial	—	—	—	—	140,001	140,001	—
Consumer and other loans	—	—	—	—	2,940	2,940	—
TOTAL	$438	$2,952	$1,171	$4,561	$1,273,202	$1,277,763	$252

* Includes $133 thousand of nonaccrual loans.

** Includes $40 thousand of nonaccrual loans.

*** Includes $918 thousand of nonaccrual loans.

**** Includes $1.4 million of nonaccrual loans.

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

	Real Estate	Non-Real Estate		Allowance for
At June 30, 2023	Secured Loans	Secured Loans	Total Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$246	$—	$246	$—
Residential real estate	1,330	—	1,330	—
Nonresidential	890	—	890	—
Home equity loans	52	—	52	—
Commercial	—	299	299	282
Consumer and other loans	—	—	—	—
TOTAL	$2,518	$299	$2,817	$282

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

Impaired Loans (prior to the Adoption of ASU 2016-13)

Prior to the adoption of ASU 2016-13, impaired loans were defined as nonaccrual loans, TDRs, PCI loans, and loans risk rated as substandard, doubtful or loss. When management identified a loan as impaired, the impairment was measured for potential loss based on the present value of expected future cash flows, discounted at the loan's effective interest rate, except when the sole (remaining) source of repayment for the loan was the operation or liquidation of the collateral. In these cases, management used the current fair value of the collateral, less selling cost when foreclosure was probable, instead of discounted cash flows. If management determined that the value of the impaired loan was less than the recorded investment in the loan (net of previous charge-offs, deferred loan fees or costs and unamortized premium or discount), impairment was recognized through an allowance for credit losses estimate or a charge-off to the allowance for credit losses.

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

Total impaired loans of $4.8 million at December 31, 2022 do not include PCI loans of $1.1 million, which are net of a remaining purchase discount of $414 thousand. At December 31, 2022, there were no specific reserves related to PCI loans included in the allowance for credit losses.

		Unpaid	Interest		Average
	Recorded	Principal	Income	Specific	Recorded
December 31, 2022	Investment	Balance	Recognized	Reserve	Investment

	Dollars in Thousands
Impaired loans with specific reserves:
Real Estate Mortgage
Construction and land development	$11	$24	$1	$8	$18
Residential real estate	—	—	—	—	—
Nonresidential	—	—	—	—	—
Home equity loans	—	—	—	—	—
Commercial	326	337	45	282	368
Consumer and other loans	—	—	—	—	—
Total impaired loans with specific reserves	337	361	46	290	386
Impaired loans with no specific reserve:
Real Estate Mortgage
Construction and land development	248	248	2	—	249
Residential real estate	1,748	1,748	42	—	1,797
Nonresidential	2,442	2,442	301	—	3,932
Home equity loans	54	54	2	—	53
Commercial	—	—	—	—	—
Consumer and other loans	—	—	—	—	—
Total impaired loans with no specific reserve	4,492	4,492	347	—	6,031
TOTAL	$4,829	$4,853	$393	$290	$6,417

All acquired loans were initially recorded at fair value at the acquisition date. Prior to the adoption of ASU 2016-13, the outstanding balance and the carrying amount of acquired loans included in the consolidated balance sheets are as follows:

Dollars in Thousands	December 31, 2022
Accountable for under ASC 310-30 (PCI loans)
Outstanding balance	$1,470
Carrying amount	1,056
Accountable for under ASC 310-20 (non-PCI loans)
Outstanding balance	$137,106
Carrying amount	135,792
Total acquired loans
Outstanding balance	$138,576
Carrying amount	136,848

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20 for the six months ended June 30, 2022:

Dollars in Thousands	June 30, 2022
Beginning balance	$1,896
Accretion	(392)
Other changes, net	—
Ending balance	$1,504

During the three and six months ended June 30, 2022, the Company recorded $19 thousand and $55 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of June 30, 2023 and December 31, 2022.

Concentration of Risk

The Company makes loans to customers located primarily within Anne Arundel, Charles, Calvert, St. Mary’s, Wicomico and Worcester Counties, Maryland, Sussex County, Delaware, Camden and Burlington Counties, New Jersey, the Greater Fredericksburg, Virginia area (Stafford County, Spotsylvania County, King George County, Caroline County, and the City of Fredericksburg, Virginia) and the Greater Washington D.C. area (the District of Columbia, Arlington County, Clarke County, Fairfax County, Fauquier County, Loudoun County, Prince William County, Warren County, and the Cities of Alexandria, Fairfax, Falls Church, Manassas, Manassas Park, and Reston, Virginia). A substantial portion of the Company’s loan portfolio consists of residential and commercial real estate mortgages.  The ability of the Company’s debtors to honor their contracts is dependent upon the real estate and general economic conditions in these areas.

Off-Balance Sheet Arrangements and Commitments

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

The Company records an allowance for credit losses on off-balance sheet credit exposures through a charge to provision for credit losses in the Company’s Consolidated Statements of Income.  The allowance for credit losses on off-balance sheet credit exposures is a liability account, calculated in accordance with ASU 2016-13, representing expected credit losses over the contractual period for which the Company is exposed to credit risk resulting from a contractual obligation to extend credit. No allowance for credit losses is recognized if the Company has the unconditional right to cancel the obligation. Off-balance sheet credit exposures primarily consist of amounts available under outstanding lines of credit and letters of credit. For the period of exposure, the estimate of expected credit losses considers both the likelihood that funding will occur and the amount expected to be funded over the estimated remaining life of the commitment or other off-balance sheet exposure. The likelihood and expected amount of funding are based on historical utilization rates. The amount of the allowance for credit losses represents management's best estimate of expected credit losses on commitments expected to be funded over the contractual life of the commitment. Estimating credit losses on amounts expected to be funded uses the same methodology as described above for loans as if such commitments were funded.

At June 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $669 thousand and $265 thousand, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
Dollars in Thousands	2023	2022	2023	2022
Beginning balance	$658	$265	$265	$265
Impact of adopting ASC 326	-	-	512	-
Provision for (recovery of) credit losses	11	-	(108)	-
Ending balance	$669	$265	$669	$265

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for $415.4 million convertible advance credit facilities from the FHLB. As of June 30, 2023, the Company had remaining credit availability of $364.5 million under these facilities.

The following tables detail the advances the Company had outstanding with the FHLB at June 30, 2023 and December 31, 2022:

	June 30, 2023
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily rate credit	21,100	5.32%	December 2023	Variable, paid daily
Fixed rate credit	10,000	5.24%	July 2023	Fixed, paid monthly
Total advances	$50,900

	December 31, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily rate credit	42,000	4.57%	December 2023	Variable, paid daily
Total advances	$61,800

The Company had short-term borrowings outstanding with the FHLB of $31.1 million at June 30, 2023. Average short-term borrowings outstanding under the FHLB approximated $28.9 million and $31.5 million during the three and six months ended June 30, 2023, respectively.  The Company had short-term borrowings outstanding with the FHLB of $42.0 million at December 31, 2022. Average short-term borrowings outstanding under the FHLB approximated $263 thousand during the year ended December 31, 2022.  Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The lendable collateral value outstanding on these pledged loans totaled approximately $291.0 million and $296.7 million at June 30, 2023 and December 31, 2022, respectively.

In addition to the FHLB credit facilities, in January 2018, the Company entered into a subordinated loan agreement for an aggregate principal amount of $4.5 million, net of issuance costs, to fund the acquisition of Liberty. Interest-only payments are due quarterly at 6.875% per annum, and the outstanding principal balance matures in April 2028.  In June 2020, the Company entered into a subordinated loan agreement for an aggregate principal amount of $18.1 million, net of issuance costs, to provide capital to support organic growth or growth through strategic acquisitions and capital expenditures.  The subordinated notes will initially bear interest at 6.000% per annum, beginning June 25, 2020 to but excluding July 1, 2025, payable semi-annually in arrears. From and including July 1, 2025 to but excluding July 1, 2030, or an earlier redemption date, the interest rate shall reset quarterly to an interest rate per annum equal to the then current three month SOFR plus 590 basis points, payable quarterly in arrears. Beginning on July 1, 2025 through maturity, the subordinated notes may be redeemed, at the Company’s option, on any scheduled interest payment date. The subordinated notes will mature on July 1, 2030. The subordinated notes are subject to customary representations, warranties and covenants made by the Company and the purchasers.

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia.  Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012.  Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date.  Partners has a remaining obligation under the note payable of $617 thousand as of June 30, 2023, which was carried on the balance sheet net of a discount of $15 thousand.  The loan was refinanced on April 30, 2015 with a twenty-five year amortization.  The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10-year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation.  In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million.  The interest rate is the weekly average of the one month LIBOR plus 2.250%, rounded to the nearest 0.125% (7.750% at June 30, 2023). The rate is subject to change the first of every month.  Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand.  The warehouse line of credit is set to renew or mature on March 1, 2024.  There was no balance outstanding at June 30, 2023 or December 31, 2022.  Interest expense on the warehouse lines of credit was $7 thousand and $23 thousand for the three and six months ended June 30, 2023, respectively, and $15 thousand and $29 thousand for the three and six months ended June 30, 2022, respectively.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $144.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At June 30, 2023, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $3 thousand.

The Company has pledged investment securities AFS with a combined amortized cost and fair value of $3.3 million and $2.7 million, respectively, with the FRB to secure Discount Window borrowings at June 30, 2023.  The combined amortized cost and fair value of these pledged investment securities AFS were $3.4 million and $2.8 million, respectively, at December 31, 2022.  At June 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities.

Maturities of debt at June 30, 2023 are as follows (dollars in thousands):

2023	$31,089
2024	19,778
2025	—
2026	—
2027	—
Thereafter	22,873
$73,740

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

The following tables present information about the Company’s leases as of the dates and for the periods noted below:

Dollars in Thousands	June 30, 2023	December 31, 2022
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$4,826	$5,065
Lease liability	5,230	5,465
Finance Lease Amounts
Right-of-use asset	$1,482	$1,550
Lease liability	1,941	2,006

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.60	7.59
Weighted average lease term - Finance Leases (Yrs.)	10.59	11.05
Weighted average discount rate - Operating Leases (1)	2.41%	2.31%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	June 30, 2023	June 30, 2022
Operating lease cost classified as premises and equipment	$250	$286
Finance lease cost classified as interest on borrowings	14	15
Six Months Ended
Operating lease cost classified as premises and equipment	$510	$572
Finance lease cost classified as interest on borrowings	28	30

Operating outgoing cash flows from operating leases	$486	$514
Operating outgoing cash flows from finance leases	$92	$89
(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at June 30, 2023, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$836
One to three years	1,362
Three to five years	1,065
Over 5 years	2,606
Total undiscounted cash flows	5,869
Less: Discount	(639)
Lease Liabilities	$5,230

Finance Leases:
One year or less	$191
One to three years	403
Three to five years	408
Over 5 years	1,263
Total undiscounted cash flows	2,265
Less: Discount	(324)
Lease Liabilities	$1,941

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

A summary of stock option transactions with respect to such options for the six months ended June 30, 2023 is as follows:

June 30, 2023
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	4,733	$4.14	0.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	(4,733)	4.14	—
Outstanding at end of period	—	$—	—	$—

Options exercisable at June 30, 2023	—	$—

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

A summary of stock option transactions with respect to such options for the six months ended June 30, 2023 is as follows:

	June 30, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	88,467	$6.59	2.85
Granted	—	—	—
Exercised	(11,853)	5.83	—
Forfeited	(1,546)	5.83	—
Outstanding at end of period	75,068	$6.73	2.85	$-

Options exercisable at June 30, 2023	75,068	$6.73

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on June 30, 2023.  At June 30, 2023, the stock options had no intrinsic value as the current market value of the underlying stock options did not exceed the exercise price.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the three or six months ended June 30, 2023 or 2022.

Note 7. Incentive Stock Plan

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

As of June 30, 2023, there were 9,338 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of June 30, 2023 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2022	18,669	$8.99
Awarded in 2023	—	—
Vested in 2023	(9,331)	8.99
Nonvested Awards June 30, 2023	9,338	$8.99

As a result of applying the provisions of ASC 718-10, during the three and six months ended June 30, 2023, the Company recognized restricted stock-based compensation expense of $23 thousand, or $17 thousand net of tax, and $47 thousand, or $35 thousand net of tax, respectively, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 27, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $87 thousand at June 30, 2023. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 0.9 years.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income or loss by the weighted average number of shares outstanding during the period. Diluted EPS is computed using the weighted average number of shares outstanding during the period, including the effect of all potentially dilutive shares outstanding attributable to stock instruments.

Applicable guidance requires that outstanding, unvested share based payment awards that contain voting rights and rights to nonforfeitable dividends participate in undistributed earnings with common shareholders. Accordingly, the weighted average number of shares of the Company’s common stock used in the calculation of basic and diluted net income per common share includes unvested shares of the Company’s outstanding restricted common stock.

The following tables present basic and diluted EPS for the three and six months ended June 30, 2023 and 2022:

	Net Income Applicable
	to Basic Earnings	Weighted Average	Earnings
(Dollars and amounts in thousands, except per share data)	Per Common Share	Shares Outstanding	Per Share
For the three months ended June 30, 2023
Basic EPS	$3,764	17,986	$0.209
Effect of dilutive stock awards	—	—	—
Diluted EPS	$3,764	17,986	$0.209

For the six months ended June 30, 2023
Basic EPS	$7,094	17,985	$0.394
Effect of dilutive stock awards	—	9	—
Diluted EPS	$7,094	17,994	$0.394

For the three months ended June 30, 2022
Basic EPS	$3,179	17,962	$0.177
Effect of dilutive stock awards	—	32	—
Diluted EPS	$3,179	17,994	$0.177

For the six months ended June 30, 2022
Basic EPS	$5,288	17,960	$0.294
Effect of dilutive stock awards	—	73	(0.001)
Diluted EPS	$5,288	18,033	$0.293

Note 9. Regulatory Capital Requirements

The Company’s Subsidiaries are subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company’s Subsidiaries must meet specific capital adequacy guidelines that involve quantitative measures of the Company’s Subsidiaries’ assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s Subsidiaries’ capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting, and other factors.  Federal banking regulations also impose regulatory capital requirements on bank holding companies. Under the small bank holding company policy statement of the Federal Reserve, which applies to certain bank holding companies with consolidated total assets of less than $3 billion, the Company is not subject to regulatory capital requirements.

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

In order to qualify for the CBLR framework, a community banking organization must have a Tier 1 leverage ratio of at least 9%, less than $10 billion in total consolidated assets, and limited amounts of off-balance-sheet exposures and trading assets and liabilities. A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under the Prompt Corrective Action regulations and will not be required to report or calculate risk-based capital. The Company has elected not to opt into the CBLR framework at this time.

Quantitative measures established by regulation to ensure capital adequacy require the Company’s Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of June 30, 2023 that the Company’s Subsidiaries met all capital adequacy requirements to which they are subject.

As of June 30, 2023, the most recent notification from the FDIC categorized the Company’s Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s Subsidiaries’ categories.

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

The Basel III Capital Rules require the Company’s Subsidiaries to maintain (i) a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 4.5%, plus a 2.5% capital conservation buffer (which is added to the 4.5% Common Equity Tier 1 capital ratio, effectively resulting in a minimum ratio of Common Equity Tier 1 capital to risk-weighted assets of at least 7.0%), (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.0%, plus the capital conservation buffer (which is added to the 6.0% Tier 1 capital ratio, effectively resulting in a minimum Tier 1 capital ratio of 8.5%), (iii) a minimum ratio of Total capital (that is, Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% Total capital ratio, effectively resulting in a minimum Total capital ratio of 10.5%) and (iv) a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average quarterly assets.

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

The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for the Company’s Subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2023 and December 31, 2022 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s Subsidiaries’ capital amounts and ratios as of June 30, 2023 and December 31, 2022 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$104,602	14.0%	$78,573	10.5%	$74,832	10.0%
Virginia Partners Bank	65,379	11.1%	62,077	10.5%	59,121	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	95,238	12.7%	63,607	8.5%	59,865	8.0%
Virginia Partners Bank	60,092	10.2%	50,253	8.5%	47,297	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	95,238	12.7%	52,382	7.0%	48,640	6.5%
Virginia Partners Bank	60,092	10.2%	41,385	7.0%	38,429	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	95,238	10.6%	36,056	4.0%	45,070	5.0%
Virginia Partners Bank	60,092	9.5%	25,330	4.0%	31,662	5.0%

As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years.  At June 30, 2023 and December 31, 2022, approximately $22.8 million and $21.1 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval.  Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years.  At June 30, 2023 and December 31, 2022, approximately $27.4 million and $25.0 million, respectively, was available for the payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at June 30, 2023
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$16,011	$16,011	$—	$—	$16,011
Interest bearing deposits	43,128	43,128	—	—	43,128
Federal funds sold	17,478	17,478	—	—	17,478
Securities:
Available for sale	129,259	—	129,259	—	129,259
Loans held for sale	519	—	519	—	519
Loans, net of allowance for credit losses	1,261,546	—	—	1,195,625	1,195,625
Accrued interest receivable	4,440	—	4,440	—	4,440
Restricted stock	6,163	—	6,163	—	6,163
Other investments	5,364	—	5,364	—	5,364
Bank owned life insurance	18,940	—	18,940	—	18,940
Financial liabilities:
Deposits	$1,318,482	$—	$1,006,938	$305,849	$1,312,787
Accrued interest payable on deposits	907	—	907	—	907
FHLB advances	50,900	—	50,308	—	50,308
Subordinated notes payable	22,238	—	25,876	—	25,876
Other borrowings	602	—	—	602	602

Dollars are in thousands		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$14,678	$14,678	$—	$—	$14,678
Interest bearing deposits	103,922	103,922	—	—	103,922
Federal funds sold	22,990	22,990	—	—	22,990
Securities:
Available for sale	133,657	—	133,657	—	133,657
Loans held for sale	1,314	—	1,314	—	1,314
Loans, net of allowance for credit losses	1,218,551	—	—	1,165,190	1,165,190
Accrued interest receivable	4,566	—	4,566	—	4,566
Restricted stock	6,512	—	6,512	—	6,512
Other investments	4,888	—	4,888	—	4,888
Bank owned life insurance	18,706	—	18,706	—	18,706
Financial liabilities:
Deposits	$1,339,605	$—	$1,082,084	$249,183	$1,331,267
Accrued interest payable on deposits	267	—	267	—	267
FHLB advances	61,800	—	60,990	—	60,990
Subordinated notes payable	22,215	—	26,364	—	26,364
Other borrowings	613	—	—	613	613

The Company assumes interest rate risk (the risk that general interest rate levels will change) as a result of its normal operations.  As a result, the fair values of the Company’s financial instruments will change when interest rate levels change and that change may be either favorable or unfavorable to the Company.  Management attempts to match maturities of assets and liabilities to the extent believed necessary to minimize interest rate risk.  However, borrowers with fixed rate obligations are less likely to prepay in a rising rate environment and more likely to prepay in a falling rate environment.  Conversely, depositors who are receiving fixed rates are more likely to withdraw funds before maturity in a rising rate environment and less likely to do so in a falling rate environment.  Management monitors rates and maturities of assets and liabilities and attempts to minimize interest rate risk by adjusting terms of new loans and deposits and by investing in securities with terms that mitigate the Company's overall interest rate risk.

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

Level 2 - Valuation is based on observable inputs including quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets and liabilities in less active markets, and model based valuation techniques for which significant assumptions can be derived primarily from or corroborated by observable data in the market.

Level 3 - Valuation is based on model based techniques that use one or more significant inputs or assumptions that are unobservable in the market.

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
June 30, 2023
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,531	$—	$15,531
Obligations of States and political subdivisions	—	27,255	—	27,255
Mortgage-backed securities	—	84,186	—	84,186
Subordinated debt investments	—	2,287	—	2,287
Total securities AFS	$—	$129,259	$—	$129,259
December 31, 2022
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,466	$—	$15,466
Obligations of States and political subdivisions	—	27,065	—	27,065
Mortgage-backed securities	—	88,740	—	88,740
Subordinated debt investments	—	2,386	—	2,386
Total securities AFS	$—	$133,657	$—	$133,657

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at June 30, 2023 or December 31,

2022; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at June 30, 2023 and December 31, 2022.

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

OREO:

OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company.  If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for credit losses.  Subsequent fair value adjustments are recorded in the period incurred and included in “Other Expenses” in the Consolidated Statements of Income.

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.  There were no financial assets measured at fair value on a nonrecurring basis as of June 30, 2023.   The Company had no OREO at June 30, 2023 or December 31, 2022.

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
December 31, 2022
Impaired loans	$3	Appraisals	Discount to reflect current market conditions and estimated selling costs	8%
Total	$3

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 350. The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of June 30, 2023 or December 31, 2022.

Goodwill:  The Company acquired goodwill in the acquisitions of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the six months ended June 30, 2023 and the year ended December 31, 2022.

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

The following table provides changes in the core deposit intangible for the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30,	December 31,
Dollars in Thousands	2023	2022
Beginning balance	$1,540	$2,060
Amortization	(240)	(520)
Ending balance	$1,300	$1,540

The following table provides the remaining amortization expense for the core deposit intangible over the years indicated below:

June 30,
Dollars in Thousands	2023
2023	$227
2024	415
2025	246
2026	182
2027	129
Thereafter	101
$1,300

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

The following table provides changes in the net deposit premium and discount for the six months ended June 30, 2023 and the year ended December 31, 2022:

	June 30,	December 31,
Dollars in Thousands	2023	2022
Beginning balance	$(3)	$(9)
Accretion, net	1	6
Ending balance	$(2)	$(3)

The following table provides the remaining accretion for the net deposit discount over the years indicated below:

June 30,
Dollars in Thousands	2023
2023	$1
2024	1
$2

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the Consolidated Statements of Income for the periods indicated below:

	June 30,	June 30,
	2023	2022
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$177	$118
Time deposits (2)	(1)	(2)
Core deposit intangible (3)	(119)	(132)
Note Payable (4)	(1)	(1)
Net impact to income before taxes	$56	$(17)

	June 30,	June 30,
	2023	2022
Six Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$288	$448
Time deposits (2)	(1)	(5)
Core deposit intangible (3)	(240)	(266)
Note Payable (4)	(2)	(2)
Net impact to income before taxes	$45	$175

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.
(3)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Other Expense" in the Consolidated Statements of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

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

Gain or loss on sale of OREO

Gain or loss on sale of OREO is recorded when control of the property transfers to the buyer, which generally occurs at the time of transfer of the deed. If the Company finances the sale of a foreclosed property to the buyer, we assess whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable. Once these criteria are met, the foreclosed property is derecognized and the gain or loss on sale is recorded upon transfer of control of the property to the buyer.

Note 14. Transaction with LINKBANCORP, Inc.

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

Upon the terms and subject to the conditions of the LINK Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) outstanding immediately prior to the Effective Time, other than certain shares held by the Company or LINK, will be converted into the right to receive 1.15 shares (the “Exchange Ratio”) of common stock, par value $0.01 per share, of LINK (“LINK Common Stock”). Holders of Company Common Stock will receive cash in lieu of fractional shares.

At special meetings of their respective shareholders held on June 22, 2023, shareholders of LINK and the Company each voted to approve the LINK Merger Agreement and the transactions contemplated thereby. The Merger remains subject to receipt of required regulatory approvals and certain other customary closing conditions.

Note 15. Transaction with OceanFirst Financial Corp.

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

In March 2020, the FASB issued ASU No. 2020-04 “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“Topic 848”). These amendments provide temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. Subsequently, in January 2021, the FASB issued ASU No. 2021-01 “Reference Rate Reform (Topic 848): Scope”. This ASU clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition. The ASU also amends the expedients and exceptions in Topic 848 to capture the incremental consequences of the scope clarification and to tailor the existing guidance to derivative instruments affected by the transition. An entity may elect to apply ASU No. 2021-01 on contract modifications that change the interest rate used for margining, discounting, or contract price alignment retrospectively as of any date from the beginning of the interim period that includes March 12, 2020, or prospectively to new modifications from any date within the interim period that includes or is subsequent to January 7, 2021, up to the date that financial statements are available to be issued. An entity may elect to apply ASU No. 2021-01 to eligible hedging relationships existing as of the beginning of the interim period that includes March 12, 2020, and to new eligible hedging relationships entered into after the beginning of the interim period that includes March 12, 2020.  The Company is assessing ASU 2020-04 and its impact on the Company’s transition away from LIBOR for its loan and other financial instruments, and is currently evaluating the effect that ASU 2020-04 will have on the Company’s consolidated financial statements.

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

In June 2022, the FASB issued ASU No. 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions” (“ASU 2022-03”). ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and, therefore, is not considered in measuring fair value.  The ASU is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2023.  Early adoption is permitted. The Company does not expect the adoption of ASU 2022-03 to have a material impact on its consolidated financial statements.

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

In July 2023, the FASB issued ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” (“ASU 2023-03”). ASU 2023-03 amends the FASB ASC for SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at June 30, 2023 to its financial condition at December 31, 2022 and the results of operations for the three and six months ended June 30, 2023 and 2022.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the other information included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (this “Quarterly Report”).  Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, the completion and benefits of the merger with LINK, the Company’s expectations with regard to its business, financial and operating results, including its deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environment and the related impacts on the Company’s net interest margin, changes in economic conditions, the Company’s beliefs regarding liquidity and capital resources, strategic business initiatives including growth in the Greater Washington market and the anticipated effects thereof, adequacy of allowances for credit losses and the level of future charge-offs, and statements that include other projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “anticipate,” “contemplate,” “expect,” “believe,” “estimate,” “foresee,” “plan,” “project,” “predict,” “intend,” “indicate,” “likely,” “target,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the LINK Merger Agreement between the Company and LINK;
●	the outcome of any legal proceedings that may be instituted against the Company or LINK;
●	the possibility that the proposed transaction will not close when expected or at all because required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that required regulatory approvals may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	the ability of the Company and LINK to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
●	the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of either or both parties to the proposed transaction;
●	the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and LINK do business;
●	certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;

●	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate the Company’s operations and those of LINK, which may be more difficult, time-consuming or costly than expected;
●	revenues following the proposed transaction may be lower than expected;
●	the Company’s and LINK’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing;
●	the dilution caused by LINK’s issuance of additional shares of its capital stock in connection with the proposed transaction;
●	effects of the announcement, pendency or completion of the proposed transaction on the ability of the Company and LINK to retain customers and retain and hire key personnel and maintain relationships with their suppliers, and on their operating results and businesses generally;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client spending and saving behaviors, the Company’s funding costs and the Company’s loan and investment securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as the recent bank closures and related negative impact on the banking industry, weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflict between Russia and Ukraine) or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market areas;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Partners’ product offerings;
●	changes in accounting principles, standards, rules and interpretations, and elections by the Company thereunder, and the related impact on the Company’s financial statements;
●	potential claims, damages, and fines related to litigation or government actions;
●	legislative or regulatory changes and requirements;
●	the discontinuation of London Interbank Offered Rate (“LIBOR”) and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

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

During March of 2023 and continuing well into the second quarter of 2023, the banking industry experienced significant volatility with multiple high-profile bank failures and industry wide concerns related to liquidity, deposit outflows, unrealized investment securities losses and eroding consumer confidence in the banking system.  These concerns and volatility in the banking industry may continue if other banks are closed by federal or state banking regulators or other participants in the banking industry experience similar high-profile financial challenges. The continuing impact of the volatility and turmoil in the banking industry on the Company, its financial condition and its results of operations for the rest of 2023 is uncertain and cannot be predicted. Despite these negative factors and banking industry developments, the Company and its Subsidiaries remain well capitalized, and the Company’s liquidity position and balance sheet remains strong.  Please refer to the “Capital” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s and its Subsidiaries’ regulatory capital.

The Company’s total deposits decreased by 1.6% at June 30, 2023 as compared to December 31, 2022, representing minimal deposit outflow in the first half of 2023.  In addition, the Company took a number of preemptive actions, including proactive outreach to customers and actions to maximize its funding sources in response to these recent developments. Please refer to the “Liquidity” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s liquidity. The Company continues to actively monitor balance sheet trends, deposit flows and liquidity needs in light of the recent events in the banking industry, a continued rising interest rate environment and persistent concerns about recessionary conditions in the U.S. economy during 2023 or 2024, in order to ensure that the Company and its Subsidiaries are able to meet the needs of the Subsidiaries’ customers and to maintain financial flexibility.

On February 22, 2023, the Company and LINK, parent company of LINKBANK, announced that they have entered into the LINK Merger Agreement pursuant to which the Company will merge into LINK, with LINK surviving, and following which Delmarva and Partners will each successively merge with and into LINKBANK, with LINKBANK surviving.  Upon completion of the transaction, the Company’s shareholders will own approximately 56% and LINK shareholders, inclusive of shares issued in a concurrent private placement of common stock by LINK, will own approximately 44% of the combined company.  At special meetings of their respective shareholders held on June 22, 2023, shareholders of LINK and the Company each voted to approve the LINK Merger Agreement and the transactions contemplated thereby. The mergers remain subject to receipt of all required regulatory approvals and fulfillment of other customary closing conditions.

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

The Company continually monitors the impact of various global and national events on the Company’s results of operations and financial condition, including inflation, rising interest rates, economic uncertainty caused by forecasts of a potential recession in the United States, and geopolitical conflicts such as the war in Ukraine. Due to growth in economic activity and demand for goods in services, as well as labor shortages and global supply chain issues, inflation has risen. As a result, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%, the highest level since early 2021, after an extended period at historical lows. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities, agency debt and agency MBS. These events are expected to impact the Company’s financial results throughout the balance of 2023; although, the timing and impact of inflation, market interest rates and the competitive landscape of deposits on the Company’s financial results and business will depend on future developments, which are highly uncertain and difficult to predict.

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

Results of Operations

Net income attributable to the Company was $3.8 million, or $0.21 per basic and diluted share, for the three months ended June 30, 2023, a $585 thousand, or 18.4%, increase when compared to net income attributable to the Company of $3.2 million, or $0.18 per basic and diluted share, for the same period in 2022.  Net income attributable to the Company was $7.1 million, or $0.39 per basic and diluted share, for the six months ended June 30, 2023, a $1.8 million, or 34.1%, increase when compared to net income attributable to the Company of $5.3 million, or $0.29 per basic and diluted share, for the same period in 2022.

The Company’s results of operations for the three months ended June 30, 2023 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to increases in average loan and investment securities balances and higher yields earned on each, an increase in the yields earned on average cash and cash equivalents balances, and a decrease in average interest-bearing deposit balances, which were partially offset by a decrease in average cash and cash equivalents balances, higher rates paid on average interest-bearing deposit balances, an increase in average borrowings balances and higher rates paid, and lower net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration;
●	A higher net interest margin (tax equivalent basis);
●	Recording a lower provision for credit losses due to changes in the assessment of economic factors, and for June 30, 2023, more favorable views on the downside risks to the economic forecast compared to March 31, 2023, and lower net charge-offs, which were partially offset by organic loan growth and a higher required reserve on unfunded credit commitments; and
●	Recording no impairment loss on restricted stock during the three months ended June 30, 2023.

Negative Impacts:

●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Recording no gains or operating expenses on other real estate owned, net during the three months ended June 30, 2023; and
●	Incurring $428 thousand in merger related expenses during the three months ended June 30, 2023 in connection with the Company’s pending merger with LINK, as compared to $157 thousand during the same period of 2022 in connection with the Company’s terminated merger with OCFC.

The Company’s results of operations for the six months ended June 30, 2023 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to increases in average loan and investment securities balances and higher yields earned on each, an increase in the yields earned on average cash and cash equivalents balances, and a decrease in average interest-bearing deposit balances, which were partially offset by a decrease in average cash and cash equivalents balances, higher rates paid on average interest-bearing deposit balances, an increase in average borrowings balances and higher rates paid, and lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP of the Small Business Administration;
●	A higher net interest margin (tax equivalent basis); and
●	Recording no impairment loss on restricted stock during the six months ended June 30, 2023.

Negative Impacts:

●	Recording a higher provision for credit losses due to changes in the assessment of economic factors, and for June 30, 2023, less favorable views on the downside risks to the economic forecast compared to January 1, 2023, and organic loan growth, which were partially offset by lower net charge-offs and a lower required reserve on unfunded credit commitments;
●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Recording no gains or operating expenses on other real estate owned, net during the six months ended June 30, 2023; and

●	Incurring $1.5 million in merger related expenses during the six months ended June 30, 2023 in connection with the Company’s pending merger with LINK, as compared to $553 thousand during the same period of 2022 in connection with the Company’s terminated merger with OCFC.

For the three months ended June 30, 2023, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.98%, 10.70% and 68.22%, respectively, as compared to 0.76%, 9.51% and 68.89%, respectively, for the same period in 2022.

For the six months ended June 30, 2023, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 0.93%, 10.20% and 69.43%, respectively, as compared to 0.64%, 7.82% and 73.45%, respectively, for the same period in 2022.

The increase in net income attributable to the Company for the three months ended June 30, 2023, as compared to the same period in 2022, was driven by an increase in net interest income and a lower provision for credit losses, which were partially offset by a decrease in other income, an increase in other expenses, and higher federal and state income taxes.

The increase in net income attributable to the Company for the six months ended June 30, 2023, as compared to the same period in 2022, was driven by an increase in net interest income, which was partially offset by a higher provision for credit losses, a decrease in other income, an increase in other expenses, and higher federal and state income taxes.

Financial Condition

Total assets as of June 30, 2023 were $1.55 billion, a decrease of $26.2 million, or 1.7%, from December 31, 2022.  Key drivers of this change were decreases in cash and cash equivalents and investment securities available for sale, at fair value, which were partially offset by an increase in total loans held for investment.  Changes in key balance sheet components as of June 30, 2023 compared to December 31, 2022 were as follows:

●	Interest-bearing deposits in other financial institutions as of June 30, 2023 were $43.1 million, a decrease of $60.8 million, or 58.5%, from December 31, 2022. Key drivers of this change were loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, and a decrease in short-term borrowings with the FHLB;
●	Federal funds sold as of June 30, 2023 were $17.5 million, a decrease of $5.5 million, or 24.0%, from December 31, 2022. Key drivers of this change were the aforementioned items noted in the analysis of interest-bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of June 30, 2023 were $129.3 million, a decrease of $4.4 million, or 3.3%, from December 31, 2022. Key drivers of this change were scheduled payments of principal and an increase in unrealized losses on the investment securities available for sale portfolio as a result of increases in market interest rates;
●	Loans, net of unamortized discounts on acquired loans of $1.4 million as of June 30, 2023 were $1.28 billion, an increase of $44.9 million, or 3.6%, from December 31, 2022. The key driver of this change was an increase in organic growth, including growth of approximately $11.5 million in loans related to Partners’ expansion into the Greater Washington market;
●	Total deposits as of June 30, 2023 were $1.32 billion, a decrease of $21.1 million, or 1.6%, from December 31, 2022. Key drivers of this change were deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic growth in time deposits;
●	Total borrowings as of June 30, 2023 were $73.7 million, a decrease of $10.9 million, or 12.9%, from December 31, 2022. The key driver of this change was a decrease in short-term borrowings with the FHLB; and
●	Total stockholders’ equity as of June 30, 2023 was $143.3 million, an increase of $4.0 million, or 2.9%, from December 31, 2022. Key drivers of this change were the net income attributable to the Company for the six months ended June 30, 2023, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders.

Delmarva's Tier 1 leverage capital ratio was 10.6% at June 30, 2023 as compared to 9.3% at December 31, 2022.  At June 30, 2023, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 12.7% and 14.0%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 12.1% and 13.4%, respectively, at December 31, 2022.

Partners’ Tier 1 leverage capital ratio was 9.5% at June 30, 2023 as compared to 8.9% at December 31, 2022.  At June 30, 2023, Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.2% and 11.1%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 10.5% and 11.3%, respectively, at December 31, 2022.

As of June 30, 2023, all of the capital ratios of Delmarva and Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At June 30, 2023, nonperforming assets totaled $2.7 million, an increase of $543 thousand from December 31, 2022 balances of $2.2 million. The primary drivers of this increase were increases in nonaccrual loans and loans past due 90 days or more and still accruing interest.  Nonaccrual loans totaled approximately $2.5 million at June 30, 2023, as compared to $2.2 million at December 31, 2022.  Loans past due 90 days or more and still accruing interest totaled $252 thousand at June 30, 2023, as compared to $45 thousand at December 31, 2022.  There were no OREO assets held as of June 30, 2023 and December 31, 2022. Nonperforming loans as a percentage of total assets was 0.18% and 0.14% at June 30, 2023 and December 31, 2022, respectively.  Nonperforming assets to total assets as of June 30, 2023 and December 31, 2022 was 0.18% and 0.14%, respectively.

Net recoveries were $39 thousand, or -0.01% of average total loans (annualized), for the three months ended June 30, 2023, as compared to net charge-offs of $826 thousand, or 0.29% of average total loans (annualized), for the same period of 2022.  Net recoveries were $61 thousand, or -0.01% of average total loans (annualized), for the six months ended June 30, 2023, as compared to net charge-offs of $981 thousand, or 0.17% of average total loans (annualized), for the same period of 2022.  The allowance for credit losses to total loans ratio was 1.27% at June 30, 2023, as compared to 1.16% at December 31, 2022.  In addition to the allowance for credit losses, as of June 30, 2023 and December 31, 2022, the Company had $1.4 million and $1.7 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months	Six Months
	Ended	Ended	Year Ended
	June 30,	June 30,	December 31,
	2023	2023	2022
Yield on earning assets (annualized)	5.11%	5.01%	3.93%
Return on average assets (annualized)	0.98%	0.93%	0.82%
Return on average equity (annualized)	10.70%	10.20%	10.04%
Average equity to average assets	9.17%	9.10%	8.16%

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

Net income attributable to the Company was $3.8 million for the three months ended June 30, 2023, as compared to net income attributable to the Company of $3.2 million for the same period of 2022. Net income attributable to the Company was $7.1 million for the six months ended June 30, 2023, as compared to net income attributable to the Company of $5.3 million for the same period of 2022.

The following is a summary of the results of operations by the Company for the three and six months ended June 30, 2023 and 2022.

Summary of Results of Operations

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Results of operations:	2023	2022	2023	2022
(Dollars in Thousands, except per share data)
Net interest income	$14,839	$12,889	$30,008	$24,794
Provision for credit losses	93	319	393	384
Provision for income taxes	1,250	926	2,436	1,622
Noninterest income	1,075	1,453	2,301	2,745
Noninterest expense	10,891	9,914	22,501	20,301
Total income	19,898	15,976	39,116	30,921
Total expenses	16,218	12,793	32,137	25,689
Net income	3,680	3,183	6,979	5,232
Net income attributable to Partners Bancorp	3,764	3,179	7,094	5,288
Basic earnings per share	0.209	0.177	0.394	0.294
Diluted earnings per share	0.209	0.177	0.394	0.293

Interest Income and Expense – Three Months Ended June 30, 2023 and 2022

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

Net interest income in the second quarter of 2023 increased by $2.0 million, or 15.1%, when compared to the second quarter of 2022.  The Company’s net interest margin (tax equivalent basis) increased to 4.03%, representing an increase of 84 basis points for the three months ended June 30, 2023 as compared to the same period in 2022.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of and yields earned on loans and investment securities, higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, and lower average balances of interest-bearing liabilities, which were partially offset by lower average balances of interest-bearing deposits in other financial institutions and federal funds sold, and higher rates paid on average interest-bearing liabilities.  Total interest income increased by $4.3 million, or 29.6%, for the three months ended June 30, 2023, while total interest expense increased by $2.4 million, or 143.9%, both as compared to the same period in 2022.

The most significant factors impacting net interest income during the three month period ended June 30, 2023 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, and higher loan yields, primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods; and
●	Higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to higher interest rates over the comparable periods.

Negative Impacts:

●	Decrease in average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, and higher investment securities balances;
●	Decrease in average interest-bearing deposit balances and higher rates paid, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, which were partially offset by organic deposit growth; and
●	Increase in average borrowings balances and higher rates paid, primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances. The increase in the average balance of short-term FHLB advances was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Loans

Average loan balances increased by $108.0 million, or 9.3%, and average yields earned increased by 0.84% to 5.43% for the three months ended June 30, 2023, as compared to the same period in 2022.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $50.8 million related to Partners’ expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The increase in average yields earned was primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 85.3% of total average interest-earning assets for the three months ended June 30, 2023, compared to 71.0% for the three months ended June 30, 2022.

Investment securities

Average total investment securities balances increased by $6.9 million, or 4.7%, and average yields earned increased by 0.44% to 2.64% for the three months ended June 30, 2023, as compared to the same period in 2022.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.  Total average investment securities were 10.4% of total average interest-earning assets for the three months ended June 30, 2023, compared to 9.0% for the three months ended June 30, 2022.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $115.8 million, or 12.6%, and average rates paid increased by 1.08% to 1.57% for the three months ended June 30, 2023, as compared to the same period in 2022, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $17.2 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

Borrowings

Average total borrowings increased by $22.9 million, or 46.6%, and average rates paid increased by 0.47% to 4.49% for the three months ended June 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Interest Income and Expense – Six Months Ended June 30, 2023 and 2022

Net interest income and net interest margin

Net interest income during the first six months of 2023 increased by $5.2 million, or 21.0%, when compared to the first six months of 2022.  The Company’s net interest margin (tax equivalent basis) increased to 4.09%, representing an increase of 98 basis points for the six months ended June 30, 2023 as compared to the same period in 2022.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of and yields earned on loans and investment securities, higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, and lower average balances of interest-bearing liabilities, which were partially offset by lower average balances of interest-bearing deposits in other financial institutions and federal funds sold, and higher rates paid on average interest-bearing liabilities.  Total interest income increased by $8.6 million, or 30.7%, for the six months ended June 30, 2023, while total interest expense increased by $3.4 million, or 101.3%, both as compared to the same period in 2022.

The most significant factors impacting net interest income during the six months ended June 30, 2023 were as follows:

Positive Impacts:

●	Increases in average loan balances, primarily due to organic loan growth, and higher loan yields, primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP;
●	Increases in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods; and
●	Higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to higher interest rates over the comparable periods.

Negative Impacts:

●	Decrease in average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, and higher investment securities balances;
●	Decrease in average interest-bearing deposit balances and higher rates paid, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, which were partially offset by organic deposit growth; and
●	Increase in average borrowings balances and higher rates paid, primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances. The increase in the average balance of short-term FHLB advances was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Loans

Average loan balances increased by $110.3 million, or 9.6%, and average yields earned increased by 0.74% to 5.34% for the six months ended June 30, 2023, as compared to the same period in 2022.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $57.0 million related to Partners’ expansion into the Greater Washington market, which was partially offset by the forgiveness of loans originated and funded under the PPP.  The increase in average yields earned was primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 84.5% of total average interest-earning assets for the six months ended June 30, 2023, compared to 70.3% for the six months ended June 30, 2022.

Investment securities

Average total investment securities balances increased by $13.4 million, or 9.5%, and average yields earned increased by 0.49% to 2.63% for the six months ended June 30, 2023, as compared to the same period in 2022.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.  Total average investment securities were 10.4% of total average interest-earning assets for the six months ended June 30, 2023, compared to 8.7% for the six months ended June 30, 2022.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $128.0 million, or 13.8%, and average rates paid increased by 0.78% to 1.29% for the six months ended June 30, 2023, as compared to the same period in 2022, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $11.6 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

Borrowings

Average total borrowings increased by $25.4 million, or 51.7%, and average rates paid increased by 0.43% to 4.43% for the six months ended June 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The FOMC raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC has continued raising the Federal Funds target rates throughout 2022 and 2023 to the current range of 5.25% to 5.50%, the highest level since early 2021, after an extended period of historical lows. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates. As a result, long-term interest rates have increased.  In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.  However, given the impact of rising market interest rates, the inverted yield curve, competition for deposits, increased borrowing costs, and negative banking industry developments, the Company anticipates that its overall costs of funds will continue to increase throughout the balance of 2023, which will likely lead to a compression of the net interest margin.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	June 30, 2023			June 30, 2022
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$16,555	$—	—%	$16,671	$—	—%
Interest-bearing Deposits From Banks	42,200	440	4.18%	287,106	493	0.69%
Taxable Securities (1)	123,961	772	2.50%	117,425	577	1.97%
Tax-exempt Securities (2)	29,554	237	3.22%	29,169	229	3.15%
Total Investment Securities (1) (2)	153,515	1,009	2.64%	146,594	806	2.21%
Federal Funds Sold	21,989	306	5.58%	37,276	63	0.68%
Loans: (3)
Commercial and Industrial (4)	142,631	2,439	6.86%	137,680	1,768	5.15%
Real Estate (4)	1,101,759	14,322	5.21%	996,871	11,211	4.51%
Consumer (4)	1,647	25	6.09%	2,348	31	5.30%
Keyline Equity (4)	15,345	316	8.26%	17,406	180	4.15%
State and Political	795	10	5.05%	894	11	4.94%
Keyline Credit	134	8	23.95%	125	8	25.67%
Other Loans	1,216	—	—%	246	2	3.26%
Total Loans (2)	1,263,527	17,120	5.43%	1,155,570	13,211	4.59%
Allowance For Credit Losses	16,184			14,422
Unamortized Discounts on Acquired Loans	1,551			1,971
Total Loans, Net	1,245,792			1,139,177
Other Assets	57,239			61,876
Total Assets/Interest Income	$1,537,290	$18,875		$1,688,700	$14,573

Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing Demand	$503,453	$—	—%	$571,638	$—	—%
Interest-bearing Demand	125,155	113	0.36%	133,772	70	0.21%
Money Market Accounts	240,731	833	1.39%	297,640	109	0.15%
Savings Accounts	132,873	75	0.23%	148,758	53	0.14%
All Time Deposits	307,902	2,142	2.79%	342,259	894	1.05%
Total Interest-bearing Deposits	806,661	3,163	1.57%	922,429	1,126	0.49%
Total Deposits	1,310,114			1,494,067
Borrowings	49,190	440	3.59%	26,317	125	1.91%
Notes Payable	22,836	367	6.45%	22,812	368	6.47%
Lease Liability	1,962	14	2.86%	2,084	15	2.89%
Other Liabilities	12,156	—		9,274	—
Stockholders' Equity	141,032	—		134,146	—
Total Liabilities & Equity/Interest Expense	$1,537,290	$3,984		$1,688,700	$1,634

Earning Assets/Interest Income (2)	$1,481,231	$18,875	5.11%	$1,626,546	$14,573	3.59%
Interest-Bearing Liabilities/Interest Expense	$880,649	$3,984	1.81%	$973,642	$1,634	0.67%
Net interest income		$14,891			$12,939

Net Yield on Interest Earning Assets			4.03%			3.19%
Interest Expense/Earning Assets			1.08%			0.40%
Net Interest Spread (2)			3.30%			2.92%
Net Interest Margin (2)			4.03%			3.19%

(1)	Yields on securities AFS have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholders’ equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $50 thousand and $2 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the three months ended June 30, 2023 and $48 thousand and $2 thousand, respectively, for the three months ended June 30, 2022.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit deteriorated loans acquired or discounts on credit deteriorated loans acquired.

	Six Months Ended			Six Months Ended
	June 30, 2023			June 30, 2022
(Dollars in Thousands)	Average	Interest/		Average	Interest/
(Unaudited)	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Cash & Due From Banks	$15,901	$—	—%	$16,474	$—	—%
Interest-bearing Deposits From Banks	53,812	1,070	4.01%	278,577	597	0.43%
Taxable Securities (1)	124,490	1,534	2.48%	111,207	1,031	1.87%
Tax‑exempt Securities (2)	29,512	472	3.23%	29,391	462	3.17%
Total Investment Securities (1) (2)	154,002	2,006	2.63%	140,598	1,493	2.14%
Federal Funds Sold	22,877	570	5.02%	47,412	80	0.34%
Loans: (3)
Commercial and Industrial (4)	140,798	4,632	6.63%	136,306	3,409	5.04%
Real Estate (4)	1,094,561	27,891	5.14%	986,889	22,252	4.55%
Consumer (4)	1,729	57	6.65%	2,519	67	5.36%
Keyline Equity (4)	16,430	656	8.05%	17,627	340	3.89%
State and Political	807	20	5.00%	908	22	4.89%
Keyline Credit	135	16	23.90%	125	15	24.20%
Other Loans	944	1	0.21%	722	3	0.84%
Total Loans (2)	1,255,404	33,273	5.34%	1,145,096	26,108	4.60%
Allowance For Credit Losses	15,381			14,553
Unamortized Discounts on Acquired Loans	1,622			2,103
Total Loans, Net	1,238,401			1,128,440
Other Assets	56,964			64,838
Total Assets/Interest Income	$1,541,957	$36,919		$1,676,339	$28,278

Liabilities and Stockholders' Equity
Deposits
Non‑interest-bearing Demand	$513,821	$—	—%	$551,311	$—	—%
Interest-bearing Demand	125,327	212	0.34%	136,530	148	0.22%
Money Market Accounts	246,735	1,374	1.12%	291,390	233	0.16%
Savings Accounts	137,518	156	0.23%	146,019	104	0.14%
All Time Deposits	290,561	3,386	2.35%	354,185	1,884	1.07%
Total Interest-bearing Deposits	800,141	5,128	1.29%	928,124	2,369	0.51%
Total Deposits	1,313,962			1,479,435
Borrowings	51,732	918	3.58%	26,347	249	1.91%
Notes Payable	22,833	733	6.47%	22,809	734	6.49%
Lease Liability	1,978	28	2.85%	2,099	30	2.88%
Other Liabilities	11,201	—		9,244	—
Stockholders' Equity	140,251	—		136,405	—
Total Liabilities & Equity/Interest Expense	$1,541,957	$6,807		$1,676,339	$3,382

Earning Assets/Interest Income (2)	$1,486,095	$36,919	5.01%	$1,611,683	$28,278	3.54%
Interest-bearing Liabilities/Interest Expense	$876,684	$6,807	1.57%	$979,379	$3,382	0.70%
Net interest income		$30,112			$24,896

Net Yield on Interest Earning Assets			4.09%			3.12%
Interest Expense/Earning Assets			0.92%			0.42%
Net Interest Spread (2)			3.44%			2.84%
Net Interest Margin (2)			4.09%			3.12%

(1)	Yields on securities AFS have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholders’ equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $100 thousand and $4 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the six months ended June 30, 2023 and $97 thousand and $5 thousand, respectively, for the six months ended June 30, 2022.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit deteriorated loans acquired or discounts on credit deteriorated loans acquired.

The level of net interest income is affected primarily by variations in the volume and mix of these interest-earning assets and interest-bearing liabilities, as well as changes in interest rates. The following tables show the effect that these factors had on the interest earned from the Company’s interest-earning assets and interest paid on its interest-bearing liabilities for the periods indicated.

Rate and Volume Analysis

Three Months Ended June 30, 2023 Versus June 30, 2022

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Interest-earning Assets
Loans (1)	$1,234	$2,675	$3,909
Investment securities
Taxable	31	164	195
Tax-exempt	3	5	8
Federal funds sold	(26)	269	243
Other interest income	(420)	367	(53)
Total Interest Income	822	3,480	4,302
Interest-bearing Liabilities
Interest-bearing deposits	(141)	2,178	2,037
Notes payable and leases	(2)	—	(2)
Funds purchased	109	206	315
Total Interest Expense	(34)	2,384	2,350
Net Interest Income	$856	$1,096	$1,952

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Six Months Ended June 30, 2023 Versus June 30, 2022

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Interest-earning Assets
Loans (1)	$2,515	$4,650	$7,165
Investment securities
Taxable	123	380	503
Tax-exempt	2	8	10
Federal funds sold	(42)	532	490
Other interest income	(482)	955	473
Total Interest Income	2,116	6,525	8,641
Interest-bearing Liabilities
Interest-bearing deposits	(326)	3,085	2,759
Notes payable and leases	(3)	—	(3)
Funds purchased	240	429	669
Total Interest Expense	(89)	3,514	3,425
Net Interest Income	$2,205	$3,011	$5,216

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Interest Sensitivity. The Company monitors and manages the pricing and maturity of its assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on its net interest income. The Company also performs asset/liability modeling to assess the impact varying interest rates and balance sheet mix assumptions will have on net interest income. Interest rate sensitivity can be managed by repricing assets or liabilities, selling investment securities AFS, replacing an asset or liability at maturity, or adjusting the interest rate during the life of an asset or liability. Managing the amount of assets and liabilities repricing in the same time interval helps to hedge the risk and minimize the impact on net interest income of rising or falling interest rates. The Company evaluates interest sensitivity risk and then formulates guidelines regarding asset generation and repricing, funding sources and pricing, and off-balance sheet commitments in order to decrease interest rate sensitivity risk.

At June 30, 2023 and December 31, 2022, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 8.8% and 13.7% at June 30, 2023 and December 31, 2022, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At June 30, 2023, the Company’s allowance for credit losses was $16.2 million, or 1.27% of total outstanding loans.  At December 31, 2022, the Company's allowance for credit losses was $14.3 million, or 1.16% of total outstanding loans.  The Company’s provision for credit losses in the second quarter of 2023 was $93 thousand, a decrease of $226 thousand, or 70.8%, when compared to the provision for credit losses of $319 thousand in the second quarter of 2022.  The decrease in the provision for credit losses during the three months ended June 30, 2023, as compared to the same period of 2022, was primarily due to changes in the assessment of economic factors, and for June 30, 2023, more favorable views on the downside risks to the economic forecast compared to March 31, 2023, and lower net charge-offs, which were partially offset by organic loan growth and a higher required reserve on unfunded credit commitments.  The Company’s provision for credit losses during the first six months of 2023 was $393 thousand, an increase of $11 thousand, or 2.5%, when compared to the provision for credit losses of $384 thousand during the first six months of 2022.  The increase in the provision for credit losses during the six months ended June 30, 2023, as compared to the same period of 2022, was primarily due to changes in the assessment of economic factors, and for June 30, 2023, less favorable views on the downside risks to the economic forecast compared to January 1, 2023, and organic loan growth, which were partially offset by lower net charge-offs and a lower required reserve on unfunded credit commitments.

The provision for credit losses during the three and six months ended June 30, 2023, as well as the allowance for credit losses as of June 30, 2023, represents management’s best estimate of the impact of current economic trends, forecasts of a potential recession in the U.S. and recent negative banking industry developments associated with multiple high-profile bank failures, on the ability of the Company’s borrowers to repay their loans.  Management continues to carefully assess the exposure of the Company’s loan portfolio to economic trends, such as forecasts of a potential recession and the aforementioned recent banking industry developments, and their potential effects on asset quality.  As of June 30, 2023, the Company’s delinquencies and nonperforming assets had not been materially impacted by any of the aforementioned factors, trends, forecasts or developments.

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

The following tables illustrate the Company’s past due and nonaccrual loans at June 30, 2023 and December 31, 2022:

Past Due and Nonaccrual Loans

At June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	30 - 89 Days	Greater than 90 Days	Total
June 30, 2023	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$246	$246	$246
Residential real estate	336	252	588	1,220
Nonresidential	2,876	673	3,549	673
Home equity loans	178	—	178	52
Commercial	—	—	—	299
Consumer and other loans	—	—	—	—
TOTAL	$3,390	$1,171	$4,561	$2,490

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$259	$259	$259
Residential real estate	1,174	51	1,225	1,263
Nonresidential	474	305	779	305
Home equity loans	54	45	99	—
Commercial	—	—	—	327
Consumer and other loans	2	—	2	—
TOTAL	$1,704	$660	$2,364	$2,154

Total nonaccrual loans at June 30, 2023 were $2.5 million, which reflects an increase of $336 thousand from $2.2 million at December 31, 2022. Management believes the relationships on nonaccrual were adequately reserved at June 30, 2023.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at June 30, 2023 were $2.7 million compared to $2.2 million at December 31, 2022. The Company's ratio of nonperforming assets to total assets was 0.18% and 0.14% at June 30, 2023 and December 31, 2022, respectively.  As noted above, there was an increase in nonaccrual loans during the six months ended June 30, 2023.  Loans past due 90 days or more and accruing were $252 thousand as of June 30, 2023, as compared to $45 thousand as of December 31, 2022.  There were no OREO assets held as of June 30, 2023 and December 31, 2022, respectively.

It is likely that the uncertainty in the macroeconomic environment due to higher market interest rates, inflation, recent negative banking industry developments associated with multiple high-profile bank failures and the possibility of a recession will continue to negatively impact the Company’s financial position and results of operations throughout the remainder of fiscal year 2023.

The following tables provide additional information on the Company’s nonperforming assets at June 30, 2023 and December 31, 2022.

Nonperforming Assets

At June 30, 2023 and December 31, 2022

(Dollars in thousands)

	June 30,	December 31,
	2023	2022
Nonperforming assets:
Nonaccrual loans	$2,490	$2,154
Loans past due 90 days or more and accruing	252	45
Total nonperforming loans (NPLs)	$2,742	$2,199
Other real estate owned (OREO)	—	—
Total nonperforming assets (NPAs)	$2,742	$2,199
NPLs/Total Assets	0.18%	0.14%
NPAs/Total Assets	0.18%	0.14%
Allowance for credit losses/Nonaccrual Loans	651.29%	664.58%
Allowance for credit losses/NPLs	591.43%	650.98%
Nonaccrual loans to total loans outstanding	0.20%	0.18%

Nonperforming Loans by Type

At June 30, 2023 and December 31, 2022

(Dollars in thousands)

	June 30,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$246	$259
Residential real estate	1,472	1,263
Nonresidential	673	305
Home equity loans	52	45
Commercial	299	327
Consumer and other loans	—	—
Total	$2,742	$2,199

The following table provides data related to loan balances and the allowance for credit losses at and for the six months ended June 30, 2023 and the year ended December 31, 2022.

Allowance for Credit Losses on Loans

At June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	June 30,	December 31,
	2023	2022
Average loans outstanding	$1,255,404	$1,171,581
Total loans outstanding	1,277,763	1,232,866
Total nonaccrual loans	2,490	2,154
Net loans (recovered) charged off	(61)	1,689
Provision for credit losses	393	1,348
Allowance for credit losses	16,217	14,315
Allowance as a percentage of total loans outstanding	1.3%	1.2%
Net loans (recovered) charged off to average loans outstanding	(0.0)%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.2%	0.2%
Allowance as a percentage of nonaccrual loans outstanding	651.3%	664.6%

The following tables represent the activity of the allowance for credit losses on loans for the three and six months ended June 30, 2023 and 2022 by loan type:

Allowance for Credit Losses on Loans

At June 30, 2023 and 2022

(Dollars in Thousands)

	June 30, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$2,364	$2,556	$7,622	$641	$2,357	$47	$509	$16,096
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	(2)	(14)	—	(16)
Recoveries	—	10	20	1	21	3	—	55
Provision (recovery)	(431)	144	381	(14)	187	11	(196)	82
Ending Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217
Six Months Ended
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(52)	(29)	—	(91)
Recoveries	—	27	19	2	93	11	—	152
Provision (recovery)	(1,056)	365	946	(76)	257	16	50	502
Ending Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217

	June 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,002	$1,907	$9,299	$231	$1,686	$32	$408	$14,565
Charge-offs	—	—	(756)	—	(97)	(14)	—	(867)
Recoveries	—	18	11	4	6	3	—	42
Provision (recovery)	(67)	(56)	649	(1)	68	10	(284)	319
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Six Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(886)	(27)	(120)	(25)	—	(1,058)
Recoveries	—	39	16	6	11	5	—	77
Provision (recovery)	(208)	(63)	834	43	(113)	15	(124)	384
Ending Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses on Loans

At June 30, 2023 and December 31, 2022

(Dollars in thousands)

	June 30,			December 31,
	2023			2022
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$108,390	$1,933	8%	$117,296	$1,080	10%
Residential real estate	242,878	2,710	19%	229,904	2,059	19%
Nonresidential	753,126	8,023	60%	722,620	8,637	58%
Home equity loans	30,428	628	2%	31,445	249	3%
Commercial	140,001	2,563	11%	128,553	1,918	10%
Consumer and other loans	2,940	47	—%	3,048	76	—%
Unallocated	—	313	—%	—	296	—%
	$1,277,763	$16,217	100%	$1,232,866	$14,315	100%

Additional information related to net charge-offs (recoveries) is presented in the table below for the periods indicated.

Net Charge-Off (Recovery) Ratio

At June 30, 2023 and 2022

(Dollars in Thousands)

	June 30,			June 30,
	2023			2022
			(Annualized)			(Annualized)
			Net			Net
	Net		Charge-Off	Net		Charge-Off
	Charge-Offs	Average	(Recovery)	Charge-Offs	Average	(Recovery)
Dollars in thousands	(Recoveries)	Loans	Ratio	(Recoveries)	Loans	Ratio
Quarter Ended
Real Estate Mortgage
Construction and land development	$—	$117,904	—%	$—	$99,103	—%
Residential real estate	(10)	253,768	(0.02)%	(18)	214,137	(0.03)%
Nonresidential	(20)	721,437	(0.01)%	745	673,718	0.44%
Home equity loans	(1)	25,565	(0.02)%	(4)	27,645	(0.06)%
Commercial	(19)	142,190	(0.05)%	91	137,518	0.27%
Consumer and other loans	11	2,663	1.66%	11	3,449	1.28%
Total Loans Receivable	$(39)	$1,263,527	(0.01)%	$825	$1,155,570	0.29%

Six months ended
Real Estate Mortgage
Construction and land development	$10	$120,266	0.02%	$—	$102,192	—%
Residential real estate	(27)	251,759	(0.02)%	(39)	211,320	(0.04)%
Nonresidential	(19)	713,901	(0.01)%	870	663,681	0.26%
Home equity loans	(2)	26,424	(0.02)%	21	27,819	0.15%
Commercial	(41)	140,295	(0.06)%	109	136,448	0.16%
Consumer and other loans	18	2,759	1.32%	20	3,636	1.11%
Total Loans Receivable	$(61)	$1,255,404	(0.01)%	$981	$1,145,096	0.17%

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended June 30, 2023 decreased by $378 thousand, or 26.0%, when compared to the three months ended June 30, 2022.  Key changes in the components of noninterest income for the three months ended June 30, 2023, as compared to the same period in 2022, are as follows:

●	Service charges on deposit accounts increased by $13 thousand, or 5.1%, due primarily to increases in overdraft fees and savings account service charges;
●	Impairment loss on restricted stock decreased by $1 thousand, or 100.0%, due primarily to Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation, during the second quarter of 2022. There was no impairment loss on restricted stock for the same period of 2023;
●	Mortgage banking income decreased by $323 thousand, or 75.7%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2022; and
●	Other income decreased by $69 thousand, or 8.8%, due primarily to decreases in safe deposit box rentals, debit card income and other noninterest income, and lower mortgage division fees at Delmarva, which were partially offset by increases in bank owned life insurance.

Noninterest income during the six months ended June 30, 2023 decreased by $445 thousand, or 16.2%, when compared to the six months ended June 30, 2022.  Key changes in the components of noninterest income for the six months ended June 30, 2023, as compared to the same period in 2022, are as follows:

●	Service charges on deposit accounts increased by $37 thousand, or 7.9%, due primarily to increases in overdraft fees and savings account service charges;
●	Impairment loss on restricted stock decreased by $1 thousand, or 100.0%, due primarily to Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation, during the second quarter of 2022. There was no impairment loss on restricted stock for the same period of 2023;
●	Mortgage banking income decreased by $362 thousand, or 50.5%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2022; and
●	Other income decreased by $120 thousand, or 7.7%, due primarily to decreases in safe deposit box rentals, debit card income and other noninterest income, and lower mortgage division fees at Delmarva, which were partially offset by increases in bank owned life insurance.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended June 30, 2023 increased by $978 thousand, or 9.9%, when compared to the three months ended June 30, 2022.  Key changes in the components of noninterest expense for the three months ended June 30, 2023, as compared to the same period in 2022, are as follows:

●	Salaries and employee benefits increased by $345 thousand, or 6.3%, primarily due to increases related to staffing changes and merit increases, higher expenses related to benefit costs, payroll taxes and bonus accruals, and a lower impact from deferred loan origination costs, which were partially offset by a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Premises and equipment decreased by $26 thousand, or 1.8%, primarily due to lower expenses related to depreciation, leases and repairs and maintenance, which were partially offset by higher expenses related to software amortization, real estate taxes, maintenance contracts and utilities;
●	Amortization of core deposit intangible decreased by $13 thousand, or 10.0%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	(Gains) and operating expenses on other real estate owned, net decreased by $2 thousand, or 100.0%, primarily due to no gains on sales or expenses being recorded during the second quarter of 2023, as compared to gains on sales and expenses being recorded during the second quarter of 2022;
●	Merger related expenses increased by $271 thousand, or 173.0%, primarily due to higher legal fees and other costs associated with the pending merger with LINK during the second quarter of 2023, as compared to the legal fees and other costs in the second quarter of 2022 associated with the merger with OCFC, that was subsequently terminated in the fourth quarter of 2022; and
●	Other expenses increased by $398 thousand, or 14.6%, primarily due to higher expenses related to professional services, ATMs, legal fees, audit and related professional fees, and other.

Noninterest expense during the six months ended June 30, 2023 increased by $2.2 million, or 10.8%, when compared to the six months ended June 30, 2022.  Key changes in the components of noninterest expense for the six months ended June 30, 2023, as compared to the same period in 2022, are as follows:

●	Salaries and employee benefits increased by $774 thousand, or 7.0%, primarily due to increases related to staffing changes and merit increases, higher expenses related to benefit costs, payroll taxes and bonus accruals, and a lower impact from deferred loan origination costs, which were partially offset by a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Premises and equipment decreased by $104 thousand, or 3.6%, primarily due to lower expenses related to depreciation, leases, repairs and maintenance and purchased equipment and furniture, the cost of which did not qualify for capitalization, which were partially offset by higher expenses related to software amortization, real estate taxes, maintenance contracts and utilities;
●	Amortization of core deposit intangible decreased by $26 thousand, or 9.8%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	(Gains) and operating expenses on other real estate owned, net decreased by $9 thousand, or 100.0%, primarily due to no gains on sales or expenses being recorded during the first six months of 2023, as compared to gains on sales and expenses being recorded during the first six months of 2022;
●	Merger related expenses increased by $907 thousand, or 164.0%, primarily due to higher legal fees and other costs associated with the pending merger with LINK during the first six months of 2023, as compared to the legal fees and other costs in the first six months of 2022 associated with the merger with OCFC, that was subsequently terminated in the fourth quarter of 2022; and
●	Other expenses increased by $641 thousand, or 11.6%, primarily due to higher expenses related to professional services, ATMs, legal fees, and audit and related professional fees, which were partially offset by lower expenses related to FDIC insurance assessments.

Income Taxes

The provision for income taxes was $1.3 million during the three months ended June 30, 2023, compared to the provision for income taxes of $926 thousand during the three months ended June 30, 2022, an increase of $324 thousand or 35.0%. This increase was due primarily to higher consolidated income before taxes and higher merger related expenses, which are typically non-deductible. For the three months ended June 30, 2023, the Company’s effective tax rate was approximately 24.9% as compared to 22.5% for the same period in 2022.

The provision for income taxes was $2.4 million during the six months ended June 30, 2023, compared to the provision for income taxes of $1.6 million during the six months ended June 30, 2022, an increase of $814 thousand or 50.2%. This increase was due primarily to higher consolidated income before taxes and higher merger related expenses, which are typically non-deductible. For the six months ended June 30, 2023, the Company’s effective tax rate was approximately 25.6% as compared to 23.5% for the same period in 2022.

Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Partners is recorded in the “Other expenses” line item on the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022.

Financial Condition

Interest-Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.26 billion and $1.15 billion during the three months ended June 30, 2023 and 2022, respectively, and averaged $1.26 billion and $1.14 billion during the six months ended June 30, 2023 and 2022, respectively.

The following table shows the composition of the loan portfolio by category at June 30, 2023 and December 31, 2022:

Composition of Loan Portfolio by Category

As of June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	June 30,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$108,390	$117,296
Residential real estate	242,878	229,904
Nonresidential	753,126	722,620
Home equity loans	30,428	31,445
Commercial	140,001	128,553
Consumer and other loans	2,940	3,048
	1,277,763	1,232,866
Less: Allowance for credit losses	(16,217)	(14,315)
	$1,261,546	$1,218,551

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio, including unamortized discounts on acquired loans at June 30, 2023.

Loan Maturities and Interest Rate Sensitivity

At June 30, 2023

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
June 30, 2023	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$60,141	$28,876	$15,579	$3,794	$108,390
Residential real estate	45,519	133,108	33,809	30,442	242,878
Nonresidential	117,227	463,591	155,780	16,528	753,126
Home equity loans	18,803	2,941	5,047	3,637	30,428
Commercial	49,428	57,520	23,484	9,569	140,001
Consumer and other loans	623	913	649	755	2,940
Total loans receivable	$291,741	$686,949	$234,348	$64,725	$1,277,763

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$29,536	$19,231	$6,861	$345	$55,973
Residential real estate	30,052	103,694	4,181	546	138,473
Nonresidential	97,266	420,951	82,133	6,819	607,169
Home equity loans	—	—	—	—	—
Commercial	7,309	53,665	21,159	131	82,264
Consumer and other loans	532	902	590	550	2,574
Total fixed-rate loans	$164,695	$598,443	$114,924	$8,391	$886,453

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$30,605	$9,645	$8,718	$3,449	$52,417
Residential real estate	15,467	29,414	29,628	29,896	104,405
Nonresidential	19,961	42,640	73,647	9,709	145,957
Home equity loans	18,803	2,941	5,047	3,637	30,428
Commercial	42,119	3,855	2,325	9,438	57,737
Consumer and other loans	91	11	59	205	366
Total floating-rate loans	$127,046	$88,506	$119,424	$56,334	$391,310

At June 30, 2023, real estate mortgage loans included $349.5 million of owner-occupied non-farm, non-residential loans, and $323.3 million of other non-farm, non-residential loans, which is 30.8% and 28.5% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $334.3 million of owner-occupied non-farm, non-residential loans, and $319.3 million of other non-farm, non-residential loans, which is 30.4% and 29.0% of real estate mortgage loans, respectively.  This represents an increase at June 30, 2023 of $15.2 million, or 4.6%, in owner-occupied non-farm, non-residential loans, and an increase at June 30, 2023 of $4.0 million, or 1.3%, in other non-farm, non-residential loans.

At June 30, 2023, real estate mortgage loans included $108.4 million of construction and land development loans, and $64.1 million of multi-family residential loans, which are 9.6% and 5.6% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $117.3 million of construction and land development loans, and $52.3 million of multi-family residential loans, which were 10.7% and 4.8% of real estate mortgage loans, respectively. This represents a decrease at June 30, 2023 of $8.9 million, or 7.6%, in construction and land development loans, and an increase at June 30, 2023 of $11.8 million, or 22.5%, in multi-family residential loans.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 268.2% of total risk-based capital at June 30, 2023, as compared to 273.9% at December 31, 2022. Construction and land development loans were 58.6% of total risk-based capital at June 30, 2023, as compared to 65.7% at December 31, 2022.

At June 30, 2023, real estate mortgage loans included home equity loans of $30.4 million and residential real estate loans of $242.9 million, compared to $31.4 million and $229.9 million at December 31, 2022, respectively. Home equity loans decreased $1.0 million, or 3.2%, during the six months ended June 30, 2023, and residential real estate loans increased $13.0 million, or 5.6%, during the six months ended June 30, 2023. At June 30, 2023, commercial loans were $140.0 million, compared to $128.6 million at December 31, 2022, an increase of $11.4 million, or 8.9%, during the six months ended June 30, 2023.

The overall increase in loans from the year ended December 31, 2022 to June 30, 2023 was due primarily to an increase in organic growth, including growth of approximately $11.5 million in loans related to Partners’ expansion into the Greater Washington market.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $153.5 million during the three months ended June 30, 2023 as compared to $146.6 million for the three months ended June 30, 2022. This represented 10.4% and 9.0% of total average interest-earning assets for the three months ended June 30, 2023 and 2022, respectively.  The increase in average total investment securities for the three months ended June 30, 2023, as compared to the same period of 2022, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.  Total investment securities averaged $154.0 million during the six months ended June 30, 2023 as compared to $140.6 million for the six months ended June 30, 2022. This represented 10.4% and 8.7% of total average interest-earning assets for the six months ended June 30, 2023 and 2022, respectively.  The increase in average total investment securities for the six months ended June 30, 2023, as compared to the same period of 2022, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs and higher interest rates over the comparable periods.

During the year ended December 31, 2022 as well as the first half of 2023, the Company’s investment securities portfolio was negatively impacted by unrealized losses in the market value of investment securities AFS as a result of increases in market interest rates. The Company believes that further increases in market interest rates will likely result in higher unrealized losses in the market value of the investment securities AFS portfolio. The Company expects to recover its investment in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Company.

The Company classifies all of its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At June 30, 2023 and December 31, 2022, investment securities AFS, at fair value totaled $129.3 million and $133.7 million, respectively. Investment securities AFS, at fair value decreased by approximately $4.4 million, or 3.3%, during the six months ended June 30, 2023 from December 31, 2022.  This decrease was primarily due to scheduled payments of principal and an increase in unrealized losses on the investment securities AFS portfolio as a result of increases in market interest rates.  The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. The Company’s AFS investment securities portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company.  In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All AFS investment securities were current with no investment securities past due or on nonaccrual as of June 30, 2023 or December 31, 2022. At June 30, 2023 and December 31, 2022 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The Company has evaluated AFS investment securities in an unrealized loss position for credit related impairment at June 30, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these investment securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of June 30, 2023.

The following table summarizes the amortized cost and fair value of investment securities AFS as of June 30, 2023:

Amortized Cost and Fair Value of Investment Securities

At June 30, 2023

(Dollars in Thousands)

	June 30, 2023
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,191	11.7%	$—	$1,660	$15,531
Obligations of States and political subdivisions	29,654	20.2%	13	2,412	27,255
Mortgage-backed securities	97,306	66.4%	—	13,120	84,186
Subordinated debt investments	2,470	1.7%	—	183	2,287
	$146,621	100.0%	$13	$17,375	$129,259

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities AFS portfolio as of June 30, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

At June 30, 2023

(Dollars in Thousands)

	June 30, 2023

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$976	3.51%	$9,720	3.11%	$2,936	2.29%	$1,899	1.92%	$15,531	2.83%
Obligations of States and political subdivisions	—	—%	5,924	2.50%	10,163	2.58%	11,168	2.50%	27,255	2.53%
Mortgage-backed securities	—	—%	1,106	1.93%	22,371	2.52%	60,709	1.75%	84,186	1.96%
Subordinated debt investments	—	—%	—	—%	2,287	5.55%	—	—%	2,287	5.55%
	$976	3.51%	$16,750	2.81%	$37,757	2.70%	$73,776	1.87%	$129,259	2.25%

In addition, the Company holds stock in various correspondent banks as well as the FRB. The balance of these securities was $6.2 million and $6.5 million at June 30, 2023 and December 31, 2022, respectively, a decrease of $349 thousand, or 5.4%, for the six months ended June 30, 2023.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the six months ended June 30, 2023, the net unrealized losses in the Company’s investment securities AFS portfolio increased from December 31, 2022 by approximately $331 thousand, or 2.0%, to $17.4 million at June 30, 2023.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities AFS portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest-Bearing Liabilities

Deposits. Average total deposits decreased from $1.49 billion to $1.31 billion, a decrease of $184.0 million, or 12.3%, for the three months ended June 30, 2023 over the average total deposits for the three months ended June 30, 2022.  This decrease was primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $16.2 million in deposits related to Partners’ expansion into the Greater Washington market.  Average total deposits decreased from $1.48 billion to $1.31 billion, a decrease of $165.5 million, or 11.2%, for the six months ended June 30, 2023 over the average total deposits for the six months ended June 30, 2022.  This decrease was primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $23.3 million in deposits related to Partners’ expansion into the Greater Washington market.

At June 30, 2023, total deposits were $1.32 billion as compared to $1.34 billion at December 31, 2022, a decrease of $21.1 million, or 1.6%. This decrease was primarily driven by deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures during the first six months of 2023, partially offset by organic growth in time deposits.  Non-interest-bearing demand deposits decreased to $500.5 million at June 30, 2023, a $28.3 million, or 5.3%, decrease from $528.8 million in non-interest-bearing demand deposits at December 31, 2022, due primarily to the aforementioned items above with respect to actual and average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	June 30,	Percentage	December 31,	Percentage
	2023	of Deposits	2022	of Deposits
Non-interest-bearing demand deposits	$500,500	37.96%	$528,770	39.47%
Interest-bearing deposits:
Money market, NOW, and savings accounts	506,438	38.41%	553,325	41.31%
Certificates of deposit, $250 thousand or more	104,966	7.96%	59,247	4.42%
Other certificates of deposit	206,578	15.67%	198,263	14.80%
Total interest-bearing deposits	817,982	62.04%	810,835	60.53%
Total	$1,318,482	100.00%	$1,339,605	100.00%

The Company's loan-to-deposit ratio was 96.9% at June 30, 2023 as compared to 92.0% at December 31, 2022. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.21 billion at June

30, 2023, a decrease of $66.8 million, or 5.2%, from $1.28 billion at December 31, 2022, and excluded $105.0 million and $59.2 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

At June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	June 30,	December 31,
	2023	2022
Three months or less	$49,134	$44,288
Over three months through six months	25,466	36,283
Over six months through twelve months	185,476	79,260
Over twelve months	51,468	97,679
Total	$311,544	$257,510

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $250 thousand at the date indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

At June 30, 2023 and December 31, 2022

(Dollars in Thousands)

	June 30,	December 31,
	2023	2022
Three months or less	$21,299	$5,977
Over three months through six months	9,501	8,094
Over six months through twelve months	60,595	23,745
Over twelve months	13,571	21,431
Total	$104,966	$59,247

Borrowings. Borrowings at June 30, 2023 and December 31, 2022 consisted primarily of short-term and long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At June 30, 2023, short-term borrowings with the FHLB were $31.1 million as compared to $42.0 million at December 31, 2022, a decrease of $10.9 million, or 26.0%.

At June 30, 2023 and December 31, 2022, long-term borrowings with the FHLB were $19.8 million. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At June 30, 2023 and December 31, 2022, subordinated notes payable, net, were $22.2 million.

At June 30, 2023, other borrowings were $602 thousand as compared to $613 thousand at December 31, 2022, a decrease of $11 thousand, or 1.8%.  This decrease was due to a decrease on Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.  In addition, Partners majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which no amount was outstanding as of June 30, 2023 and December 31, 2022, respectively.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report for additional information on the Company’s subordinated notes payable, net, Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings increased by $22.9 million, or 46.6%, and average rates paid increased by 0.47% to 4.48% for the three months ended June 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average total deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Average total borrowings increased by $25.4 million, or 51.7%, and average rates paid increased by 0.43% to 4.43% for the six months ended June 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average total deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Capital

Total stockholders’ equity as of June 30, 2023 was $143.3 million, an increase of $4.0 million, or 2.9%, from December 31, 2022.  Key drivers of this change were the net income attributable to the Company for the six months ended June 30, 2023, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of June 30, 2023 and December 31, 2022 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of June 30, 2023 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report for a more in-depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At June 30, 2023 and December 31, 2022

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$104,602	14.0%	$78,573	10.5%	$74,832	10.0%
Virginia Partners Bank	65,379	11.1%	62,077	10.5%	59,121	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	95,238	12.7%	63,607	8.5%	59,865	8.0%
Virginia Partners Bank	60,092	10.2%	50,253	8.5%	47,297	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	95,238	12.7%	52,382	7.0%	48,640	6.5%
Virginia Partners Bank	60,092	10.2%	41,385	7.0%	38,429	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	95,238	10.6%	36,056	4.0%	45,070	5.0%
Virginia Partners Bank	60,092	9.5%	25,330	4.0%	31,662	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	$10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the AFS investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold, averaged $80.7 million and $92.6 million during the three and six months ended June 30, 2023, respectively, and totaled $76.6 million at June 30, 2023, as compared to an average of $341.1 million and $342.5 million during the three and six months ended June 30, 2022, respectively, and a year-end position of $141.6 million at December 31, 2022.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At June 30, 2023, advances available totaled approximately $415.4 million of which approximately $50.9 million had been drawn. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the six months ended June 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In November 2020, the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter ended June 30, 2023.

The following table provides information with respect to purchases made by us or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the second quarter of 2023.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
April 1, 2023 to April 30, 2023	—	$ -	—	255,800
May 1, 2023 to May 31, 2023	—	$ -	—	255,800
June 1, 2023 to June 30, 2023	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

(c) Insider Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers informed management of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

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
101

Interactive data files formatted in iXBRL (Inline Extensible Business Reporting Language) for the quarter ended June 30, 2023: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

104

The cover page from Partners Bancorp’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

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

Partners Bancorp (Registrant)

Date: August 11, 2023	/s/ John W. Breda
John W. Breda
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)