Form 10-Q
period 2023-09-30
PARTNERS BANCORP
filed 2023-11-09
CIK 832090

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, there were 17,985,577 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

PART I

FINANCIAL INFORMATION

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS.

PARTNERS BANCORP

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
(Dollars in thousands, except per share amounts)	(Unaudited)	*

ASSETS
Cash and due from banks	$15,674	$14,678
Interest-bearing deposits in other financial institutions	23,141	103,922
Federal funds sold	9,816	22,990
Cash and cash equivalents	48,631	141,590
Securities available for sale, at fair value	121,920	133,657
Loans held for sale	354	1,314
Loans, less allowance for credit losses of $16,075 at September 30, 2023 and $14,315 at December 31, 2022	1,281,429	1,218,551
Accrued interest receivable	4,729	4,566
Premises and equipment, less accumulated depreciation	14,116	14,857
Restricted stock	5,640	6,512
Operating lease right-of-use assets	4,631	5,065
Financing lease right-of-use assets	1,447	1,550
Other investments	5,363	4,888
Bank owned life insurance	19,064	18,706
Core deposit intangible, net	1,185	1,540
Goodwill	9,582	9,582
Other assets	14,942	12,234
Total assets	$1,533,033	$1,574,612
LIABILITIES
Deposits:
Non-interest-bearing demand	$508,793	$528,770
Interest-bearing demand	111,936	121,787
Savings and money market	374,210	431,538
Time	328,090	257,510
	1,323,029	1,339,605
Accrued interest payable on deposits	1,071	267
Short-term borrowings with the Federal Home Loan Bank	10,000	42,000
Long-term borrowings with the Federal Home Loan Bank	19,800	19,800
Subordinated notes payable, net	22,249	22,215
Other borrowings	596	613
Operating lease liabilities	5,037	5,465
Financing lease liabilities	1,907	2,006
Other liabilities	5,685	3,312
Total liabilities	1,389,374	1,435,283
COMMITMENTS & CONTINGENCIES
STOCKHOLDERS' EQUITY
Common stock, par value $0.01, authorized 40,000,000 shares, issued and outstanding 17,985,577 as of September 30, 2023 and 17,973,724 as of December 31, 2022, including 9,338 nonvested shares as of September 30, 2023 and 18,669 nonvested shares as of December 31, 2022	180	180
Surplus	88,809	88,669
Retained earnings	70,916	62,854
Noncontrolling interest in consolidated subsidiaries	515	707
Accumulated other comprehensive loss, net of tax	(16,761)	(13,081)
Total stockholders' equity	143,659	139,329
Total liabilities and stockholders' equity	$1,533,033	$1,574,612

* Derived from audited consolidated financial statements.

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2023	2022	2023	2022
INTEREST INCOME ON:
Loans, including fees	$18,224	$14,119	$51,493	$40,222
Investment securities:
Taxable	690	607	2,054	1,519
Tax-exempt	188	180	560	545
Federal funds sold	253	353	823	433
Other interest income	423	1,198	1,664	1,914
	19,778	16,457	56,594	44,633
INTEREST EXPENSE ON:
Deposits	3,778	1,071	8,906	3,440
Borrowings	721	511	2,401	1,524
	4,499	1,582	11,307	4,964
NET INTEREST INCOME	15,279	14,875	45,287	39,669
Provision for credit losses	2	419	396	803
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	15,277	14,456	44,891	38,866
NONINTEREST INCOME:
Service charges on deposit accounts	285	255	795	727
Losses on sales and calls of investment securities	—	(5)	—	(5)
Mortgage banking income, net	99	231	455	949
Gains on disposal of other assets, net	2	—	2	—
Impairment loss on restricted stock	—	—	—	(1)
Other income	720	760	2,156	2,316
	1,106	1,241	3,408	3,986
NONINTEREST EXPENSE:
Salaries and employee benefits	5,483	5,688	17,337	16,767
Premises and equipment	1,418	1,411	4,194	4,292
(Gains) and operating expenses on other real estate owned, net	—	—	—	(9)
Amortization of core deposit intangible	115	128	355	394
Merger related expenses	157	167	1,617	720
Other expenses	3,242	2,953	9,413	8,484
	10,415	10,347	32,916	30,648
INCOME BEFORE TAXES ON INCOME	5,968	5,350	15,383	12,204
Federal and state income taxes	1,506	1,292	3,943	2,914
NET INCOME	$4,462	$4,058	$11,440	$9,290
Net loss attributable to noncontrolling interest	76	52	192	108
NET INCOME ATTRIBUTABLE TO PARTNERS BANCORP	$4,538	$4,110	$11,632	$9,398
Earnings per common share:
Basic earnings per share	$0.25	$0.23	$0.65	$0.52
Diluted earnings per share	$0.25	$0.23	$0.65	$0.52

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
NET INCOME	$4,462	$4,058	$11,440	$9,290
OTHER COMPREHENSIVE LOSS, NET OF TAX:
Unrealized holding losses on securities available for sale arising during the period	(4,484)	(5,690)	(4,816)	(20,131)
Deferred income tax effect	1,070	1,368	1,136	4,733
Other comprehensive loss, net of tax	(3,414)	(4,322)	(3,680)	(15,398)

Reclassification adjustment for losses included in net income	—	5	—	5
Deferred income tax effect	—	(1)	—	(1)
Other comprehensive loss, net of tax	—	4	—	4
TOTAL OTHER COMPREHENSIVE LOSS	(3,414)	(4,318)	(3,680)	(15,394)
COMPREHENSIVE INCOME (LOSS)	$1,048	$(260)	$7,760	$(6,104)
Comprehensive loss attributable to noncontrolling interest	76	52	192	108
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO PARTNERS BANCORP	$1,124	$(208)	$7,952	$(5,996)

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(Unaudited)

For the three months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Loss	Equity
Balances, June 30, 2022	$179	$88,552	$55,695	$1,122	$(10,761)	$134,787
Net income (loss)	—	—	4,110	(52)	—	4,058
Other comprehensive loss, net of tax	—	—	—	—	(4,318)	(4,318)
Comprehensive loss						(260)
Cash dividends, $0.025 per share	—	—	(449)	—	—	(449)
Minority interest equity distribution	—	—	—	(343)	—	(343)
Stock-based compensation expense	—	24	—	—	—	24
Balances, September 30, 2022	$179	$88,576	$59,356	$727	$(15,079)	$133,759

Balances, June 30, 2023	$180	$88,785	$67,097	$591	$(13,347)	$143,306
Net income (loss)	—	—	4,538	(76)	—	4,462
Other comprehensive loss, net of tax	—	—	—	—	(3,414)	(3,414)
Comprehensive income						1,048
Cash dividends, $0.040 per share	—	—	(719)	—	—	(719)
Stock-based compensation expense	—	24	—	—	—	24
Balances, September 30, 2023	$180	$88,809	$70,916	$515	$(16,761)	$143,659

For the nine months ended:					Accumulated
					Other	Total
	Common		Retained	Noncontrolling	Comprehensive	Stockholders'
(Dollars in thousands, except per share amounts)	Stock	Surplus	Earnings	Interest	Income (Loss)	Equity
Balances, December 31, 2021	$179	$88,390	$51,305	$1,179	$315	$141,368
Net income (loss)	—	—	9,398	(108)	—	9,290
Other comprehensive loss, net of tax	—	—	—	—	(15,394)	(15,394)
Comprehensive loss						(6,104)
Cash dividends, $0.075 per share	—	—	(1,347)	—	—	(1,347)
Minority interest equity distribution	—	—	—	(344)	—	(344)
Stock option exercises, net	—	115	—	—	—	115
Stock-based compensation expense	—	71	—	—	—	71
Balances, September 30, 2022	$179	$88,576	$59,356	$727	$(15,079)	$133,759

Balances, December 31, 2022	$180	$88,669	$62,854	$707	$(13,081)	$139,329
Net income (loss)	—	—	11,632	(192)	—	11,440
Other comprehensive loss, net of tax	—	—	—	—	(3,680)	(3,680)
Comprehensive income						7,760
Cumulative effect adjustment due to the adoption of ASU 2016-13	—	—	(1,412)	—	—	(1,412)
Cash dividends, $0.120 per share	—	—	(2,158)	—	—	(2,158)
Stock option exercises, net	—	69	—	—	—	69
Stock-based compensation expense	—	71	—	—	—	71
Balances, September 30, 2023	$180	$88,809	$70,916	$515	$(16,761)	$143,659

The Notes to the Unaudited Consolidated Financial Statements are an integral part of these consolidated financial statements.

PARTNERS BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,632	$9,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	396	803
Depreciation	1,262	1,404
Amortization and accretion	181	347
Losses on sales and calls of investment securities	—	5
Net gains on sales of assets	(2)	—
Loss on equity securities	53	226
Gain on sale of loans held for sale, originated	(424)	(869)
Net gains on other real estate owned, including write‑downs	—	(5)
Increase in bank owned life insurance cash surrender value	(358)	(338)
Stock‑based compensation expense, net of employee tax obligation	71	71
Net accretion of certain acquisition related fair value adjustments	(45)	(163)
Impairment loss on restricted stock	—	1
Changes in assets and liabilities:
Loans held for sale	1,384	4,732
Accrued interest receivable	(163)	278
Other assets	(605)	(621)
Accrued interest payable on deposits	804	(91)
Other liabilities	1,495	855
Net cash provided by operating activities	15,681	16,033
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of securities available for sale	(1,772)	(40,599)
Purchases of other investments	(528)	(25)
Purchase of Farmers Bank Stock	—	(49)
Proceeds from the sale of Farmers Bank Stock	—	44
Proceeds from maturities and paydowns of securities available for sale	8,547	10,717
Net increase in loans	(64,262)	(87,840)
Proceeds from sale of assets	2	—
Purchases of premises and equipment	(521)	(487)
Proceeds from the sales of foreclosed assets	—	842
Redemption (purchase) of restricted stocks	872	(21)
Net cash used in investing activities	(57,662)	(117,418)
CASH FLOWS FROM FINANCING ACTIVITIES:
(Decrease) increase in demand, money market, and savings deposits, net	(87,156)	89,287
Cash received for the exercise of stock options	69	115
Increase (decrease) in time deposits, net	70,578	(76,225)
Decrease in borrowings, net	(32,020)	(441)
Net decrease in minority interest contributed capital	(192)	(452)
Decrease in finance lease liability	(99)	(89)
Dividends paid	(2,158)	(1,347)
Net cash (used in) provided by financing activities	(50,978)	10,848
Net decrease in cash and cash equivalents	(92,959)	(90,537)
Cash and cash equivalents, beginning of period	141,590	338,829
Cash and cash equivalents, ending of period	$48,631	$248,292
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid	$10,160	$5,291
Income taxes paid	4,125	2,416
Right of use assets and corresponding lease liabilities	190	—
Unrealized loss on securities available for sale	(4,816)	(20,131)
SUPPLEMENTARY NON‑CASH INVESTING ACTIVITIES:
Cumulative effect adjustment due to the adoption of ASU 2016-13	$(1,412)	$—

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

Financial Statement Presentation:

The unaudited interim consolidated financial statements do not include all information and notes necessary for a complete presentation of financial position, results of operations, changes in stockholder's equity, and cash flows in conformity with U.S. GAAP. In the opinion of management, the unaudited interim consolidated financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the consolidated financial position at September 30, 2023 and December 31, 2022, the results of its operations for three and nine months and its cash flows for the nine months ended September 30, 2023 and 2022 in conformity with U.S. GAAP.

Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or for any other period.

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

Changes in the allowance for credit losses are recorded as a provision for (or recovery of) credit losses in the Consolidated Statements of Income. Losses are charged against the allowance for credit losses when management believes an AFS investment security is confirmed to be uncollectible or when either of the criteria regarding intent or requirement to sell is met. At September 30, 2023, there was no allowance for credit losses related to the AFS investment securities portfolio.

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

JMC is engaged in the mortgage brokerage business in which JMC originates, closes, and immediately sells mortgage loans and related servicing rights to permanent investors in the secondary market.  JMC has written commitments from several permanent investors (large financial institutions) and only closes loans that meet the lending requirements of the permanent investors.  Loans are made in connection with the purchase or refinancing of existing and new one to four family residences primarily in southeastern and northern Virginia.  Loans are initially funded primarily by JMC’s lines of credit.  With the concurrent sale and delivery of mortgage loans to the permanent investors, JMC records receivables for mortgage loans sold and recognizes the related gains and losses on such sales.  The receivables for mortgage loans sold are usually satisfied within 30 days of sale, whereupon the related borrowings on the lines of credit are repaid.  Because of the short holding period, these loans are carried at the lower of cost or market and no market adjustments were deemed necessary in the first three quarters of 2023 or 2022.  JMC’s agreements with its permanent investors include provisions that could require JMC to repurchase loans under certain circumstances, and also provide for the assessment of fees if loans go into default or are refinanced within specified periods of time.  JMC has never been required to repurchase a loan and no indemnification reserve has been recorded as of September 30, 2023 or December 31, 2022 for possible repurchases.  Management does not believe that a provision for early default or refinancing cost is necessary at September 30, 2023 or December 31, 2022.

JMC enters into commitments with its customers to originate loans where the interest rate on the loans is determined (locked) prior to funding.  While this subjects JMC to the risk that interest rates may change from the commitment date to the funding date, JMC simultaneously enters into financial agreements (best efforts forward sales commitments) with its permanent investors giving JMC the right to deliver (put) loans to the investors at specified yields, thus enabling JMC to manage its exposure to changes in interest rates such that JMC is not subject to fluctuations in fair values of these agreements due to changes in interest rates.  However, a default by a permanent investor required to purchase loans under such an agreement would expose JMC to potential fluctuation in selling prices of loans due to changes in interest rates.  The fair value of rate lock commitments and forward sales commitments was considered immaterial at September 30, 2023 and December 31, 2022 and an adjustment was not recorded.  Gains and losses on the sale of mortgages as well as origination fees, brokerage fees, interest rate lock-in fees and other fees paid by mortgagors are included in “Mortgage banking income, net” on the Company’s Consolidated Statements of Income.

Other Real Estate Owned (“OREO”):

OREO comprises properties acquired in partial or total satisfaction of problem loans. The properties are recorded at the lower of cost or fair value, net of estimated selling costs, at the date acquired creating a new cost basis. Losses arising at the time of acquisition of such properties are charged against the allowance for credit losses. Subsequent write-downs that may be required, and expenses of operation and gains and losses realized from the sale of OREO are included in “Noninterest expense” on the Company’s Consolidated Statements of Income. At September 30, 2023 and December 31, 2022, there were no properties included in OREO.

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

Goodwill:

The Company’s goodwill was recognized in connection with the acquisitions of Partners and Liberty. The Company reviews the carrying value of goodwill at least annually during the fourth quarter or more frequently if certain impairment indicators exist. In testing goodwill for impairment, the Company may first consider qualitative factors to determine whether the existence of events or circumstances lead to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events and circumstances, we conclude that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then no further testing is required and the goodwill of the reporting unit is not impaired. If the Company elects to bypass the qualitative assessment or if management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the fair value of the reporting unit is compared with its carrying amount to determine whether an impairment exists. No impairment adjustment of goodwill was required for the nine months ended September 30, 2023 or 2022 or for the year ended December 31, 2022 based on management’s assessment.

Accounting for Stock Based Compensation:

The Company follows ASC 718-10, Compensation—Stock Compensation (“ASC 718-10”) for accounting and reporting for stock-based compensation plans. ASC 718-10 defines a fair value at grant date to be used for measuring compensation expense for stock-based compensation plans to be recognized in the consolidated statement of income.

Earnings Per Share:

Basic earnings per common share are determined by dividing net income by the weighted average number of shares outstanding for each period, giving retroactive effect to stock splits and dividends. Weighted average common shares outstanding were 17,985,577 and 17,985,371 for the three and nine months ended September 30, 2023, respectively. Calculations of diluted earnings per common share include the average dilutive common stock equivalents outstanding during the period, unless they are anti-dilutive. Dilutive common equivalent shares consist of stock options calculated using the treasury stock method and restricted stock awards. See Note 8 – Earnings Per Share for further information.

Note 2. Investment Securities

The Company’s AFS investment securities portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company.  In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All AFS investment securities were current with no AFS investment securities past due or on nonaccrual as of September 30, 2023 or December 31, 2022.  As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of September 30, 2023.

The following tables summarize the amortized cost and fair value of AFS investment securities and the corresponding amounts of gross unrealized gains and losses at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,231	$—	$1,906	$15,325
Obligations of States and political subdivisions	29,615	—	3,914	25,701
Mortgage-backed securities	94,450	—	15,842	78,608
Subordinated debt investments	2,471	—	185	2,286
	$143,767	$—	$21,847	$121,920

	December 31, 2022
	Dollars in Thousands
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,115	$—	$1,649	$15,466
Obligations of States and political subdivisions	29,480	7	2,422	27,065
Mortgage-backed securities	101,626	—	12,886	88,740
Subordinated debt investments	2,468	—	82	2,386
	$150,689	$7	$17,039	$133,657

Gross unrealized losses and fair values, aggregated by investment security category and length of time that individual investment securities have been in a continuous unrealized loss position, at September 30, 2023 and December 31, 2022, are as follows:

	September 30, 2023
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$1,934	$20	$13,391	$1,886	$15,325	$1,906
Obligations of States and political subdivisions	5,667	430	20,034	3,484	25,701	3,914
Mortgage-backed securities	1,409	100	77,197	15,742	78,606	15,842
Subordinated debt investments	—	—	2,037	185	2,037	185
Total investment securities with unrealized losses	$9,010	$550	$112,659	$21,297	$121,669	$21,847

	December 31, 2022
	Dollars in Thousands
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Loss	Value	Loss	Value	Loss
Obligations of U.S. Government agencies and corporations	$12,447	$829	$3,019	$820	$15,466	$1,649
Obligations of States and political subdivisions	23,975	1,714	1,821	708	25,796	2,422
Mortgage-backed securities	34,133	2,343	54,605	10,543	88,738	12,886
Subordinated debt investments	2,136	82	—	—	2,136	82
Total investment securities with unrealized losses	$72,691	$4,968	$59,445	$12,071	$132,136	$17,039

At September 30, 2023, there was one mortgage-backed investment security (“MBS”), two agency investment securities, and thirteen municipal investment securities that have been in a continuous unrealized loss position for less than twelve months. At September 30, 2023, there were seventy MBS investment securities, sixteen agency investment securities, four subordinated debt investment securities, and forty-nine municipal investment securities that had been in a continuous unrealized loss position for more than twelve months.

The Company has evaluated AFS investment securities in an unrealized loss position for credit related impairment at September 30, 2023 and concluded no impairment existed based on several factors, which included: (1) the majority of these investment securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the investment securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investment securities and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investment securities before recovery of their amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of September 30, 2023.

During the three and nine months ended September 30, 2023, the Company did not sell any investment securities.  During the three and nine months ended September 30, 2022, the Company sold one investment security, resulting in a loss of $5 thousand.

During the three and nine months ended September 30, 2023, no investment securities either matured or were called.  During the three months ended September 30, 2022, there were no calls or maturities on investment securities.  During the nine months ended September 30, 2022, two investment securities either matured or were called, resulting in no gain or loss for the period.

The Company has pledged certain investment securities as collateral for qualified customers’ deposit accounts at September 30, 2023 and December 31, 2022.  The amortized cost and fair value of these pledged investment securities was $10.1 million and $8.3 million, respectively, at September 30, 2023.  The amortized cost and fair value of these pledged investment securities was $10.4 million and $9.1 million, respectively, at December 31, 2022.

The Company realized a loss of $53 thousand on equity securities during the three and nine months ended September 30, 2023.  The Company realized a loss of $75 thousand and $226 thousand on equity securities during the three and nine months ended September 30, 2022, respectively.  These losses are included in the “Other expenses” line item of “Noninterest Expense” in the Consolidated Statements of Income.

Contractual maturities of investment securities at September 30, 2023 are shown below. Actual maturities may differ from contractual maturities because debtors may have the right to call or prepay obligations with or without call or prepayment penalties. MBS investment securities have no stated maturity and primarily reflect investments in various Pass-through and Participation Certificates issued by the Federal National Mortgage Association and the Government

National Mortgage Association. Repayment of MBS investment securities is affected by the contractual repayment terms of the underlying mortgages collateralizing these obligations and the current level of interest rates.

The following is a summary of maturities, calls, or repricing of AFS investment securities:

	September 30, 2023
	Investment Securities AFS
	Dollars in Thousands
	Amortized	Fair
	Cost	Value
Due in one year or less	$6,341	$6,238
Due after one year through five years	12,180	11,247
Due after five years through ten years	39,663	35,516
Due after ten years or more	85,583	68,919
	$143,767	$121,920

Note 3. Loans and Allowance for Credit Losses

Major categories of loans as of September 30, 2023 and December 31, 2022 are as follows:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Originated Loans
Real Estate Mortgage
Construction and land development	$113,281	$117,256
Residential real estate	212,719	204,211
Nonresidential	704,242	633,910
Home equity loans	30,707	22,866
Commercial	115,579	115,221
Consumer and other loans	3,660	2,554
	1,180,188	1,096,018
Acquired Loans
Real Estate Mortgage
Construction and land development	51	40
Residential real estate	22,387	25,693
Nonresidential	77,858	88,710
Home equity loans	8,022	8,579
Commercial	8,794	13,332
Consumer and other loans	204	494
	117,316	136,848
Total Loans
Real Estate Mortgage
Construction and land development	113,332	117,296
Residential real estate	235,106	229,904
Nonresidential	782,100	722,620
Home equity loans	38,729	31,445
Commercial	124,373	128,553
Consumer and other loans	3,864	3,048
	1,297,504	1,232,866
Less: Allowance for credit losses	(16,075)	(14,315)
	$1,281,429	$1,218,551

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

All loan information presented as of September 30, 2023 is in accordance with ASU 2016-13.  All loan information presented as of December 31, 2022, or prior to the three and nine month periods ended September 30, 2023, is presented in accordance with previously applicable U.S. GAAP.  Prior to adopting ASU 2016-13, the Company reviewed and analyzed each of the segments above using historical charge-off experience for their respective segments as well as the following qualitative factors: changes in the levels and trends in delinquencies, nonaccruals, classified assets and TDRs; changes in the value of underlying collateral; changes in the nature and volume of the portfolio; effects of any changes in lending policies, procedures, including underwriting standards and collections, charge-off and recovery practices; changes in the experience, depth and ability of management; changes in the national and local economic conditions and developments, including the condition of various market segments; changes in the concentration of credits within each pool; changes in the quality of the Company’s loan review system and the degree of oversight by the Company’s Board of Directors; changes in external factors such as competition and the legal environment.  These factors resulted in a FASB ASC 450-10-20 calculated reserve for environmental factors.

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

The following tables provide a summary of the activity in the allowance for credit losses allocated by loan class for the three and nine months ended September 30, 2023 and the year ended December 31, 2022.  Allocation of a portion of the allowance for credit losses to one loan class does not preclude its availability to absorb losses in other loan classes.

	September 30, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	(310)	(21)	—	(331)
Recoveries	—	9	143	1	70	10	—	233
Provision/(recovery)	192	(68)	214	37	(452)	36	(3)	(44)
Ending Balance	$2,125	$2,651	$8,380	$666	$1,871	$72	$310	$16,075
Nine Months Ended
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(362)	(51)	—	(423)
Recoveries	—	36	164	3	162	20	—	385
Provision/(recovery)	(864)	297	1,158	(39)	(194)	54	47	459
Ending Balance	$2,125	$2,651	$8,380	$666	$1,871	$72	$310	$16,075

	December 31, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
Dollars in Thousands	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Year Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	(13)	—	(1,555)	(27)	(182)	(72)	—	(1,849)
Recoveries	1	59	23	9	20	48	—	160
Provision/(recovery)	(51)	107	930	55	195	64	48	1,348
Ending Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315

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

The following tables show nonaccrual loans as of September 30, 2023 and December 31, 2022:

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At September 30, 2023	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$73	$—	$73	$—
Residential real estate	1,157	—	1,157	—
Nonresidential	627	—	627	—
Home equity loans	51	—	51	—
Commercial	—	—	—	—
Consumer and other loans	—	—	—	—
TOTAL	$1,908	$—	$1,908	$—

	Nonaccrual with	Nonaccrual with
	No Allowance	Allowance
	For Credit	For Credit	Total Nonaccrual	Allowance for
At December 31, 2022	Losses	Losses	Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$248	$11	$259	$8
Residential real estate	1,263	—	1,263	—
Nonresidential	305	—	305	—
Home equity loans	—	—	—	—
Commercial	—	327	327	282
Consumer and other loans	—	—	—	—
TOTAL	$1,816	$338	$2,154	$290

Modifications to Borrowers Experiencing Financial Difficulty

The Company adopted ASU 2016-13 effective January 1, 2023, including the adoption of ASU 2022-02, which eliminated the recognition and measurement of TDRs and enhanced disclosures for loan modifications to borrowers experiencing financial difficulty.  As of September 30, 2023, the Company did not have any loans made to borrowers experiencing financial difficulty that were modified during the three or nine months ended September 30, 2023, and as such, did not have any loans made to borrowers experiencing financial difficulty that subsequently defaulted. Payment default is defined as movement to nonperforming status, foreclosure or charge-off, whichever occurs first.

There were no loans secured by 1-4 family residential properties that were in the process of foreclosure at September 30, 2023 and December 31, 2022.

TDR Disclosures Prior to the Adoption of ASU 2022-02

There were no loans modified under the terms of a TDR during the three months ended September 30, 2022.  There was one loan modified under the terms of a TDR during the nine months ended September 30, 2022.  A summary of loans that were modified under the terms of a TDR during the nine months ended September 30, 2022 is shown below by class.  The post-modification recorded balance reflects the period end balances, inclusive of any interest capitalized to principal, partial principal pay-downs, and principal charge-offs since the modification date.  Loans modified as TDRs that were fully paid down, charged-off, or foreclosed upon by period end are not reported.

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Total

	Dollars in Thousands
Three months ended September 30, 2022
Number of loans modified during the period	—	—	—	—	—	—	—
Pre-modification recorded balance	$—	$—	$—	$—	$—	$—	$—
Post-modification recorded balance	—	—	—	—	—	—	—
Nine months ended September 30, 2022
Number of loans modified during the period	—	1	—	—	—	—	1
Pre-modification recorded balance	$—	$48	$—	$—	$—	$—	$48
Post-modification recorded balance	—	48	—	—	—	—	48

During the three and nine months ended September 30, 2022, there were no loans modified as a TDR that subsequently defaulted during the period ended September 30, 2022, which had been modified as a TDR during the twelve months prior to default.

Credit Quality Information

The following tables represent credit exposures by creditworthiness category at September 30, 2023 and December 31, 2022. The use of creditworthiness categories to grade loans permits management to estimate a portion of credit risk. The Company’s internal creditworthiness is based on experience with similarly graded credits. The Company uses the definitions below for categorizing and managing its criticized loans.  Loans categorized as “Pass” do not meet the criteria set forth below and are not considered criticized.

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

Loss — Loans in this category are of little value and are not warranted as a bankable asset.

A summary of loans by risk rating segmented by year of origination as of September 30, 2023 is as follows:

	Term Loans by Origination Year						Revolving
At September 30, 2023	Prior	2019	2020	2021	2022	2023	Loans	Total
	Dollars in thousands
Construction and Land Development
Pass	$4,465	$1,400	$4,357	$16,303	$44,628	$27,457	$14,649	$113,259
Marginal	—	—	—	—	—	—	—	—
Substandard	—	73	—	—	—	—	—	73
	4,465	1,473	4,357	16,303	44,628	27,457	14,649	113,332
Residential Real Estate
Pass	58,498	15,341	27,322	48,815	60,064	15,373	8,125	233,538
Marginal	—	—	—	—	—	—	—	—
Substandard	1,568	—	—	—	—	—	—	1,568
	60,066	15,341	27,322	48,815	60,064	15,373	8,125	235,106
Nonresidential
Pass	205,706	64,364	87,156	174,236	166,170	72,277	8,100	778,009
Marginal	204	—	—	—	—	—	—	204
Substandard	2,855	—	656	376	—	—	—	3,887
	208,765	64,364	87,812	174,612	166,170	72,277	8,100	782,100
Home Equity
Pass	139	—	—	—	24	6	38,464	38,633
Marginal	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	96	96
	139	—	—	—	24	6	38,560	38,729
Commercial
Pass	7,003	3,739	13,265	21,286	17,428	12,623	48,796	124,140
Marginal	—	65	—	—	—	—	79	144
Substandard	—	—	—	—	1	—	88	89
	7,003	3,804	13,265	21,286	17,429	12,623	48,963	124,373
Consumer and Other
Pass	966	24	135	623	358	573	1,185	3,864
Marginal	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
	966	24	135	623	358	573	1,185	3,864
TOTAL	$281,404	$85,006	$132,891	$261,639	$288,673	$128,309	$119,582	$1,297,504

Gross Charge-offs	$313	$—	$10	$—	$50	$50	$—	$423

A summary of loans by risk rating as of December 31, 2022 is as follows:

	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
At December 31, 2022	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Total

	Dollars in Thousands
Pass	$117,037	$228,217	$721,225	$31,347	$127,241	$2,700	$1,227,767
Marginal	—	—	872	—	985	348	2,205
Substandard	259	1,687	523	98	327	—	2,894
TOTAL	$117,296	$229,904	$722,620	$31,445	$128,553	$3,048	$1,232,866

The following tables include an aging analysis of the recorded investment of past due loans as of September 30, 2023 and December 31, 2022:

							Recorded
							Investment
			Greater than				>90 Days
	30 - 59 Days	60 - 89 Days	90 Days	Total	Current	Total	Past Due
At September 30, 2023	Past Due *	Past Due	Past Due**	Past Due	Balance***	Loans	and Accruing

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$141	$—	$73	$214	$113,118	$113,332	$—
Residential real estate	414	124	—	538	234,568	235,106	—
Nonresidential	1,769	103	592	2,464	779,636	782,100	—
Home equity loans	77	—	—	77	38,652	38,729	—
Commercial	—	9	—	9	124,364	124,373	—
Consumer and other loans	—	—	—	—	3,864	3,864	—
TOTAL	$2,401	$236	$665	$3,302	$1,294,202	$1,297,504	$—

* Includes $346 thousand of nonaccrual loans.

** Includes $663 thousand of nonaccrual loans.

*** Includes $899 thousand of nonaccrual loans.

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

	Real Estate	Non-Real Estate		Allowance for
At September 30, 2023	Secured Loans	Secured Loans	Total Loans	Credit Losses

	Dollars in Thousands
Real Estate Mortgage
Construction and land development	$73	$—	$73	$—
Residential real estate	1,214	—	1,214	—
Nonresidential	3,278	—	3,278	—
Home equity loans	52	—	52	—
Commercial	88	—	88	—
Consumer and other loans	—	—	—	—
TOTAL	$4,705	$—	$4,705	$—

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

The following table provides changes in accretable yield for all acquired loans accounted for under ASC 310-20 for the nine months ended September 30, 2022:

Dollars in Thousands	September 30, 2022
Beginning balance	$1,896
Accretion	(500)
Other changes, net	—
Ending balance	$1,396

During the three and nine months ended September 30, 2022, the Company recorded $12 thousand and $67 thousand, respectively, in accretion on acquired loans accounted for under ASC 310-30.

The Company had no commitments to loan additional funds to the borrowers of restructured, impaired, or nonaccrual loans as of September 30, 2023 and December 31, 2022.

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

At September 30, 2023 and December 31, 2022, the allowance for credit losses on off-balance sheet credit exposures totaled $715 thousand and $265 thousand, respectively, and was included in other liabilities on the Company’s consolidated balance sheets.

The following table details activity in the allowance for credit losses on off-balance sheet commitments for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
Dollars in Thousands	2023	2022	2023	2022
Beginning balance	$669	$265	$265	$265
Impact of adopting ASC 326	-	-	512	-
Provision for (recovery of) credit losses	46	-	(62)	-
Ending balance	$715	$265	$715	$265

Note 4. Borrowings and Notes Payable

The Company owns capital stock of the FHLB as a condition for $418.2 million convertible advance credit facilities from the FHLB. As of September 30, 2023, the Company had remaining credit availability of $388.4 million under these facilities.

The following tables detail the advances the Company had outstanding with the FHLB at September 30, 2023 and December 31, 2022:

	September 30, 2023
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate credit	10,000	5.46%	October 2023	Fixed, paid monthly
Total advances	$29,800

	December 31, 2022
Dollars in Thousands	Outstanding Balance	Interest Rate	Maturity Date	Interest Payment
Fixed rate hybrid	$9,900	1.29%	March 2024	Fixed, paid quarterly
Fixed rate hybrid	9,900	1.29%	March 2024	Fixed, paid quarterly
Daily rate credit	42,000	4.57%	December 2023	Variable, paid daily
Total advances	$61,800

The Company had short-term borrowings outstanding with the FHLB of $10.0 million at September 30, 2023. Average short-term borrowings outstanding under the FHLB approximated $19.3 million and $27.4 million during the three and nine months ended September 30, 2023, respectively.  The Company had short-term borrowings outstanding with the FHLB of $42.0 million at December 31, 2022. Average short-term borrowings outstanding under the FHLB approximated $263 thousand during the year ended December 31, 2022.  Borrowings with the FHLB are considered short-term if they have an original maturity of less than a year.

The Company has pledged a portion of its residential and commercial mortgage loan portfolio as collateral for these credit facilities. The lendable collateral value outstanding on these pledged loans totaled approximately $293.9 million and $296.7 million at September 30, 2023 and December 31, 2022, respectively.

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

Partners owns a one-half undivided interest in 410 William Street, Fredericksburg, Virginia.  Partners purchased a one-half interest in the land for cash, plus additional settlement costs, and assumption of one-half of the remaining deed of trust loan on December 14, 2012.  Partners indemnified the indemnities, who are the personal guarantors of the deed of trust loan in the amount of $886 thousand, which was one-half of the outstanding balance of the loan as of the purchase date.  Partners has a remaining obligation under the note payable of $610 thousand as of September 30, 2023 which was carried on the balance sheet net of a discount of $14 thousand.  The loan was refinanced on April 30, 2015 with a twenty-

five year amortization.  The interest rate is fixed at 3.60% for the first 10 years, and then becomes a variable rate of 3.0% plus the 10-year Treasury rate until maturity.

The Company provides JMC a warehouse line of credit, which is eliminated in consolidation.  In addition, JMC has a warehouse line of credit with another financial institution in the amount of $3.0 million.  The interest rate is the weekly average of the one month SOFR plus 2.250%, rounded to the nearest 0.125% (7.875% at September 30, 2023). The rate is subject to change the first of every month.  Amounts borrowed are collateralized by a security interest in the mortgage loans financed under the line and are payable upon demand.  The warehouse line of credit is set to renew or mature on March 1, 2024.  There was no balance outstanding at September 30, 2023 or December 31, 2022.  Interest expense on the warehouse lines of credit was $8 thousand and $31 thousand for the three and nine months ended September 30, 2023, respectively, and $18 thousand and $42 thousand for the three and nine months ended September 30, 2022, respectively.

The proceeds of these long-term borrowings were generally used to purchase higher yielding investment securities, fund additional loans, redeem preferred stock, or fund acquisitions. Additionally, the Company has secured credit availability of $5.0 million and unsecured credit availability of $144.0 million with various correspondent banks for short-term liquidity needs, if necessary. The secured facility must be collateralized by specific securities at the time of any usage. At September 30, 2023, there were no borrowings outstanding under these credit agreements, and securities pledged under this secured credit facility had an amortized cost and fair value of $2 thousand.

The Company has pledged investment securities AFS with a combined amortized cost and fair value of $3.2 million and $2.5 million, respectively, with the FRB to secure Discount Window borrowings at September 30, 2023.  The combined amortized cost and fair value of these pledged investment securities AFS were $3.4 million and $2.8 million, respectively, at December 31, 2022.  At September 30, 2023 and December 31, 2022, there were no outstanding borrowings under these facilities.

Maturities of debt at September 30, 2023 are as follows (dollars in thousands):

2023	$9,994
2024	19,778
2025	—
2026	—
2027	—
Thereafter	22,873
$52,645

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

The following tables present information about the Company’s leases as of the dates and for the periods noted below:

Dollars in Thousands	September 30, 2023	December 31, 2022
Balance Sheet
Operating Lease Amounts
Right-of-use asset	$4,631	$5,065
Lease liability	5,037	5,465
Finance Lease Amounts
Right-of-use asset	$1,447	$1,550
Lease liability	1,907	2,006

Supplemental balance sheet information
Weighted average lease term - Operating Leases (Yrs.)	7.47	7.59
Weighted average lease term - Finance Leases (Yrs.)	10.34	11.05
Weighted average discount rate - Operating Leases (1)	2.42%	2.31%
Weighted average discount rate - Finance Leases (1)	2.84%	2.84%

Income Statement
Three Months Ended	September 30, 2023	September 30, 2022
Operating lease cost classified as premises and equipment	$251	$286
Finance lease cost classified as interest on borrowings	14	15
Nine Months Ended
Operating lease cost classified as premises and equipment	$718	$858
Finance lease cost classified as interest on borrowings	42	44

Operating outgoing cash flows from operating leases	$683	$787
Operating outgoing cash flows from finance leases	$140	$134
(1)	The discount rate was developed by using the fixed rate credit advance borrowing rate at the FHLB of Atlanta for a term correlating to the remaining life of each lease. Management believes this rate closely mirrors its incremental borrowing rate for similar terms.

Minimum lease payments at September 30, 2023, for the next five years and thereafter, assuming renewal options are exercised, are approximately as follows:

Dollars in Thousands
Operating Leases:
One year or less	$810
One to three years	1,308
Three to five years	1,034
Over 5 years	2,495
Total undiscounted cash flows	5,647
Less: Discount	(610)
Lease Liabilities	$5,037

Finance Leases:
One year or less	$191
One to three years	406
Three to five years	408
Over 5 years	1,212
Total undiscounted cash flows	2,217
Less: Discount	(310)
Lease Liabilities	$1,907

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

A summary of stock option transactions with respect to such options for the nine months ending September 30, 2023 is as follows:

September 30, 2023
Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	4,733	$4.14	0.23
Granted	—	—	—
Exercised	—	—	—
Forfeited	(4,733)	4.14	—
Outstanding at end of period	—	$—	—	$—

Options exercisable at September 30, 2023	—	$—

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

A summary of stock option transactions with respect to such options for the nine months ended September 30, 2023 is as follows:

	September 30, 2023
			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value
Outstanding at beginning of period	88,467	$6.59	2.85
Granted	—	—	—
Exercised	(11,853)	5.83	—
Forfeited	(1,546)	5.83	—
Outstanding at end of period	75,068	$6.73	2.59	$76,793

Options exercisable at September 30, 2023	75,068	$6.73

The intrinsic value represents the total pre-tax intrinsic value (the amount by which the current market value of the underlying stock options exceeds the exercise price) that would have been received by the holders had they exercised their stock options on September 30, 2023.

As stated in Note 1 – Nature of Business and Its Significant Accounting Policies, the Company follows ASC 718-10 which requires that stock-based compensation to employees and directors be recognized as compensation cost in the income statement based on their fair values on the measurement date, which, for the Company, is the date of the grant. All stock option expenses had been fully recognized prior to 2020. As such, there was no expense recorded related to stock options during the three or nine months ended September 30, 2023 or 2022.

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

As of September 30, 2023, there were 9,338 non-vested shares related to restricted stock awards.  A schedule of non-vested shares related to restricted stock awards as of September 30, 2023 is as follows:

	Employees
		Weighted
		Average
	Shares	Fair Value
Nonvested Awards December 31, 2022	18,669	$8.99
Awarded in 2023	—	—
Vested in 2023	(9,331)	8.99
Nonvested Awards September 30, 2023	9,338	$8.99

As a result of applying the provisions of ASC 718-10, during the three and nine months ended September 30, 2023, the Company recognized restricted stock-based compensation expense of $24 thousand, or $17 thousand net of tax, and $71 thousand, or $52 thousand net of tax, respectively, related to the restricted stock awards.  Restricted stock-based compensation expense is accounted for using the fair value of the Company’s common stock on the date the restricted shares were awarded, which was $7.65 for the awards granted on April 28, 2021, $8.99 for the awards granted on October 12, 2021, and $8.72 for the awards granted on October 27, 2021.  Unrecognized restricted stock-based compensation expense related to the restricted stock awards totaled approximately $63 thousand at September 30, 2023. The remaining period over which this unrecognized restricted stock-compensation expense is expected to be recognized is approximately 0.7 years.

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

The following tables present basic and diluted EPS for the three and nine months ended September 30, 2023 and 2022:

	Net Income Applicable
	to Basic Earnings	Weighted Average	Earnings
(Dollars and amounts in thousands, except per share data)	Per Common Share	Shares Outstanding	Per Share
For the three months ended September 30, 2023
Basic EPS	$4,538	17,986	$0.252
Effect of dilutive stock awards	—	8	(0.000)
Diluted EPS	$4,538	17,994	$0.252

For the nine months ended September 30, 2023
Basic EPS	$11,632	17,985	$0.647
Effect of dilutive stock awards	—	8	(0.001)
Diluted EPS	$11,632	17,993	$0.646

For the three months ended September 30, 2022
Basic EPS	$4,110	17,962	$0.229
Effect of dilutive stock awards	—	32	(0.001)
Diluted EPS	$4,110	17,994	$0.228

For the nine months ended September 30, 2022
Basic EPS	$9,398	17,960	$0.523
Effect of dilutive stock awards	—	35	(0.001)
Diluted EPS	$9,398	17,995	$0.522

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

Quantitative measures established by regulation to ensure capital adequacy require the Company’s Subsidiaries to maintain minimum amounts and ratios (as defined in the regulations) of total and Tier 1 capital to risk-weighted assets, Tier 1 capital to average assets, and common equity Tier 1 capital to risk-weighted assets. Management believes as of September 30, 2023 that the Company’s Subsidiaries met all capital adequacy requirements to which they are subject.

As of September 30, 2023, the most recent notification from the FDIC categorized the Company’s Subsidiaries as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company’s Subsidiaries must maintain minimum total risk-based, Tier 1 risk-based, Tier 1 leverage and common equity Tier 1 risk-based ratios. There are no conditions or events since that notification that management believes have changed the Company’s Subsidiaries’ categories.

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

The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for the Company’s Subsidiaries under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2023 and December 31, 2022 based on the fully phased-in provisions of the Basel III Capital Rules. Capital levels required to be considered well capitalized are based on prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. A comparison of the Company’s Subsidiaries’ capital amounts and ratios as of September 30, 2023 and December 31, 2022 with the minimum requirements are presented below.

					To Be
					Well Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
In Thousands	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$107,821	14.2%	$79,821	10.5%	$76,020	10.0%
Virginia Partners Bank	66,386	11.4%	61,157	10.5%	58,245	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	98,312	12.9%	64,617	8.5%	60,816	8.0%
Virginia Partners Bank	61,082	10.5%	49,508	8.5%	46,596	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	98,312	12.9%	53,214	7.0%	49,413	6.5%
Virginia Partners Bank	61,082	10.5%	40,772	7.0%	37,859	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	98,312	10.9%	35,971	4.0%	44,963	5.0%
Virginia Partners Bank	61,082	9.5%	25,723	4.0%	32,154	5.0%

As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier I Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

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

Banking regulations also limit the amount of dividends that may be paid without prior approval of the Company’s regulatory agencies. Regulatory approval is required to pay dividends, which exceed the Company’s and its Subsidiaries’ net profits for the current year plus its retained net profits for the preceding two years.  At September 30, 2023 and December 31, 2022, approximately $26.7 million and $21.1 million, respectively, was available for the payment of dividends to stockholders by the Company without regulatory approval.  Dividends from the Subsidiaries to the Company are also limited by the amount of retained net profits of the Subsidiaries in the current year and the preceding two years.  At September 30, 2023 and December 31, 2022, approximately $31.4 million and $25.0 million, respectively, was available for the payment of dividends to the Company from the Subsidiaries without regulatory approval.

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

The estimated fair values, and related carrying amounts, of the Company’s financial instruments are as follows:

Dollars are in thousands		Fair Value Measurements at September 30, 2023
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$15,674	$15,674	$—	$—	$15,674
Interest bearing deposits	23,141	23,141	—	—	23,141
Federal funds sold	9,816	9,816	—	—	9,816
Securities:
Available for sale	121,920	—	121,920	—	121,920
Loans held for sale	354	—	354	—	354
Loans, net of allowance for credit losses	1,281,429	—	—	1,208,741	1,208,741
Accrued interest receivable	4,729	—	4,729	—	4,729
Restricted stock	5,640	—	5,640	—	5,640
Other investments	5,363	—	5,363	—	5,363
Bank owned life insurance	19,064	—	19,064	—	19,064
Financial liabilities:
Deposits	$1,323,029	$—	$994,939	$323,395	$1,318,334
Accrued interest payable on deposits	1,071	—	1,071	—	1,071
FHLB advances	29,800	—	29,421	—	29,421
Subordinated notes payable	22,249	—	26,646	—	26,646
Other borrowings	596	—	—	596	596

Dollars are in thousands		Fair Value Measurements at December 31, 2022
		Quoted Prices in	Significant	Significant
		Active Markets for	Other	Unobservable
	Carrying	Identical Assets	Observable Inputs	Inputs
	Amount	(Level 1)	(Level 2)	(Level 3)	Balance
Financial assets:
Cash and due from banks	$14,678	$14,678	$—	$—	$14,678
Interest bearing deposits	103,922	103,922	—	—	103,922
Federal funds sold	22,990	22,990	—	—	22,990
Securities:
Available for sale	133,657	—	133,657	—	133,657
Loans held for sale	1,314	—	1,314	—	1,314
Loans, net of allowance for credit losses	1,218,551	—	—	1,165,190	1,165,190
Accrued interest receivable	4,566	—	4,566	—	4,566
Restricted stock	6,512	—	6,512	—	6,512
Other investments	4,888	—	4,888	—	4,888
Bank owned life insurance	18,706	—	18,706	—	18,706
Financial liabilities:
Deposits	$1,339,605	$—	$1,082,084	$249,183	$1,331,267
Accrued interest payable on deposits	267	—	267	—	267
FHLB advances	61,800	—	60,990	—	60,990
Subordinated notes payable	22,215	—	26,364	—	26,364
Other borrowings	613	—	—	613	613

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

The following table presents the balances of financial assets measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022:

				Fair
Dollars are in thousands	Level 1	Level 2	Level 3	Value
September 30, 2023
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,325	$—	$15,325
Obligations of States and political subdivisions	—	25,701	—	25,701
Mortgage-backed securities	—	78,608	—	78,608
Subordinated debt investments	—	2,286	—	2,286
Total securities AFS	$—	$121,920	$—	$121,920
December 31, 2022
Securities AFS:
Obligations of U.S. Government agencies and corporations	$—	$15,466	$—	$15,466
Obligations of States and political subdivisions	—	27,065	—	27,065
Mortgage-backed securities	—	88,740	—	88,740
Subordinated debt investments	—	2,386	—	2,386
Total securities AFS	$—	$133,657	$—	$133,657

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

The following describes the valuation techniques used by the Company to measure certain financial assets recorded at fair value on a nonrecurring basis in the financial statements:

Loans Held for Sale:

Loans held for sale are loans originated by JMC for sale in the secondary market.  Loans originated for sale by JMC are recorded at lower of cost or market.  No market adjustments were required at September 30, 2023 or December

31, 2022; therefore, loans held for sale were carried at cost.  Because of the short-term nature, the book value of these loans approximates fair value at September 30, 2023 and December 31, 2022.

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

OREO:

OREO is measured at fair value less cost to sell, based on an appraisal conducted by an independent, licensed appraiser outside of the Company.  If the collateral value is significantly adjusted due to differences in the comparable properties, or is discounted by the Company because of marketability, then the fair value is considered Level 3.  OREO is measured at fair value on a nonrecurring basis.  Any initial fair value adjustment is charged against the allowance for credit losses.  Subsequent fair value adjustments are recorded in the period incurred and included in “Noninterest Expense” in the Consolidated Statements of Income.

The following table presents the balances of financial assets measured at fair value on a nonrecurring basis as of December 31, 2022.  There were no financial assets measured at fair value on a nonrecurring basis as of September 30, 2023.   The Company had no OREO at September 30, 2023 or December 31, 2022.

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

Note 12. Goodwill and Intangible Assets

The Company accounts for goodwill and other intangible assets in accordance with ASC 350. The Company records goodwill when the purchase price of an acquired entity is greater than the fair value of the identifiable tangible and intangible assets acquired minus the liabilities assumed. The Company amortizes acquired intangible assets with definite useful economic lives over their useful economic lives. On a periodic basis, management assesses whether events or changes in circumstances indicate that the carrying amount of the intangible assets may be impaired. The Company does not amortize goodwill or any acquired intangible assets with an indefinite useful economic life, but reviews them for impairment on an annual basis, or when events or changes in circumstances indicate that the carrying amounts may be impaired. The Company has performed the required goodwill impairment test and has determined that goodwill was not impaired as of September 30, 2023 or December 31, 2022.

Goodwill:

The Company acquired goodwill in the acquisitions of Liberty, which was effective in 2018, and Partners, which was effective in 2019. There were no changes to goodwill during the nine months ended September 30, 2023 and the year ended December 31, 2022.

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

The following table provides changes in the core deposit intangible for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30,	December 31,
Dollars in Thousands	2023	2022
Beginning balance	$1,540	$2,060
Amortization	(355)	(520)
Ending balance	$1,185	$1,540

The following table provides the remaining amortization expense for the core deposit intangible over the years indicated below:

September 30,
Dollars in Thousands	2023
2023	$112
2024	415
2025	246
2026	182
2027	129
Thereafter	101
$1,185

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

The following table provides changes in the net deposit premium and discount for the nine months ended September 30, 2023 and the year ended December 31, 2022:

	September 30,	December 31,
Dollars in Thousands	2023	2022
Beginning balance	$(3)	$(9)
Accretion, net	2	6
Ending balance	$(1)	$(3)

The following table provides the remaining accretion for the net deposit discount over the years indicated below:

September 30,
Dollars in Thousands	2023
2023	$1
$1

The net effect of the amortization of premiums and accretion of discounts associated with the Company’s acquisition accounting adjustments to assets acquired and liabilities assumed had the following impact on the Consolidated Statements of Income for the periods indicated below:

	September 30,	September 30,
	2023	2022
Three Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$116	$118
Time deposits (2)	(1)	(1)
Core deposit intangible (3)	(115)	(128)
Note Payable (4)	(1)	(1)
Net impact to income before taxes	$(1)	$(12)

	September 30,	September 30,
	2023	2022
Nine Months Ended	Dollars in Thousands
Adjustments to net income
Loans (1)	$404	$566
Time deposits (2)	(2)	(6)
Core deposit intangible (3)	(355)	(394)
Note Payable (4)	(2)	(3)
Net impact to income before taxes	$45	$163

(1)	Loan discount accretion is included in the "Loans, including fees" section of "Interest Income" in the Consolidated Statements of Income.
(2)	Time deposit discount accretion is included in the "Deposits" section of "Interest Expense" in the Consolidated Statements of Income.
(3)	Core deposit intangible premium amortization is included in the "Amortization of core deposit intangible" section of "Noninterest Expense" in the Consolidated Statements of Income.
(4)	Note payable discount accretion is included in the "Borrowings" section of "Interest Expense" in the Consolidated Statements of Income.

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

Service Charges on Deposit Accounts:

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

Other Noninterest Income:

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

Gain or loss on sale or disposal of other assets:

Gain or loss on sale of other assets is recorded when control of the property transfers to the buyer.  Gain or loss on disposal of fixed assets is recorded when the asset is determined to no longer be in service.

Gain or loss on sale of OREO:

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

At special meetings of their respective shareholders held on June 22, 2023, shareholders of LINK and the Company each voted to approve the LINK Merger Agreement and the transactions contemplated thereby. On October 13, 2023, the Company and LINK announced the receipt of required regulatory approvals from the FDIC, the Pennsylvania Department of Banking and Securities, the Virginia State Corporation Commission, the Delaware Office of the State Bank Commissioner and the Maryland Office of the Commissioner of Financial Regulation related to the pending merger. The Merger remains subject to the approval of the Federal Reserve and fulfillment of other customary closing condtions.  The Company and LINK anticipate closing the merger in the fourth quarter of 2023.

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

In July 2023, the FASB issued ASU No. 2023-03, “Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718)” (“ASU 2023-03”). ASU 2023-03 amends the FASB ASC for Securities and Exchange Commission (“SEC”) paragraphs pursuant to SEC Staff Accounting Bulletin No. 120,

SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. ASU 2023-03 is effective upon addition to the FASB Codification. The Company does not expect the adoption of ASU 2023-03 to have a material impact on its consolidated financial statements.

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative” (“ASU 2023-06”).  ASU 2023-06 incorporates certain SEC disclosure requirements into the FASB Accounting Standards Codification. The amendments in the ASU are expected to clarify or improve disclosure and presentation requirements of a variety of Codification Topics, allow users to more easily compare entities subject to the SEC’s existing disclosures with those entities that were not previously subject to the requirements, and align the requirements in the FASB Accounting Standards Codification with the SEC’s regulations. For entities subject to the SEC’s existing disclosure requirements and for entities required to file or furnish financial statements with or to the SEC in preparation for the sale of or for purposes of issuing securities that are not subject to contractual restrictions on transfer, the effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. For all other entities, the amendments will be effective two years later. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective for any entity. The Company does not expect the adoption of ASU 2023-06 to have a material impact on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the Company’s financial condition at September 30, 2023 to its financial condition at December 31, 2022 and the results of operations for the three and nine months ended September 30, 2023 and 2022.  This discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto in Item 8 of Part II of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and the other information included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (this “Quarterly Report”).  Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results for the year ending December 31, 2023 or any other period.

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are statements that include, without limitation, the completion and benefits of the merger with LINK, including the anticipated closing date of the mergers, the Company’s expectations with regard to its business, financial and operating results, including its deposit base and funding and the impact of future economic conditions, anticipated changes in the interest rate environment and the related impacts on the Company’s net interest margin, changes in economic conditions, the Company’s beliefs regarding liquidity and capital resources, strategic business initiatives including growth in the Greater Washington market and the anticipated effects thereof, adequacy of allowances for credit losses and the level of future charge-offs, and statements that include other projections, predictions, expectations, or beliefs about future events or results that are not statements of historical fact. Such forward-looking statements are based on various assumptions as of the time they are made, and are inherently subject to known and unknown risks, uncertainties, and other factors, some of which cannot be predicted or quantified, that may cause actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. Forward-looking statements are often accompanied by words that convey projected future events or outcomes such as “anticipate,” “contemplate,” “expect,” “believe,” “estimate,” “foresee,” “plan,” “project,” “predict,” “intend,” “indicate,” “likely,” “target,” “will,” “may,” “view,” “opportunity,” “potential,” or words of similar meaning or other statements concerning opinions or judgment of the Company and its management about future events. Although the Company believes that its expectations with respect to forward-looking statements are based upon reasonable assumptions within the bounds of its existing knowledge of its business and operations, there can be no assurance that actual results, performance, or achievements of, or trends affecting, the Company will not differ materially from any projected future results, performance, achievements or trends expressed or implied by such forward-looking statements. Actual future results, performance, achievements or trends may differ materially from historical results or those anticipated depending on a variety of factors, including, but not limited to:

●	the occurrence of any event, change or other circumstances that could give rise to the right of one or both of the parties to terminate the LINK Merger Agreement between the Company and LINK;
●	the outcome of any legal proceedings that may be instituted against the Company or LINK;
●	the possibility that the proposed transaction will not close when expected or at all because the remaining required regulatory or other approvals are not received or other conditions to the closing are not satisfied on a timely basis or at all, or are obtained subject to conditions that are not anticipated (and the risk that the remaining required regulatory approval may result in the imposition of conditions that could adversely affect the combined company or the expected benefits of the proposed transaction);
●	the ability of the Company and LINK to meet expectations regarding the timing, completion and accounting and tax treatments of the proposed transaction;
●	the risk that any announcements relating to the proposed transaction could have adverse effects on the market price of the common stock of either or both parties to the proposed transaction;
●	the possibility that the anticipated benefits of the proposed transaction will not be realized when expected or at all, including as a result of the impact of, or problems arising from, the integration of the two companies or as a result of the strength of the economy and competitive factors in the areas where the Company and LINK do business;
●	certain restrictions during the pendency of the proposed transaction that may impact the parties’ ability to pursue certain business opportunities or strategic transactions;

●	the possibility that the transaction may be more expensive to complete than anticipated, including as a result of unexpected factors or events;
●	diversion of management’s attention from ongoing business operations and opportunities;
●	the possibility that the parties may be unable to achieve expected synergies and operating efficiencies in the merger within the expected timeframes or at all and to successfully integrate the Company’s operations and those of LINK, which may be more difficult, time-consuming or costly than expected;
●	revenues following the proposed transaction may be lower than expected;
●	the Company’s and LINK’s success in executing their respective business plans and strategies and managing the risks involved in the foregoing;
●	the dilution caused by LINK’s issuance of additional shares of its capital stock in connection with the proposed transaction;
●	effects of the announcement, pendency or completion of the proposed transaction on the ability of the Company and LINK to retain customers and retain and hire key personnel and maintain relationships with their suppliers, and on their operating results and businesses generally;
●	changes in interest rates, such as volatility in yields on U.S. Treasury bonds and increases or volatility in mortgage rates, and the impacts on macroeconomic conditions, customer and client spending and saving behaviors, the Company’s funding costs and the Company’s loan and investment securities portfolios;
●	monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve, and the effect of these policies on interest rates and business in our markets;
●	general business conditions, as well as conditions within the financial markets, including the impact thereon of unusual and infrequently occurring events, such as the recent bank closures and related negative impact on the banking industry, weather-related disasters, terrorist acts, geopolitical conflicts (such as the military conflicts between Russia and Ukraine and Israel and Hamas) or public health events (such as the COVID-19 pandemic), and of governmental and societal responses thereto;
●	general economic conditions, in the United States generally and particularly in the markets in which the Company operates and which its loans are concentrated, including the effects of declines in real estate values, increases in unemployment levels and inflation, recession and slowdowns in economic growth;
●	changes in the value of securities held in the Company’s investment portfolios;
●	changes in the quality or composition of the loan portfolios and the value of the collateral securing those loans;
●	changes in the level of net charge-offs on loans and the adequacy of our allowance for credit losses;
●	demand for loan products;
●	deposit flows;
●	the strength of the Company’s counterparties;
●	competition from both banks and non-banks;
●	demand for financial services in the Company’s market areas;
●	reliance on third parties for key services;
●	changes in the commercial and residential real estate markets;
●	cyber threats, attacks or events;
●	expansion of Delmarva’s and Partners’ product offerings;
●	changes in accounting principles, standards, rules and interpretations, and elections by the Company thereunder, and the related impact on the Company’s financial statements;
●	potential claims, damages, and fines related to litigation or government actions;
●	legislative or regulatory changes and requirements;
●	the discontinuation of London Interbank Offered Rate (“LIBOR”) and its impact on the financial markets, and the Company’s ability to manage operational, legal and compliance risks related to the discontinuation of LIBOR and implementation of one or more alternative reference rates; and
●	other factors, many of which are beyond the control of the Company.

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

The Company’s total deposits decreased by 1.2% at September 30, 2023 as compared to December 31, 2022, representing minimal deposit outflow in the first nine months of 2023.  However, during the third quarter of 2023, the Company’s total deposits increased by 0.3%, shifting away from the negative industry trends that were experienced during the first half of 2023.  In addition, the Company took a number of preemptive actions, including proactive outreach to customers and actions to maximize its funding sources in response to these recent developments. Please refer to the “Liquidity” section of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information about the Company’s liquidity. The Company continues to actively monitor balance sheet trends, deposit flows and liquidity needs in light of the recent events in the banking industry, a continued rising interest rate environment and persistent concerns about recessionary conditions in the U.S. economy during 2023 or 2024, in order to ensure that the Company and its Subsidiaries are able to meet the needs of the Subsidiaries’ customers and to maintain financial flexibility.

On February 22, 2023, the Company and LINK, parent company of LINKBANK, announced that they have entered into the LINK Merger Agreement pursuant to which the Company will merge into LINK, with LINK surviving, and following which Delmarva and Partners will each successively merge with and into LINKBANK, with LINKBANK surviving.  Upon completion of the transaction, the Company’s shareholders will own approximately 56% and LINK shareholders, inclusive of shares issued in a concurrent private placement of common stock by LINK, will own approximately 44% of the combined company.  Early in the fourth quarter of 2023, the Company and LINK announced the receipt of required regulatory approvals from the FDIC, the Pennsylvania Department of Banking and Securities, the Virginia State Corporation Commission, the Delaware Office of the State Bank Commissioner and the Maryland Office of the Commissioner of Financial Regulation related to our pending merger.  The mergers remain subject to the approval of the Federal Reserve and fulfillment of other customary closing conditions.  The Company and LINK anticipate closing the mergers in the fourth quarter of 2023.

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

The Company continually monitors the impact of various global and national events on the Company’s results of operations and financial condition, including inflation, rising interest rates, economic uncertainty caused by forecasts of a potential recession in the United States, and geopolitical conflicts such as the wars in Ukraine and Gaza.  Due to growth in economic activity and demand for goods in services, as well as labor shortages and global supply chain issues, inflation has risen. As a result, the FOMC increased the Federal Funds target rates throughout 2022 and 2023 to its current range of 5.25% to 5.50%, after an extended period at historical lows. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates and also confirmed the continued reduction to the Federal Reserve’s holdings of U.S. Treasury securities, agency debt and agency MBS. These events are expected to impact the Company’s financial results throughout the balance of 2023; although, the timing and impact of inflation, market interest rates and the competitive landscape of deposits on the Company’s financial results and business will depend on future developments, which are highly uncertain and difficult to predict.

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

Critical Accounting Estimates

Certain critical accounting policies affect significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. These significant accounting policies are described in the notes to the consolidated financial statements included in this Quarterly Report as well as in Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The accounting principles the Company follows and the methods of applying these principles conform to U.S. GAAP and general banking industry practices. The Company’s most critical accounting policy relates to the determination of the allowance for credit losses, which reflects the estimated losses resulting from the inability of borrowers to make loan payments. The determination of the adequacy of the allowance for credit losses involves significant judgment and complexity and is based on many factors. If the financial condition of the Company’s borrowers were to deteriorate, resulting in an impairment of their ability to make payments, the estimates would be updated and additional provisions for credit losses may be required. See “Provision for Credit Losses and Allowance for Credit Losses” of this “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Note 1 – Nature of Business and Its Significant Accounting Policies and Note 3 – Loans and Allowance for Credit Losses of the unaudited consolidated financial statements included in this Quarterly Report.

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

Results of Operations

Net income attributable to the Company was $4.5 million, or $0.25 per basic and diluted share, for the three months ended September 30, 2023, a $429 thousand, or 10.4%, increase when compared to net income attributable to the Company of $4.1 million, or $0.23 per basic and diluted share, for the same period in 2022.  Net income attributable to the Company was $11.6 million, or $0.65 per basic and diluted share, for the nine months ended September 30, 2023, a $2.2 million, or 23.8%, increase when compared to net income attributable to the Company of $9.4 million, or $0.52 per basic and diluted share, for the same period in 2022.

The Company’s results of operations for the three months ended September 30, 2023 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to an increase in average loan balances and higher yields earned, an increase in the yields earned on average cash and cash equivalents and investment securities balances, and a decrease in average interest-bearing deposit balances, which were partially offset by decreases in average cash and cash equivalents and investment securities balances, higher rates paid on average interest-bearing deposit balances, and an increase in average borrowings balances and higher rates paid;
●	A higher net interest margin (tax equivalent basis);
●	Recording a lower provision for credit losses due to changes in the assessment of economic factors, and for September 30, 2023, more favorable views on the downside risks to the economic forecast compared to June 30, 2023, and lower net charge-offs, which were partially offset by a higher required reserve on unfunded credit commitments and organic loan growth;
●	Recording no losses on sales and calls of investment securities during the three months ended September 30, 2023; and
●	Recording gains on sales of other assets during the three months ended September 30, 2023.

Negative Impacts:

●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva; and
●	Incurring $157 thousand in merger related expenses during the three months ended September 30, 2023 in connection with the Company’s pending merger with LINK, as compared to $167 thousand during the same period of 2022 in connection with the Company’s terminated merger with OCFC.

The Company’s results of operations for the nine months ended September 30, 2023 were directly impacted by the following:

Positive Impacts:

●	An increase in net interest income due primarily to increases in average loan and investment securities balances and higher yields earned on each, an increase in the yields earned on average cash and cash equivalents balances, and a decrease in average interest-bearing deposit balances, which were partially offset by a decrease in average cash and cash equivalents balances, higher rates paid on average interest-bearing deposit balances, an increase in average borrowings balances and higher rates paid, and lower net loan fees earned related to the forgiveness of loans originated and funded under the Paycheck Protection Program (“PPP”) of the Small Business Administration;
●	A higher net interest margin (tax equivalent basis);
●	Recording a lower provision for credit losses due to changes in the assessment of economic factors, and for September 30, 2023, more favorable views on the downside risks to the economic forecast compared to January 1, 2023, lower net charge-offs, and a lower required reserve on unfunded credit commitments, which were partially offset by organic loan growth;
●	Recording no losses on sales and calls of investment securities during the nine months ended September 30, 2023;
●	Recording no impairment loss on restricted stock during the nine months ended September 30, 2023; and
●	Recording gains on sales of other assets during the nine months ended September 30, 2023.

Negative Impacts:

●	Reduced operating results from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Recording no gains or operating expenses on other real estate owned, net during the nine months ended September 30, 2023; and

●	Incurring $1.6 million in merger related expenses during the nine months ended September 30, 2023 in connection with the Company’s pending merger with LINK, as compared to $720 thousand during the same period of 2022 in connection with the Company’s terminated merger with OCFC.

For the three months ended September 30, 2023, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 1.17%, 12.59% and 63.37%, respectively, as compared to 0.98%, 12.01% and 64.00%, respectively, for the same period in 2022.

For the nine months ended September 30, 2023, the Company’s annualized return on average assets, annualized return on average equity and efficiency ratio were 1.01%, 11.02% and 67.39%, respectively, as compared to 0.75%, 9.23% and 69.96%, respectively, for the same period in 2022.

The increase in net income attributable to the Company for the three and nine months ended September 30, 2023, as compared to the same periods in 2022, was driven by an increase in net interest income and a lower provision for credit losses, which were partially offset by a decrease in noninterest income, an increase in noninterest expenses, and higher federal and state income taxes.

Financial Condition

Total assets as of September 30, 2023 were $1.53 billion, a decrease of $41.6 million, or 2.6%, from December 31, 2022.  Key drivers of this change were decreases in cash and cash equivalents and investment securities available for sale, at fair value, which were partially offset by an increase in total loans held for investment.  Changes in key balance sheet components as of September 30, 2023 compared to December 31, 2022 were as follows:

●	Interest-bearing deposits in other financial institutions as of September 30, 2023 were $23.1 million, a decrease of $80.8 million, or 77.7%, from December 31, 2022. Key drivers of this change were loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, and a decrease in short-term borrowings with the FHLB;
●	Federal funds sold as of September 30, 2023 were $9.8 million, a decrease of $13.2 million, or 57.3%, from December 31, 2022. Key drivers of this change were the aforementioned items noted in the analysis of interest-bearing deposits in other financial institutions;
●	Investment securities available for sale, at fair value as of September 30, 2023 were $121.9 million, a decrease of $11.7 million, or 8.8%, from December 31, 2022. Key drivers of this change were scheduled payments of principal and an increase in unrealized losses on the investment securities available for sale portfolio as a result of increases in market interest rates;
●	Loans, net of unamortized discounts on acquired loans of $1.3 million as of September 30, 2023 were $1.30 billion, an increase of $64.6 million, or 5.2%, from December 31, 2022. The key driver of this change was an increase in organic growth, including growth of approximately $4.0 million in loans related to Partners’ expansion into the Greater Washington market;
●	Total deposits as of September 30, 2023 were $1.32 billion, a decrease of $16.6 million, or 1.2%, from December 31, 2022. Key drivers of this change were deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic growth in time deposits;
●	Total borrowings as of September 30, 2023 were $52.6 million, a decrease of $32.0 million, or 37.8%, from December 31, 2022. The key driver of this change was a decrease in short-term borrowings with the FHLB; and
●	Total stockholders’ equity as of September 30, 2023 was $143.7 million, an increase of $4.3 million, or 3.1%, from December 31, 2022. Key drivers of this change were the net income attributable to the Company for the nine months ended September 30, 2023, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders.

Delmarva's Tier 1 leverage capital ratio was 10.9% at September 30, 2023 as compared to 9.3% at December 31, 2022.  At September 30, 2023, Delmarva's Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 12.9% and 14.2%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 12.1% and 13.4%, respectively, at December 31, 2022.

Partners’ Tier 1 leverage capital ratio was 9.5% at September 30, 2023 as compared to 8.9% at December 31, 2022.  At September 30, 2023, Partners’ Tier 1 risk weighted capital ratio and total risk weighted capital ratio were 10.5% and 11.4%, respectively, as compared to a Tier 1 risk weighted capital ratio and total risk weighted capital ratio of 10.5% and 11.3%, respectively, at December 31, 2022.

As of September 30, 2023, all of the capital ratios of Delmarva and Partners continue to exceed regulatory requirements, with total risk-based capital substantially above well-capitalized regulatory requirements.

See “Capital” below for additional information about Delmarva’s and Partners’ capital ratios and requirements.

At September 30, 2023, nonperforming assets totaled $1.9 million, a decrease of $291 thousand from December 31, 2022 balances of $2.2 million. The primary drivers of this decrease were decreases in nonaccrual loans and loans past due 90 days or more and still accruing interest.  Nonaccrual loans totaled approximately $1.9 million at September 30, 2023, as compared to $2.2 million at December 31, 2022.  Loans past due 90 days or more and still accruing interest totaled $0 at September 30, 2023, as compared to $45 thousand at December 31, 2022.  There were no OREO assets held as of September 30, 2023 and December 31, 2022. Nonperforming loans as a percentage of total assets was 0.12% and 0.14% at September 30, 2023 and December 31, 2022, respectively.  Nonperforming assets to total assets as of September 30, 2023 and December 31, 2022 was 0.12% and 0.14%, respectively.

Net charge-offs were $99 thousand, or 0.03% of average total loans (annualized), for the three months ended September 30, 2023, as compared to net charge-offs of $660 thousand, or 0.22% of average total loans (annualized), for the same period of 2022.  Net charge-offs were $37 thousand, or less than 0.01% of average total loans (annualized), for the nine months ended September 30, 2023, as compared to net charge-offs of $1.6 million, or 0.19% of average total loans (annualized), for the same period of 2022.  The allowance for credit losses to total loans ratio was 1.24% at September 30, 2023, as compared to 1.16% at December 31, 2022.  In addition to the allowance for credit losses, as of September 30, 2023 and December 31, 2022, the Company had $1.3 million and $1.7 million, respectively, in unamortized discounts on acquired loans related to the acquisitions of Liberty and Partners. This discount is amortized over the life of the remaining loans.

Summary of Return on Equity and Assets

	Three Months	Nine Months
	Ended	Ended	Year Ended
	September 30,	September 30,	December 31,
	2023	2023	2022
Yield on earning assets (annualized)	5.29%	5.10%	3.93%
Return on average assets (annualized)	1.17%	1.01%	0.82%
Return on average equity (annualized)	12.59%	11.02%	10.04%
Average equity to average assets	9.26%	9.15%	8.16%

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

Net income attributable to the Company was $4.5 million for the three months ended September 30, 2023, as compared to net income attributable to the Company of $4.1 million for the same period of 2022. Net income attributable to the Company was $11.6 million for the nine months ended September 30, 2023, as compared to net income attributable to the Company of $9.4 million for the same period of 2022.

The following is a summary of the results of operations by the Company for the three and nine months ended September 30, 2023 and 2022.

Summary of Results of Operations

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Results of operations:	2023	2022	2023	2022
(Dollars in Thousands, except per share data)
Net interest income	$15,279	$14,875	$45,287	$39,669
Provision for credit losses	2	419	396	803
Provision for income taxes	1,506	1,292	3,943	2,914
Noninterest income	1,106	1,241	3,408	3,986
Noninterest expense	10,415	10,347	32,916	30,648
Total income	20,884	17,698	60,002	48,619
Total expenses	16,422	13,640	48,562	39,329
Net income	4,462	4,058	11,440	9,290
Net income attributable to Partners Bancorp	4,538	4,110	11,632	9,398
Basic earnings per share	0.252	0.229	0.647	0.523
Diluted earnings per share	0.252	0.228	0.646	0.522

Interest Income and Expense – Three Months Ended September 30, 2023 and 2022

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

Net interest income in the third quarter of 2023 increased by $404 thousand, or 2.7%, when compared to the third quarter of 2022.  The Company’s net interest margin (tax equivalent basis) increased to 4.09%, representing an increase of 41 basis points for the three months ended September 30, 2023 as compared to the same period in 2022.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of and yields earned on loans, higher yields earned on average interest-bearing deposits in other financial institutions, federal funds sold, and investment securities, and lower average balances of interest-bearing liabilities, which were partially offset by lower average balances of interest-bearing deposits in other financial institutions, federal funds sold, and investment securities, and higher rates paid on average interest-bearing liabilities.  Total interest income increased by $3.3 million, or 20.2%, for the three months ended September 30, 2023, while total interest expense increased by $2.9 million, or 184.5%, both as compared to the same period in 2022.

The most significant factors impacting net interest income during the three month period ended September 30, 2023 were as follows:

Positive Impacts:

●	Increase in average loan balances, primarily due to organic loan growth, and higher loan yields, primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans; and
●	Higher yields earned on average interest-bearing deposits in other financial institutions, federal funds sold, and investment securities, primarily due to higher interest rates over the comparable periods.

Negative Impacts:

●	Decrease in average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth, and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, which were partially offset by lower investment securities balances;
●	Decrease in average investment securities balances, primarily due to scheduled payments of principal, which was partially offset by management of the investment securities portfolio in light of the Company’s liquidity needs;
●	Decrease in average interest-bearing deposit balances and higher rates paid, primarily due to deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, which were partially offset by organic deposit growth; and
●	Increase in average borrowings balances and higher rates paid, primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances. The increase in the average balance of short-term FHLB advances was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Loans

Average loan balances increased by $111.2 million, or 9.5%, and average yields earned increased by 85 basis points to 5.62% for the three months ended September 30, 2023, as compared to the same period in 2022.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $42.2 million related to Partners’ expansion into the Greater Washington market.  The increase in average yields earned was primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans.  Total average loans were 86.4% of total average interest-earning assets for the three months ended September 30, 2023, compared to 73.0% for the three months ended September 30, 2022.

Investment securities

Average total investment securities balances decreased by $5.1 million, or 3.3%, and average yields earned increased by 41 basis points to 2.71% for the three months ended September 30, 2023, as compared to the same period in 2022.  The decrease in average total investment securities balances was primarily due to scheduled payments of principal, which was partially offset by management of the investment securities portfolio in light of the Company’s liquidity needs.  The increase in average yields earned was primarily due to higher interest rates over the comparable periods.  Total average investment securities were 10.1% of total average interest-earning assets for the three months ended September 30, 2023, compared to 9.6% for the three months ended September 30, 2022.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $90.1 million, or 10.0%, and average rates paid increased by 139 basis points to 1.86% for the three months ended September 30, 2023, as compared to the same period in 2022, primarily due to deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $24.6 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

Borrowings

Average total borrowings increased by $13.6 million, or 27.6%, and average rates paid increased by 47 basis points to 4.48% for the three months ended September 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Interest Income and Expense – Nine Months Ended September 30, 2023 and 2022

Net interest income and net interest margin

Net interest income during the first nine months of 2023 increased by $5.6 million, or 14.2%, when compared to the first nine months of 2022.  The Company’s net interest margin (tax equivalent basis) increased to 4.09%, representing an increase of 79 basis points for the nine months ended September 30, 2023 as compared to the same period in 2022.  The increase in the net interest margin (tax equivalent basis) was primarily due to higher average balances of and yields earned on loans and investment securities, higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, and lower average balances of interest-bearing liabilities, which were partially offset by lower average balances of interest-bearing deposits in other financial institutions and federal funds sold, and higher rates paid on average interest-bearing liabilities.  Total interest income increased by $12.0 million, or 26.8%, for the nine months ended September 30, 2023, while total interest expense increased by $6.3 million, or 127.8%, both as compared to the same period in 2022.

The most significant factors impacting net interest income during the nine months ended September 30, 2023 were as follows:

Positive Impacts:

●	Increase in average loan balances, primarily due to organic loan growth, and higher loan yields, primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP;
●	Increase in average investment securities balances and higher investment securities yields, primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by scheduled payments of principal, and higher interest rates over the comparable periods; and
●	Higher yields earned on average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to higher interest rates over the comparable periods.

Negative Impacts:

●	Decrease in average interest-bearing deposits in other financial institutions and federal funds sold, primarily due to loan growth outpacing deposit growth, deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, and higher investment securities balances;

●	Decrease in average interest-bearing deposit balances and higher rates paid, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, which were partially offset by organic deposit growth; and
●	Increase in average borrowings balances and higher rates paid, primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances. The increase in the average balance of short-term FHLB advances was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Loans

Average loan balances increased by $110.6 million, or 9.6%, and average yields earned increased by 78 basis points to 5.44% for the nine months ended September 30, 2023, as compared to the same period in 2022.  The increase in average loan balances was primarily due to organic loan growth, including growth in average loan balances of approximately $52.0 million related to Partners’ expansion into the Greater Washington market.  The increase in average yields earned was primarily due to repricing of variable rate loans, higher average yields on new loan originations, and pay-offs of lower yielding fixed rate loans, which were partially offset by lower net loan fees earned related to the forgiveness of loans originated and funded under the PPP.  Total average loans were 85.1% of total average interest-earning assets for the nine months ended September 30, 2023, compared to 71.7% for the nine months ended September 30, 2022.

Investment securities

Average total investment securities balances increased by $7.2 million, or 4.9%, and average yields earned increased by 45 basis points to 2.65% for the nine months ended September 30, 2023, as compared to the same period in 2022.  The increases in average total investment securities balances and average yields earned was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by scheduled payments of principal, and higher interest rates over the comparable periods.  Total average investment securities were 10.3% of total average interest-earning assets for the nine months ended September 30, 2023, compared to 9.0% for the nine months ended September 30, 2022.

Interest-bearing deposits

Average total interest-bearing deposit balances decreased by $115.2 million, or 12.6%, and average rates paid increased by 98 basis points to 1.48% for the nine months ended September 30, 2023, as compared to the same period in 2022, primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $15.9 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

Borrowings

Average total borrowings increased by $21.4 million, or 43.6%, and average rates paid increased by 44 basis points to 4.47% for the nine months ended September 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average interest-bearing deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Interest earned on assets and interest paid on liabilities is significantly influenced by market factors, specifically interest rate targets established by the Federal Reserve.

The FOMC raised Federal Funds target rates by 25 basis points in March 2022, which was the first increase since December 2018. Subsequent to this, the FOMC has continued raising the Federal Funds target rates throughout 2022 and 2023 to the current range of 5.25% to 5.50%, after an extended period of historical lows. These increases were done in an effort to address increasing inflation without negatively impacting economic growth. The FOMC has noted that it will closely monitor incoming information and assess the implications for monetary policy in determining future actions with respect to the target rates. As a result, long-term interest rates have increased.  In general, the Company believes interest rate increases lead to improved net interest margins whereas interest rate decreases result in correspondingly lower net interest margins.  However, given the impact of rising market interest rates, the inverted yield curve, competition for deposits, increased borrowing costs, and negative banking industry developments, the Company anticipates that its overall costs of funds will continue to increase throughout the balance of 2023, which will likely lead to a compression of the net interest margin.

The following tables depict, for the periods indicated, certain information related to the average balance sheet and average yields earned on assets and average costs paid on liabilities for the Company. Such yields and costs are derived by dividing income or expense by the average balance of the corresponding assets or liabilities. Average balances have been derived from daily averages.

	Three Months Ended			Three Months Ended
	September 30, 2023			September 30, 2022
(Dollars in Thousands)	Average	Interest/	Yield/Rate	Average	Interest/	Yield/Rate
(Unaudited)	Balance	Expense	(Annualized)	Balance	Expense	(Annualized)
Assets
Cash & Due From Banks	$16,790	$—	—%	$15,349	$—	—%
Interest-bearing Deposits From Banks	35,791	329	3.65%	215,572	1,137	2.09%
Taxable Securities (1)	119,969	784	2.59%	125,557	668	2.11%
Tax-exempt Securities (2)	29,639	237	3.17%	29,119	228	3.11%
Total Investment Securities (1) (2)	149,608	1,021	2.71%	154,676	896	2.30%
Federal Funds Sold	16,834	253	5.96%	64,804	353	2.16%
Loans: (3)
Commercial and Industrial (4)	136,067	2,302	6.71%	131,482	1,766	5.33%
Real Estate (4)	1,131,874	15,553	5.45%	1,021,247	12,064	4.69%
Consumer (4)	1,630	29	7.06%	2,175	32	5.84%
Keyline Equity (4)	15,050	324	8.54%	17,101	237	5.50%
State and Political	775	10	5.12%	870	11	5.02%
Keyline Credit	133	8	23.86%	110	6	21.64%
Other Loans	801	1	0.50%	2,118	5	0.94%
Total Loans (2)	1,286,330	18,227	5.62%	1,175,103	14,121	4.77%
Allowance For Credit Losses	16,239			14,136
Unamortized Discounts on Acquired Loans	1,403			1,873
Total Loans, Net	1,268,688			1,159,094
Other Assets	56,881			62,242
Total Assets/Interest Income	$1,544,592	$19,830		$1,671,737	$16,507

Liabilities and Stockholders' Equity
Deposits
Non-interest-bearing Demand	$517,320	$—	—%	$577,922	$—	—%
Interest-bearing Demand	118,170	105	0.35%	148,479	89	0.24%
Money Market Accounts	242,264	1,072	1.76%	283,702	134	0.19%
Savings Accounts	129,228	78	0.24%	151,740	56	0.15%
All Time Deposits	317,839	2,523	3.15%	313,660	792	1.00%
Total Interest-bearing Deposits	807,501	3,778	1.86%	897,581	1,071	0.47%
Total Deposits	1,324,821			1,475,503
Borrowings	39,848	340	3.39%	26,292	128	1.93%
Notes Payable	22,842	368	6.39%	22,818	368	6.40%
Lease Liability	1,929	13	2.67%	2,055	15	2.90%
Other Liabilities	12,123	—		9,362	—
Stockholders' Equity	143,029	—		135,707	—
Total Liabilities & Equity/Interest Expense	$1,544,592	$4,499		$1,671,737	$1,582

Earning Assets/Interest Income (2)	$1,488,563	$19,830	5.29%	$1,610,155	$16,507	4.07%
Interest-Bearing Liabilities/Interest Expense	$872,120	$4,499	2.05%	$948,746	$1,582	0.66%
Net interest income		$15,331			$14,925

Net Yield on Interest Earning Assets			4.09%			3.68%
Interest Expense/Earning Assets			1.20%			0.39%
Net Interest Spread (2)			3.24%			3.41%
Net Interest Margin (2)			4.09%			3.68%

(1)	Yields on securities AFS have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholders’ equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $49 thousand and $3 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the three months ended September 30, 2023 and $48 thousand and $2 thousand, respectively, for the three months ended September 30, 2022.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit deteriorated loans acquired or discounts on credit deteriorated loans acquired.

	Nine Months Ended			Nine Months Ended
	September 30, 2023			September 30, 2022
(Dollars in Thousands)	Average	Interest/		Average	Interest/
(Unaudited)	Balance	Expense	Yield/Rate	Balance	Expense	Yield/Rate
Assets
Cash & Due From Banks	$16,200	$—	—%	$16,095	$—	—%
Interest-bearing Deposits From Banks	47,739	1,400	3.92%	257,344	1,734	0.90%
Taxable Securities (1)	122,967	2,318	2.52%	116,042	1,699	1.96%
Tax‑exempt Securities (2)	29,555	709	3.21%	29,299	690	3.15%
Total Investment Securities (1) (2)	152,522	3,027	2.65%	145,341	2,389	2.20%
Federal Funds Sold	20,841	823	5.28%	53,273	433	1.09%
Loans: (3)
Commercial and Industrial (4)	139,204	6,934	6.66%	134,680	5,175	5.14%
Real Estate (4)	1,107,135	43,444	5.25%	998,433	34,315	4.60%
Consumer (4)	1,695	86	6.78%	2,403	98	5.45%
Keyline Equity (4)	15,965	980	8.21%	17,485	577	4.41%
State and Political	797	31	5.20%	895	33	4.93%
Keyline Credit	134	23	22.95%	120	22	24.51%
Other Loans	896	1	0.15%	1,193	9	1.01%
Total Loans (2)	1,265,826	51,499	5.44%	1,155,209	40,229	4.66%
Allowance For Credit Losses	15,670			14,412
Unamortized Discounts on Acquired Loans	1,548			2,025
Total Loans, Net	1,248,608			1,138,772
Other Assets	56,935			63,985
Total Assets/Interest Income	$1,542,845	$56,749		$1,674,810	$44,785

Liabilities and Stockholders' Equity
Deposits
Non‑interest-bearing Demand	$515,000	$—	—%	$560,279	$—	—%
Interest-bearing Demand	122,916	317	0.34%	149,809	248	0.22%
Money Market Accounts	245,229	2,446	1.33%	279,547	356	0.17%
Savings Accounts	134,724	234	0.23%	147,947	160	0.14%
All Time Deposits	299,753	5,909	2.64%	340,528	2,676	1.05%
Total Interest-bearing Deposits	802,622	8,906	1.48%	917,831	3,440	0.50%
Total Deposits	1,317,622			1,478,110
Borrowings	47,727	1,258	3.52%	26,329	378	1.92%
Notes Payable	22,836	1,101	6.45%	22,812	1,102	6.46%
Lease Liability	1,961	42	2.86%	2,084	44	2.82%
Other Liabilities	11,512	—		9,306	—
Stockholders' Equity	141,187	—		136,169	—
Total Liabilities & Equity/Interest Expense	$1,542,845	$11,307		$1,674,810	$4,964

Earning Assets/Interest Income (2)	$1,486,928	$56,749	5.10%	$1,611,167	$44,785	3.72%
Interest-bearing Liabilities/Interest Expense	$875,146	$11,307	1.73%	$969,056	$4,964	0.68%
Net interest income		$45,442			$39,821

Net Yield on Interest Earning Assets			4.09%			3.30%
Interest Expense/Earning Assets			1.02%			0.41%
Net Interest Spread (2)			3.38%			3.03%
Net Interest Margin (2)			4.09%			3.30%

(1)	Yields on securities AFS have been calculated on the basis of historical cost and do not give effect to changes in the fair value of those securities, which is reflected as a component of stockholders’ equity.
(2)	Presented on a taxable-equivalent basis using the statutory income tax rate of 21.0%. Taxable equivalent adjustment of $149 thousand and $6 thousand are included in the calculation of tax exempt income for investment interest income and loan interest income, respectively, for the nine months ended September 30, 2023 and $145 thousand and $7 thousand, respectively, for the nine months ended September 30, 2022.
(3)	Loans placed on nonaccrual are included in average balances.
(4)	Yields do not include the average balance of the fair value adjustment for pools of non-credit deteriorated loans acquired or discounts on credit deteriorated loans acquired.

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

Rate and Volume Analysis

Three Months Ended September 30, 2023 Versus September 30, 2022

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Interest-earning Assets
Loans (1)	$1,337	$2,769	$4,106
Investment securities
Taxable	(30)	146	116
Tax-exempt	4	5	9
Federal funds sold	(261)	161	(100)
Other interest income	(948)	140	(808)
Total Interest Income	102	3,221	3,323
Interest-bearing Liabilities
Interest-bearing deposits	(107)	2,814	2,707
Notes payable and leases	(2)	—	(2)
Borrowings	66	146	212
Total Interest Expense	(43)	2,960	2,917
Net Interest Income	$145	$261	$406

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

Rate and Volume Analysis

Nine Months Ended September 30, 2023 Versus September 30, 2022

(Dollars in Thousands)

	Increase (Decrease) Due to
	Volume	Yield/Rate	Net
Interest-earning Assets
Loans (1)	$3,852	$7,418	$11,270
Investment securities
Taxable	101	518	619
Tax-exempt	6	13	19
Federal funds sold	(264)	654	390
Other interest income	(1,412)	1,078	(334)
Total Interest Income	2,283	9,681	11,964
Interest-bearing Liabilities
Interest-bearing deposits	(432)	5,898	5,466
Notes payable and leases	(4)	1	(3)
Borrowings	307	573	880
Total Interest Expense	(129)	6,472	6,343
Net Interest Income	$2,412	$3,209	$5,621

(1)	Nonaccrual loans are included in average balances and do not have a material effect on the average yield.

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

At September 30, 2023 and December 31, 2022, the Company was asset sensitive within the one-year time frame when looking at a repricing gap analysis. The cumulative gap, in an unchanged interest rate environment, as a percentage of total assets up to one year is 5.1% and 13.7% at September 30, 2023 and December 31, 2022, respectively. A positive gap indicates more assets than liabilities are repricing within the indicated time frame. Management believes there is more upside potential than downside risk and, based on the current and projected interest rate environment, management expects to see net interest income rise in the future.

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

At September 30, 2023, the Company’s allowance for credit losses was $16.1 million, or 1.24% of total outstanding loans.  At December 31, 2022, the Company's allowance for credit losses was $14.3 million, or 1.16% of total outstanding loans.  The Company’s provision for credit losses in the third quarter of 2023 was $2 thousand, a decrease of $417 thousand, or 99.5%, when compared to the provision for credit losses of $419 thousand in the third quarter of 2022.  The decrease in the provision for credit losses during the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to changes in the assessment of economic factors, and for September 30, 2023, more favorable views on the downside risks to the economic forecast compared to June 30, 2023, and lower net charge-offs, which were partially offset by a higher required reserve on unfunded credit commitments and organic loan growth.  The Company’s provision for credit losses during the first nine months of 2023 was $396 thousand, a decrease of $407 thousand, or 50.7%, when compared to the provision for credit losses of $803 thousand during the first nine months of 2022.  The decrease in the provision for credit losses during the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily due to changes in the assessment of economic factors, and for September 30, 2023, more favorable views on the downside risks to the economic forecast compared to January 1, 2023, lower net charge-offs, and a lower required reserve on unfunded credit commitments, which were partially offset by organic loan growth.

The provision for credit losses during the three and nine months ended September 30, 2023, as well as the allowance for credit losses as of September 30, 2023, represents management’s best estimate of the impact of current economic trends, forecasts of a potential recession in the U.S. and recent negative banking industry developments associated with multiple high-profile bank failures, on the ability of the Company’s borrowers to repay their loans.  Management continues to carefully assess the exposure of the Company’s loan portfolio to economic trends, such as forecasts of a potential recession and the aforementioned recent banking industry developments, and their potential effects on asset quality.  As of September 30, 2023, the Company’s delinquencies and nonperforming assets had not been materially impacted by any of the aforementioned factors, trends, forecasts or developments.

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

The following tables illustrate the Company’s past due and nonaccrual loans at September 30, 2023 and December 31, 2022:

Past Due and Nonaccrual Loans

At September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	30 - 89 Days	Greater than 90 Days	Total
September 30, 2023	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$141	$73	$214	$73
Residential real estate	538	—	538	1,157
Nonresidential	1,872	592	2,464	627
Home equity loans	77	—	77	51
Commercial	9	—	9	—
Consumer and other loans	—	—	—	—
TOTAL	$2,637	$665	$3,302	$1,908

	30 - 89 Days	Greater than 90 Days	Total
December 31, 2022	Past Due	Past Due	Past Due	NonAccrual
Real Estate Mortgage
Construction and land development	$—	$259	$259	$259
Residential real estate	1,174	51	1,225	1,263
Nonresidential	474	305	779	305
Home equity loans	54	45	99	—
Commercial	—	—	—	327
Consumer and other loans	2	—	2	—
TOTAL	$1,704	$660	$2,364	$2,154

Total nonaccrual loans at September 30, 2023 were $1.9 million, which reflects a decrease of $246 thousand from $2.2 million at December 31, 2022. Management believes the relationships on nonaccrual were adequately reserved at September 30, 2023.

Nonperforming assets, defined as nonaccrual loans, loans past due 90 days or more and accruing, and OREO, net, at September 30, 2023 were $1.9 million compared to $2.2 million at December 31, 2022. The Company's ratio of nonperforming assets to total assets was 0.12% and 0.14% at September 30, 2023 and December 31, 2022, respectively.  As noted above, there was a decrease in nonaccrual loans during the nine months ended September 30, 2023.  Loans past due 90 days or more and accruing were $0 as of September 30, 2023, as compared to $45 thousand as of December 31, 2022.  There were no OREO assets held as of September 30, 2023 and December 31, 2022, respectively.

It is likely that the uncertainty in the macroeconomic environment due to higher market interest rates, inflation, recent negative banking industry developments associated with multiple high-profile bank failures and the possibility of a recession will continue to negatively impact the Company’s financial position and results of operations throughout the remainder of fiscal year 2023.

The following tables provide additional information on the Company’s nonperforming assets at September 30, 2023 and December 31, 2022.

Nonperforming Assets

At September 30, 2023 and December 31, 2022

(Dollars in thousands)

	September 30,	December 31,
	2023	2022
Nonperforming assets:
Nonaccrual loans	$1,908	$2,154
Loans past due 90 days or more and accruing	—	45
Total nonperforming loans (NPLs)	$1,908	$2,199
Other real estate owned (OREO)	—	—
Total nonperforming assets (NPAs)	$1,908	$2,199
NPLs/Total Assets	0.12%	0.14%
NPAs/Total Assets	0.12%	0.14%
Allowance for credit losses/Nonaccrual Loans	842.51%	664.58%
Allowance for credit losses/NPLs	842.51%	650.98%
Nonaccrual loans to total loans outstanding	0.15%	0.18%

Nonperforming Loans by Type

At September 30, 2023 and December 31, 2022

(Dollars in thousands)

	September 30,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$73	$259
Residential real estate	1,157	1,263
Nonresidential	627	305
Home equity loans	51	45
Commercial	—	327
Consumer and other loans	—	—
Total	$1,908	$2,199

The following table provides data related to loan balances and the allowance for credit losses at and for the nine months ended September 30, 2023 and the year ended December 31, 2022.

Allowance for Credit Losses on Loans

At September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Average loans outstanding	$1,265,826	$1,171,581
Total loans outstanding	1,297,504	1,232,866
Total nonaccrual loans	1,908	2,154
Net loans charged off	38	1,689
Provision for credit losses on loans	459	1,348
Allowance for credit losses on loans	16,075	14,315
Allowance as a percentage of total loans outstanding	1.2%	1.2%
Net loans charged off to average loans outstanding	0.0%	0.1%
Nonaccrual loans as a percentage of total loans outstanding	0.1%	0.2%
Allowance as a percentage of nonaccrual loans outstanding	842.5%	664.6%

The following tables represent the activity of the allowance for credit losses on loans for the three and nine months ended September 30, 2023 and 2022 by loan type:

Allowance for Credit Losses on Loans

At September 30, 2023 and 2022

(Dollars in Thousands)

	September 30, 2023
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$1,933	$2,710	$8,023	$628	$2,563	$47	$313	$16,217
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	—	—	—	—	(310)	(21)	—	(331)
Recoveries	—	9	143	1	70	10	—	233
Provision (recovery)	192	(68)	214	37	(452)	36	(3)	(44)
Ending Balance	$2,125	$2,651	$8,380	$666	$1,871	$72	$310	$16,075
Nine Months Ended
Beginning Balance	$1,080	$2,059	$8,637	$249	$1,918	$76	$296	$14,315
Effect of adoption of ASC 326	1,919	259	(1,579)	453	347	(27)	(33)	1,339
Adjustment for PCD acquired loans	—	—	—	—	—	—	—	—
Charge-offs	(10)	—	—	—	(362)	(51)	—	(423)
Recoveries	—	36	164	3	162	20	—	385
Provision (recovery)	(864)	297	1,158	(39)	(194)	54	47	459
Ending Balance	$2,125	$2,651	$8,380	$666	$1,871	$72	$310	$16,075

	September 30, 2022
	Real Estate Mortgage
	Construction
	and Land	Residential				Consumer
	Development	Real Estate	Nonresidential	Home Equity	Commercial	and Other	Unallocated	Total
Quarter Ended
Beginning Balance	$935	$1,869	$9,203	$234	$1,663	$31	$124	$14,059
Charge-offs	—	—	(659)	—	(47)	(16)	—	(722)
Recoveries	1	16	6	—	2	37	—	62
Provision (recovery)	157	98	(387)	14	273	34	230	419
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818
Nine Months Ended
Beginning Balance	$1,143	$1,893	$9,239	$212	$1,885	$36	$248	$14,656
Charge-offs	—	—	(1,545)	(27)	(167)	(41)	—	(1,780)
Recoveries	—	56	22	6	13	42	—	139
Provision (recovery)	(50)	34	447	57	160	49	106	803
Ending Balance	$1,093	$1,983	$8,163	$248	$1,891	$86	$354	$13,818

The following table provides information related to the allocation of the allowance for credit losses by loan category, the related loan balance for each category, and the percentage of loan balance to total loans by category:

Allocation of the Allowance for Credit Losses on Loans

At September 30, 2023 and December 31, 2022

(Dollars in thousands)

	September 30,			December 31,
	2023			2022
			Percent			Percent
			of			of
	Loan		Total	Loan		Total
	Balances	Allocation	Loans	Balances	Allocation	Loans
Real Estate Mortgage
Construction and land development	$113,332	$2,125	9%	$117,296	$1,080	10%
Residential real estate	235,106	2,651	18%	229,904	2,059	19%
Nonresidential	782,100	8,380	61%	722,620	8,637	58%
Home equity loans	38,729	666	3%	31,445	249	3%
Commercial	124,373	1,871	10%	128,553	1,918	10%
Consumer and other loans	3,864	72	—%	3,048	76	—%
Unallocated	—	310	—%	—	296	—%
	$1,297,504	$16,075	100%	$1,232,866	$14,315	100%

Additional information related to net charge-offs (recoveries) is presented in the table below for the periods indicated.

Net Charge-Off (Recovery) Ratio

At September 30, 2023 and 2022

(Dollars in Thousands)

	September 30,			September 30,
	2023			2022
			(Annualized)			(Annualized)
			Net			Net
	Net		Charge-Off	Net		Charge-Off
	Charge-Offs	Average	(Recovery)	Charge-Offs	Average	(Recovery)
Dollars in thousands	(Recoveries)	Loans	Ratio	(Recoveries)	Loans	Ratio
Quarter Ended
Real Estate Mortgage
Construction and land development	$—	$112,100	—%	$(1)	$117,185	(0.00)%
Residential real estate	(9)	257,775	(0.01)%	(16)	223,179	(0.03)%
Nonresidential	(143)	745,937	(0.08)%	653	672,550	0.39%
Home equity loans	(1)	31,658	(0.01)%	—	27,797	—%
Commercial	240	136,235	0.70%	45	131,157	0.14%
Consumer and other loans	11	2,625	1.66%	(21)	3,235	(2.58)%
Total Loans Receivable	$98	$1,286,330	0.03%	$660	$1,175,103	0.22%

Nine months ended
Real Estate Mortgage
Construction and land development	$10	$117,521	0.01%	$—	$107,199	—%
Residential real estate	(36)	253,796	(0.02)%	(56)	215,307	(0.03)%
Nonresidential	(164)	724,705	(0.03)%	1,523	666,722	0.31%
Home equity loans	(3)	28,171	(0.01)%	21	27,814	0.10%
Commercial	200	138,919	0.19%	154	134,666	0.15%
Consumer and other loans	31	2,714	1.53%	(1)	3,501	(0.04)%
Total Loans Receivable	$38	$1,265,826	0.00%	$1,641	$1,155,209	0.19%

Noninterest Income

Noninterest Income. The Company's primary source of noninterest income is service charges on deposit accounts, mortgage banking income and other income. Sources of other noninterest income include ATM, merchant card and credit card fees, debit card income, safe deposit box income, earnings on bank owned life insurance policies and investment fees and commissions.

Noninterest income during the three months ended September 30, 2023 decreased by $134 thousand, or 10.8%, when compared to the three months ended September 30, 2022.  Key changes in the components of noninterest income for the three months ended September 30, 2023, as compared to the same period in 2022, are as follows:

●	Service charges on deposit accounts increased by $31 thousand, or 12.1%, due primarily to increases in overdraft fees and savings account service charges;
●	Losses on sales and calls of investment securities decreased by $5 thousand, or 100.0%, due primarily to Partners recording losses of $5 thousand on sales or calls of investment securities during the third quarter of 2022, as compared to recording no losses on sales or calls of investment securities during the same period of 2023;
●	Mortgage banking income decreased by $133 thousand, or 57.3%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2022;
●	Gains on sales of other assets increased by $2 thousand, or 100.0%, due primarily to Partners recording gains of $2 thousand on sales of other assets during the third quarter of 2023. There were no gains on sales of other assets for the same period of 2022; and

●	Other income decreased by $40 thousand, or 5.3%, due primarily to a decrease in debit card income and lower mortgage division fees at Delmarva, which were partially offset by increases in bank owned life insurance, safe deposit box rentals, and other noninterest income.

Noninterest income during the nine months ended September 30, 2023 decreased by $578 thousand, or 14.5%, when compared to the nine months ended September 30, 2022.  Key changes in the components of noninterest income for the nine months ended September 30, 2023, as compared to the same period in 2022, are as follows:

●	Service charges on deposit accounts increased by $68 thousand, or 9.4%, due primarily to increases in overdraft fees and savings account service charges;
●	Losses on sales and calls of investment securities decreased by $5 thousand, or 100.0%, due primarily to Partners recording losses of $5 thousand on sales or calls of investment securities during the third quarter of 2022, as compared to recording no losses on sales or calls of investment securities during the same period of 2023;
●	Impairment loss on restricted stock decreased by $1 thousand, or 100.0%, due primarily to Partners recording the final write-down of its investment in Maryland Financial Bank, which had been going through an orderly liquidation, during the second quarter of 2022. There was no impairment loss on restricted stock for the same period of 2023;
●	Mortgage banking income decreased by $495 thousand, or 52.1%, due primarily to Partners’ majority owned subsidiary JMC having a lower volume of loan closings as compared to the same period in 2022;
●	Gains on sales of other assets increased by $2 thousand, or 100.0%, due primarily to Partners recording gains of $2 thousand on sales of other assets during the third quarter of 2023. There were no gains on sales of other assets for the same period of 2022; and
●	Other income decreased by $160 thousand, or 6.9%, due primarily to decreases in safe deposit box rentals and debit card income, and lower mortgage division fees at Delmarva, which were partially offset by increases in bank owned life insurance and other noninterest income.

Noninterest Expense

Noninterest Expense. Noninterest expense includes all expenses with the exception of those paid for interest on deposits and borrowings. Significant expense items included in this component are salaries and employee benefits, premises and equipment and other operating expenses.

Noninterest expense during the three months ended September 30, 2023 increased by $68 thousand, or 0.7%, when compared to the three months ended September 30, 2022.  Key changes in the components of noninterest expense for the three months ended September 30, 2023, as compared to the same period in 2022, are as follows:

●	Salaries and employee benefits decreased by $204 thousand, or 3.6%, primarily due to lower expenses related to bonus accruals, and a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva, which were partially offset by increases related to staffing changes and merit increases, higher expenses related to benefit costs and payroll taxes, and a lower impact from deferred loan origination costs;
●	Premises and equipment increased by $6 thousand, or 0.5%, primarily due to higher expenses related to software amortization and maintenance contracts, which were partially offset by lower expenses related to depreciation and real estate taxes;
●	Amortization of core deposit intangible decreased by $13 thousand, or 10.2%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	Merger related expenses decreased by $10 thousand, or 6.2%, primarily due to lower legal fees and other costs associated with the pending merger with LINK during the third quarter of 2023, as compared to the legal fees and other costs in the third quarter of 2022 associated with the merger with OCFC, that was subsequently terminated in the fourth quarter of 2022; and
●	Other expenses increased by $290 thousand, or 9.8%, primarily due to higher expenses related to professional services, ATMs, audit and related professional fees, insurance and other, which were partially offset by lower expenses related to FDIC insurance assessments, directors fees, marketing and legal fees.

Noninterest expense during the nine months ended September 30, 2023 increased by $2.3 million, or 7.4%, when compared to the nine months ended September 30, 2022.  Key changes in the components of noninterest expense for the nine months ended September 30, 2023, as compared to the same period in 2022, are as follows:

●	Salaries and employee benefits increased by $570 thousand, or 3.4%, primarily due to increases related to staffing changes and merit increases, higher expenses related to benefit costs and payroll taxes, and a lower impact from deferred loan origination costs, which were partially offset by lower expenses related to bonus accruals, and a decrease in commissions expense paid due to the decrease in mortgage banking income from Partners’ majority owned subsidiary JMC and lower mortgage division fees at Delmarva;
●	Premises and equipment decreased by $98 thousand, or 2.3%, primarily due to lower expenses related to depreciation, leases, repairs and maintenance and purchased equipment and furniture, the cost of which did not qualify for capitalization, which were partially offset by higher expenses related to software amortization, real estate taxes, maintenance contracts and utilities;
●	Amortization of core deposit intangible decreased by $39 thousand, or 10.0%, primarily due to lower amortization related to the $2.7 million and $1.5 million, respectively, in core deposit intangibles recognized in the Partners and Liberty acquisitions;
●	(Gains) and operating expenses on other real estate owned, net decreased by $10 thousand, or 100.0%, primarily due to no gains on sales or expenses being recorded during the first nine months of 2023, as compared to gains on sales and expenses being recorded during the first nine months of 2022;
●	Merger related expenses increased by $897 thousand, or 124.6%, primarily due to higher legal fees and other costs associated with the pending merger with LINK during the first nine months of 2023, as compared to the legal fees and other costs in the first nine months of 2022 associated with the merger with OCFC, that was subsequently terminated in the fourth quarter of 2022; and
●	Other expenses increased by $930 thousand, or 11.0%, primarily due to higher expenses related to professional services, ATMs, legal fees, audit and related professional fees, insurance, and other, which were partially offset by lower expenses related to FDIC insurance assessments.

Income Taxes

The provision for income taxes was $1.5 million during the three months ended September 30, 2023, compared to the provision for income taxes of $1.3 million during the three months ended September 30, 2022, an increase of $214 thousand or 16.6%.  This increase was due primarily to higher consolidated income before taxes, which was partially offset by lower merger related expenses, which are typically non-deductible.  For the three months ended September 30, 2023, the Company’s effective tax rate was approximately 24.9% as compared to 23.9% for the same period in 2022.

The provision for income taxes was $3.9 million during the nine months ended September 30, 2023, compared to the provision for income taxes of $2.9 million during the nine months ended September 30, 2022, an increase of $1.0 million or 35.3%. This increase was due primarily to higher consolidated income before taxes and higher merger related expenses, which are typically non-deductible.  For the nine months ended September 30, 2023, the Company’s effective tax rate was approximately 25.3% as compared to 23.7% for the same period in 2022.

Partners is not subject to Virginia state income tax, but instead pays Virginia franchise tax.  The Virginia franchise tax paid by Partners is recorded in the “Other expenses” line item of “Noninterest Expense” on the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022.

Financial Condition

Interest-Earning Assets

Loans. Loans typically provide higher yields than the other types of interest-earning assets, and thus one of the Company's goals is to increase loan balances. Management attempts to control and counterbalance the inherent credit and liquidity risks associated with the higher loan yields without sacrificing asset quality to achieve its asset mix goals. Total gross loans, including unamortized discounts on acquired loans, averaged $1.29 billion and $1.18 billion during the three months ended September 30, 2023 and 2022, respectively, and averaged $1.27 billion and $1.16 billion during the nine months ended September 30, 2023 and 2022, respectively.

The following table shows the composition of the loan portfolio by category at September 30, 2023 and December 31, 2022:

Composition of Loan Portfolio by Category

As of September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Real Estate Mortgage
Construction and land development	$113,332	$117,296
Residential real estate	235,106	229,904
Nonresidential	782,100	722,620
Home equity loans	38,729	31,445
Commercial	124,373	128,553
Consumer and other loans	3,864	3,048
	1,297,504	1,232,866
Less: Allowance for credit losses	(16,075)	(14,315)
	$1,281,429	$1,218,551

The following table sets forth the repricing characteristics and sensitivity to interest rate changes of the Company’s loan portfolio, including unamortized discounts on acquired loans at September 30, 2023:

Loan Maturities and Interest Rate Sensitivity

At September 30, 2023

(Dollars in thousands)

		Between	Between
	One Year	One and	Five and	After
September 30, 2023	or Less	Five Years	Fifteen Years	Fifteen Years	Total
Real Estate Mortgage
Construction and land development	$55,897	$41,427	$12,623	$3,385	$113,332
Residential real estate	38,946	115,418	44,704	36,038	235,106
Nonresidential	116,653	487,148	169,295	9,004	782,100
Home equity loans	25,130	4,045	4,523	5,031	38,729
Commercial	37,620	52,555	19,181	15,017	124,373
Consumer and other loans	380	2,112	625	747	3,864
Total loans receivable	$274,626	$702,705	$250,951	$69,222	$1,297,504

Fixed-rate loans:
Real Estate Mortgage
Construction and land development	$24,966	$29,987	$4,007	$117	$59,077
Residential real estate	30,381	91,538	12,517	1,103	135,539
Nonresidential	95,992	442,689	109,086	5,683	653,450
Home equity loans	—	—	—	—	—
Commercial	7,157	48,939	17,026	481	73,603
Consumer and other loans	289	1,259	574	549	2,671
Total fixed-rate loans	$158,785	$614,412	$143,210	$7,933	$924,340

Floating-rate loans:
Real Estate Mortgage
Construction and land development	$30,931	$11,440	$8,616	$3,268	$54,255
Residential real estate	8,565	23,880	32,187	34,935	99,567
Nonresidential	20,661	44,459	60,209	3,321	128,650
Home equity loans	25,130	4,045	4,523	5,031	38,729
Commercial	30,463	3,616	2,155	14,536	50,770
Consumer and other loans	91	853	51	198	1,193
Total floating-rate loans	$115,841	$88,293	$107,741	$61,289	$373,164

At September 30, 2023, real estate mortgage loans included $354.4 million of owner-occupied non-farm, non-residential loans, and $338.5 million of other non-farm, non-residential loans, which is 30.3% and 28.9% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $334.3 million of owner-occupied non-farm, non-residential loans, and $319.3 million of other non-farm, non-residential loans, which were 30.4% and 29.0% of real estate mortgage loans, respectively.  This represents an increase at September 30, 2023 of $20.1 million, or 6.0%, in owner-occupied non-farm, non-residential loans, and an increase at September 30, 2023 of $19.2 million, or 6.0%, in other non-farm, non-residential loans.

At September 30, 2023, real estate mortgage loans included $113.3 million of construction and land development loans, and $73.5 million of multi-family residential loans, which are 9.7% and 6.3% of real estate mortgage loans, respectively. By comparison, at December 31, 2022, real estate mortgage loans included $117.3 million of construction and land development loans, and $52.3 million of multi-family residential loans, which were 10.7% and 4.8% of real estate mortgage loans, respectively. This represents a decrease at September 30, 2023 of $4.0 million, or 3.4%, in construction and land development loans, and an increase at September 30, 2023 of $21.1 million, or 40.4%, in multi-family residential loans.

Commercial real estate loans, excluding owner-occupied non-farm, non-residential loans, were 278.0% of total risk-based capital at September 30, 2023, as compared to 273.9% at December 31, 2022. Construction and land development loans were 60.0% of total risk-based capital at September 30, 2023, as compared to 65.7% at December 31, 2022.

At September 30, 2023, real estate mortgage loans included home equity loans of $38.7 million and residential real estate loans of $235.1 million, compared to $31.4 million and $229.9 million at December 31, 2022, respectively. Home equity loans increased $7.3 million, or 23.2%, during the nine months ended September 30, 2023, and residential real estate loans increased $5.2 million, or 2.3%, during the nine months ended September 30, 2023. At September 30, 2023, commercial loans were $124.4 million, compared to $128.6 million at December 31, 2022, a decrease of $4.2 million, or 3.3%, during the nine months ended September 30, 2023.

The overall increase in loans from the year ended December 31, 2022 to September 30, 2023 was due primarily to an increase in organic growth, including growth of approximately $4.0 million in loans related to Partners’ expansion into the Greater Washington market.

Investment Securities. The investment securities portfolio is a significant component of the Company's total interest-earning assets. Total investment securities averaged $149.6 million during the three months ended September 30, 2023 as compared to $154.7 million for the three months ended September 30, 2022. This represented 10.1% and 9.6% of total average interest-earning assets for the three months ended September 30, 2023 and 2022, respectively.  The decrease in average total investment securities for the three months ended September 30, 2023, as compared to the same period of 2022, was primarily due to scheduled payments of principal, which was partially offset by management of the investment securities portfolio in light of the Company’s liquidity needs.

Total investment securities averaged $152.5 million during the nine months ended September 30, 2023 as compared to $145.3 million for the nine months ended September 30, 2022. This represented 10.3% and 9.0% of total average interest-earning assets for the nine months ended September 30, 2023 and 2022, respectively.  The increase in average total investment securities for the nine months ended September 30, 2023, as compared to the same period of 2022, was primarily due to management of the investment securities portfolio in light of the Company’s liquidity needs, which was partially offset by scheduled payments of principal.

During the year ended December 31, 2022 as well as the first nine months of 2023, the Company’s investment securities portfolio was negatively impacted by unrealized losses in the market value of investment securities AFS as a result of increases in market interest rates. The Company believes that further increases in market interest rates will likely result in higher unrealized losses in the market value of the investment securities AFS portfolio. The Company expects to recover its investment in debt securities through scheduled payments of principal and interest, and unrealized losses are not expected to affect the earnings or regulatory capital of the Company.

The Company classifies all of its investment securities as AFS. This classification requires that investment securities be recorded at their fair value with any difference between the fair value and amortized cost (the purchase price adjusted by any discount accretion or premium amortization) reported as a component of stockholders’ equity (accumulated other comprehensive income (loss)), net of deferred taxes. At September 30, 2023 and December 31, 2022, investment securities AFS, at fair value totaled $121.9 million and $133.7 million, respectively. Investment securities AFS, at fair value decreased by approximately $11.7 million, or 8.8%, during the nine months ended September 30, 2023 from December 31, 2022.  This decrease was primarily due to scheduled payments of principal and an increase in unrealized losses on the investment securities AFS portfolio as a result of increases in market interest rates.  The Company attempts to maintain an investment securities portfolio of high quality, highly liquid investments with returns competitive with short-term U.S. Treasury or agency obligations. This objective is particularly important as the Company focuses on growing its loan portfolio. The Company primarily invests in securities of U.S. Government agencies, municipals, and corporate obligations. The Company’s AFS investment securities portfolio, other than subordinated debt investment securities, is either covered by the explicit or implied guarantee of the United States government or one of its agencies or are generally rated investment grade or higher. Subordinated debt investments, which are not rated, are issued by financial institutions within the geographic region of the Company.  In addition, the Company performs a quarterly credit review on the majority of its municipal bonds issued by states and political subdivisions. All AFS investment securities were current with no investment securities past due or on nonaccrual as of September 30, 2023 or December 31, 2022. At

September 30, 2023 and December 31, 2022 there were no issuers, other than the U.S. Government and its agencies, whose securities owned by the Company had a book or fair value exceeding 10% of the Company's stockholders' equity.

The Company has evaluated AFS investment securities in an unrealized loss position for credit related impairment at September 30, 2023 and concluded no impairment existed based on several factors which included: (1) the majority of these investment securities are of high credit quality, (2) unrealized losses are primarily the result of market volatility and increases in market interest rates, (3) the contractual terms of the investments do not permit the issuer(s) to settle the securities at a price less than the cost basis of each investment, (4) issuers continue to make timely principal and interest payments, and (5) the Company does not intend to sell any of the investments and the accounting standard of “more likely than not” has not been met for the Company to be required to sell any of the investments before recovery of its amortized cost basis. As such, the Company has recorded no allowance for credit losses related to AFS investment securities as of September 30, 2023.

The following table summarizes the amortized cost and fair value of investment securities AFS as of September 30, 2023:

Amortized Cost and Fair Value of Investment Securities

At September 30, 2023

(Dollars in Thousands)

	September 30, 2023
			Gross	Gross
	Amortized	Percentage	Unrealized	Unrealized	Fair
	Cost	of Total	Gains	Losses	Value
Obligations of U.S. Government agencies and corporations	$17,231	12.0%	$—	$1,906	$15,325
Obligations of States and political subdivisions	29,615	20.6%	—	3,914	25,701
Mortgage-backed securities	94,450	65.7%	—	15,842	78,608
Subordinated debt investments	2,471	1.7%	—	185	2,286
	$143,767	100.0%	$—	$21,847	$121,920

The following table sets forth the fair value and weighted average yields by maturity category of the investment securities AFS portfolio as of September 30, 2023. Weighted-average yields have been computed on a fully taxable-equivalent basis using a tax rate of 21%. Mortgage-backed securities are included in maturity categories based on their stated maturity date. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations.

Fair Value and Weighted Average Yields of Investment Securities by Maturity

At September 30, 2023

(Dollars in Thousands)

	September 30, 2023

	Within 1 Year		1-5 Years		5-10 years		After 10 Years		Total
		Weighted		Weighted		Weighted		Weighted		Weighted
	Fair	Average	Fair	Average	Fair	Average	Fair	Average	Fair	Average
	Value	Yield	Value	Yield	Value	Yield	Value	Yield	Value	Yield
Obligations of U.S. Government agencies and corporations	$5,838	3.62%	$4,853	2.61%	$2,844	2.29%	$1,790	1.92%	$15,325	2.85%
Obligations of States and political subdivisions	400	2.15%	5,380	2.54%	9,550	2.58%	10,371	2.50%	25,701	2.53%
Mortgage-backed securities	—	—%	1,014	1.94%	20,836	2.52%	56,758	1.78%	78,608	1.98%
Subordinated debt investments	—	—%	—	—%	2,286	5.54%	—	—%	2,286	5.54%
	$6,238	3.52%	$11,247	2.52%	$35,516	2.71%	$68,919	1.89%	$121,920	2.27%

In addition, the Company holds stock in various correspondent banks as well as the FRB. The balance of these securities was $5.6 million and $6.5 million at September 30, 2023 and December 31, 2022, respectively, a decrease of $872 thousand, or 13.4%, for the nine months ended September 30, 2023.

Due to the increase in longer term interest rates and ongoing volatility in the securities markets during the nine months ended September 30, 2023, the net unrealized losses in the Company’s investment securities AFS portfolio increased from December 31, 2022 by approximately $4.8 million, or 28.3%, to $21.8 million at September 30, 2023.

Subsequent interest rate fluctuations could have an adverse effect on our investment securities AFS portfolio by increasing reinvestment risk and reducing our ability to achieve our targeted investment returns.

Interest-Bearing Liabilities

Deposits. Average total deposits decreased from $1.48 billion to $1.32 billion, a decrease of $150.7 million, or 10.2%, for the three months ended September 30, 2023 over the average total deposits for the three months ended September 30, 2022.  This decrease was primarily due to deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic deposit growth in time deposits.  Average total deposits decreased from $1.48 billion to $1.32 billion, a decrease of $160.5 million, or 10.9%, for the nine months ended September 30, 2023 over the average total deposits for the nine months ended September 30, 2022.  This decrease was primarily due to scheduled maturities of time deposits that were not replaced and deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic deposit growth, including average growth of approximately $15.5 million in interest-bearing deposits related to Partners’ expansion into the Greater Washington market.

At September 30, 2023, total deposits were $1.32 billion as compared to $1.34 billion at December 31, 2022, a decrease of $16.6 million, or 1.2%. This decrease was primarily driven by deposit outflows due to competitive pressures in the higher interest rate environment and the negative banking industry developments associated with multiple high-profile bank failures that occurred during the first six months of 2023, partially offset by organic growth in time deposits.  Non-interest-bearing demand deposits decreased to $508.8 million at September 30, 2023, a $20.0 million, or 3.8%, decrease from $528.8 million in non-interest-bearing demand deposits at December 31, 2022, due primarily to the aforementioned items above with respect to actual and average total deposits.

The following table sets forth the deposits of the Company by category for the period indicated:

Deposits by Category

As of September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	September 30,	Percentage	December 31,	Percentage
	2023	of Deposits	2022	of Deposits
Non-interest-bearing demand deposits	$508,793	38.46%	$528,770	39.47%
Interest-bearing deposits:
Money market, NOW, and savings accounts	486,146	36.74%	553,325	41.31%
Certificates of deposit, $250 thousand or more	86,198	6.52%	59,247	4.42%
Other certificates of deposit	241,892	18.28%	198,263	14.80%
Total interest-bearing deposits	814,236	61.54%	810,835	60.53%
Total	$1,323,029	100.00%	$1,339,605	100.00%

The Company's loan-to-deposit ratio was 98.1% at September 30, 2023 as compared to 92.0% at December 31, 2022. Core deposits, which exclude certificates of deposit of more than $250 thousand, provide a relatively stable funding source for the Company's loan portfolio and other interest-earning assets. The Company's core deposits were $1.24 billion at September 30, 2023, a decrease of $43.5 million, or 3.4%, from $1.28 billion at December 31, 2022, and excluded $86.2 million and $59.2 million in certificates of deposit of $250 thousand or more as of those dates, respectively. Management anticipates that a stable base of deposits will be the Company's primary source of funding to meet both its short-term and long-term liquidity needs in the future, and, therefore, feels that presenting core deposits provides valuable information to investors.

The following table provides a summary of the Company’s maturity distribution for certificates of deposit at the date indicated:

Maturities of Certificates of Deposit

At September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Three months or less	$52,068	$44,288
Over three months through six months	114,682	36,283
Over six months through twelve months	120,212	79,260
Over twelve months	41,128	97,679
Total	$328,090	$257,510

The following table provides a summary of the Company’s maturity distribution for certificates of deposit of greater than $250 thousand at the date indicated:

Maturities of Certificates of Deposit Greater than $250 Thousand

At September 30, 2023 and December 31, 2022

(Dollars in Thousands)

	September 30,	December 31,
	2023	2022
Three months or less	$10,079	$5,977
Over three months through six months	39,550	8,094
Over six months through twelve months	24,418	23,745
Over twelve months	12,151	21,431
Total	$86,198	$59,247

Borrowings. Borrowings at September 30, 2023 and December 31, 2022 consisted primarily of short-term and long-term borrowings with the FHLB, subordinated notes payable, net, and other borrowings.

At September 30, 2023, short-term borrowings with the FHLB were $10.0 million as compared to $42.0 million at December 31, 2022, a decrease of $32.0 million, or 76.2%.

At September 30, 2023 and December 31, 2022, long-term borrowings with the FHLB were $19.8 million. These borrowings are collateralized by a blanket lien on the first mortgage loans in the amount of the outstanding borrowings, FHLB capital stock, and amounts on deposit with the FHLB.

At September 30, 2023 and December 31, 2022, subordinated notes payable, net, were $22.2 million.

At September 30, 2023, other borrowings were $596 thousand as compared to $613 thousand at December 31, 2022, a decrease of $17 thousand, or 2.8%.  This decrease was due to a decrease on Partners’ note payable on 410 William Street, Fredericksburg, Virginia, primarily due to scheduled principal curtailments, partially offset by the amortization of the related discount on the note payable.  In addition, Partners’ majority owned subsidiary, JMC, has a warehouse line of credit with another financial institution in the amount of $3.0 million, of which no amount was outstanding as of September 30, 2023 and December 31, 2022, respectively.

See Note 4 – Borrowings and Notes Payable of the unaudited consolidated financial statements included in this Quarterly Report for additional information on the Company’s subordinated notes payable, net, Partners’ note payable, and JMC’s warehouse line of credit.

Average total borrowings increased by $13.6 million, or 27.6%, and average rates paid increased by 47 basis points to 4.48% for the three months ended September 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average total deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Average total borrowings increased by $21.4 million, or 43.6%, and average rates paid increased by 44 basis points to 4.47% for the nine months ended September 30, 2023, as compared to the same period in 2022.  The increase in average total borrowings balances and rates paid was primarily due to an increase in the average balance of short-term FHLB advances due to the aforementioned decrease in average total deposit balances, which was partially offset by a decrease in the average balance of long-term FHLB advances resulting from maturities and payoffs of borrowings that were not replaced and scheduled principal curtailments.

Capital

Total stockholders’ equity as of September 30, 2023 was $143.7 million, an increase of $4.3 million, or 3.1%, from December 31, 2022.  Key drivers of this change were the net income attributable to the Company for the nine months ended September 30, 2023, the proceeds from stock option exercises, and stock-based compensation expense related to restricted stock awards, which were partially offset by a decrease to retained earnings, net of tax, related to the adoption of the CECL Standard, an increase in accumulated other comprehensive (loss), net of tax, and cash dividends paid to shareholders.

The Federal Reserve and other bank regulatory agencies require bank holding companies and financial institutions to maintain capital at adequate levels based on a percentage of assets and off-balance sheet exposures, adjusted for risk weights ranging from 0% to 100%. The following table presents actual and required capital ratios as of September 30, 2023 and December 31, 2022 for Delmarva and Partners under Basel III Capital Rules. The minimum required capital amounts presented include the minimum required capital levels as of September 30, 2023 based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019 when the Basel III Capital Rules were fully phased-in. Capital levels required for an institution to be considered well capitalized are based upon prompt corrective action regulations, as amended to reflect the changes under the Basel III Capital Rules. See Note 9 – Regulatory Capital Requirements of the unaudited consolidated financial statements included in this Quarterly Report for a more in-depth discussion of regulatory capital requirements.

Capital Components

Capital Components

At September 30, 2023 and December 31, 2022

(Dollars in Thousands)

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$107,821	14.2%	$79,821	10.5%	$76,020	10.0%
Virginia Partners Bank	66,386	11.4%	61,157	10.5%	58,245	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	98,312	12.9%	64,617	8.5%	60,816	8.0%
Virginia Partners Bank	61,082	10.5%	49,508	8.5%	46,596	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	98,312	12.9%	53,214	7.0%	49,413	6.5%
Virginia Partners Bank	61,082	10.5%	40,772	7.0%	37,859	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	98,312	10.9%	35,971	4.0%	44,963	5.0%
Virginia Partners Bank	61,082	9.5%	25,723	4.0%	32,154	5.0%

					To Be Well
					Capitalized
			For Capital		Under Prompt
			Adequacy		Corrective Action
	Actual		Purposes		Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Total Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	$98,910	13.4%	$77,763	$10.5%	$74,060	10.0%
Virginia Partners Bank	63,558	11.3%	58,862	10.5%	56,059	10.0%
Tier 1 Capital Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	62,951	8.5%	59,248	8.0%
Virginia Partners Bank	58,895	10.5%	47,650	8.5%	44,848	8.0%
Common Equity Tier 1 Ratio
(To Risk Weighted Assets)
The Bank of Delmarva	89,645	12.1%	51,842	7.0%	48,139	6.5%
Virginia Partners Bank	58,895	10.5%	39,242	7.0%	36,439	6.5%
Tier 1 Leverage Ratio
(To Average Assets)
The Bank of Delmarva	89,645	9.3%	38,416	4.0%	48,020	5.0%
Virginia Partners Bank	58,895	8.9%	26,348	4.0%	32,935	5.0%

Liquidity Management

Liquidity management involves monitoring the Company's sources and uses of funds in order to meet its day-to-day cash flow requirements while maximizing profits. Liquidity represents the ability of a company to convert assets into cash or cash equivalents without significant loss and to raise additional funds by increasing liabilities. Liquidity management is made more complicated because different balance sheet components are subject to varying degrees of management control. For example, the timing of maturities of the AFS investment securities portfolio is very predictable and subject to a high degree of control at the time investment decisions are made; however, net deposit inflows and outflows are far less predictable and are not subject to the same degree of control. Asset liquidity is provided by cash and assets which are readily marketable, which can be pledged, or which will mature in the near future. Liability liquidity is provided by access to core funding sources, principally the ability to generate customer deposits in the Company's market area. The Company's cash and cash equivalents position, which includes funds in cash and due from banks, interest-bearing deposits in other financial institutions, and federal funds sold, averaged $69.4 million and $84.8 million during the three and nine months ended September 30, 2023, respectively, and totaled $48.6 million at September 30, 2023, as compared to an average of $295.7 million and $326.7 million during the three and nine months ended September 30, 2022, respectively, and a year-end position of $141.6 million at December 31, 2022.

Also, the Company has available advances from the FHLB. Advances available are generally based upon the amount of qualified first mortgage loans which can be used for collateral. At September 30, 2023, advances available totaled approximately $418.2 million of which approximately $29.8 million had been drawn. Management regularly reviews the liquidity position of the Company and has implemented internal policies which establish guidelines for sources of asset-based liquidity and limit the total amount of purchased funds used to support the balance sheet and funding from non-core sources. Subject to certain aggregation rules, FDIC deposit insurance covers the funds in deposit accounts up to $250 thousand.

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

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 4.     CONTROLS AND PROCEDURES.

The Company’s management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated, as of the last day of the period covered by this report, the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

There were no changes in the Company’s internal control over financial reporting as defined in the Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A.    RISK FACTORS.

During the nine months ended September 30, 2023, there have been no material changes from the risk factors previously disclosed under Part I, Item 1A. “Risk Factors” in the Company’s 2022 Annual Report on Form 10-K.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

In November 2020, the Company’s Board of Directors approved, and the Company announced, a stock repurchase program (the “Program”). Under the Program, the Company is authorized to repurchase up to 356,000 shares of its common stock. The Company may repurchase shares in the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased under the Program will depend on a number of factors, including constraints specified in any Rule 10b5-1 trading plans, price, general business and market conditions, and alternative investment opportunities. The Program does not obligate the Company to acquire any specific number of shares in any period, and the Program may be limited or terminated at any time without prior notice. The Company did not repurchase any of its common stock during the quarter ended September 30, 2023.

The following table provides information with respect to purchases made by us or on behalf of us or any “affiliated purchaser” (as defined in Rule 10b-18(a)(3) under the Exchange Act) of the Company’s common stock during the third quarter of 2023.

Issuer Purchases of Equity Securities
			Total Number	Maximum Number
	Total Number	Average Price	of Shares Purchased as Part	Of Shares that May Yet Be
	of Shares	Paid Per	of the Publicly Announced	Purchased Under the
Period	Purchased	Share	Plans or Programs	Plans or Programs
July 1, 2023 to July 31, 2023	—	$ -	—	255,800
August 1, 2023 to August 31, 2023	—	$ -	—	255,800
September 1, 2023 to September 30, 2023	—	$ -	—	255,800
Total	—	$ -	—	255,800

ITEM 3.      DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.      MINE SAFETY DISCLOSURES.

None.

ITEM 5.     OTHER INFORMATION.

(c) Insider Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers informed management of the modification, adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408.

ITEM 6. EXHIBITS.

2.1

Agreement and Plan of Merger, dated as of February 22, 2023, by and between LINKBANCORP, Inc. and Partners Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 22, 2023).*

3.1

Articles of Incorporation of Partners Bancorp, with amendments thereto (incorporated by reference to Exhibit 3.1 to Pre-Effective Amendment No. 3 to the Company’s Registration Statement on Form S-4 (Registration No. 333-230599) filed on July 3, 2019).

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
101

Interactive data files formatted in iXBRL (Inline Extensible Business Reporting Language) for the quarter ended September 30, 2023: (i) Consolidated Balance Sheets (unaudited), (ii) Consolidated Statements of Income (unaudited), (iii) Consolidated Statements of Comprehensive Income (Loss) (unaudited), (iv) Consolidated Statements of Stockholders’ Equity (unaudited), (v) Consolidated Statements of Cash Flows (unaudited), and (vi) Notes to Consolidated Financial Statements (unaudited).

104

The cover page from Partners Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) (included with Exhibit 101).

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

Partners Bancorp (Registrant)

Date: November 9, 2023	/s/ John W. Breda
John W. Breda
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2023	/s/ J. Adam Sothen
J. Adam Sothen
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)